Form 10-Q
period 2012-06-30
Laredo Petroleum Holdings, Inc.
filed 2012-08-09
CIK 1528129

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

(918) 513-4570
(Registrant's Telephone Number, Including Area Code)

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

        Number of shares of registrant's common stock outstanding as of August 7, 2012: 128,231,994

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

  •
  restrictions contained in our debt agreements, including our senior secured credit facility and the indentures governing our senior unsecured notes, as well as debt that could be incurred in the future; and

  •
  our ability to generate sufficient cash to service our indebtedness and to generate future profits.

        These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q, under "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and under "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

PART I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum Holdings, Inc.

Consolidated balance sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$146,485	$28,002
Accounts receivable, net	71,832	74,135
Derivative financial instruments	20,513	13,281
Deferred income taxes	—	5,202
Other current assets	5,816	2,318

Total current assets	244,646	122,938

Property and equipment:
Oil and natural gas properties, full cost method:
Proved properties	2,551,524	2,083,015
Unproved properties not being amortized	127,971	117,195
Pipeline and gas gathering assets	63,667	58,136
Other fixed assets	21,840	16,948

	2,765,002	2,275,294
Less accumulated depreciation, depletion, amortization and impairment	1,008,597	896,785

Net property and equipment	1,756,405	1,378,509

Deferred income taxes	64,903	90,376
Derivative financial instruments	12,888	6,510
Deferred loan costs, net	31,666	23,457
Other assets, net	5,430	5,862

Total assets	$2,115,938	$1,627,652

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$49,311	$46,007
Undistributed revenue and royalties	31,565	26,844
Accrued capital expenditures	92,646	91,022
Accrued compensation and benefits	8,210	11,270
Derivative financial instruments	603	4,187
Accrued interest payable	26,193	20,112
Other current liabilities	15,498	14,919

Total current liabilities	224,026	214,361

Long-term debt	1,051,863	636,961
Derivative financial instruments	72	2,415
Asset retirement obligations	15,483	12,568
Other noncurrent liabilities	2,436	1,334

Total liabilities	1,293,880	867,639

Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, and 128,296,239 and 127,617,391 issued, net of treasury, at June 30, 2012 and December 31, 2011, respectively	1,283	1,276
Additional paid-in capital	956,203	951,375
Accumulated deficit	(135,424)	(192,634)
Treasury stock, at cost, 7,609 common shares at June 30, 2012 and December 31, 2011	(4)	(4)

Total stockholders' equity	822,058	760,013

Total liabilities and stockholders' equity	$2,115,938	$1,627,652

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum Holdings, Inc.

Consolidated statements of operations

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Oil and natural gas sales	$139,609	$130,763	$288,560	$236,532
Natural gas transportation and treating	1,015	964	2,412	2,306

Total revenues	140,624	131,727	290,972	238,838
Costs and expenses:
Lease operating expenses	15,660	10,194	30,644	18,112
Production and ad valorem taxes	7,318	7,897	16,237	14,999
Natural gas transportation and treating	391	615	691	1,167
Drilling and production	333	397	1,771	693
General and administrative (including non-cash stock-based compensation of $2,588 and $557 for the three months ended June 30, 2012 and 2011, respectively, and $4,835 and $876 for the six months ended June 30, 2012 and 2011, respectively)	14,410	10,522	31,941	19,770
Accretion of asset retirement obligations	292	155	556	304
Depreciation, depletion and amortization	60,697	43,439	112,220	75,917
Impairment expense	—	37	—	243

Total costs and expenses	99,101	73,256	194,060	131,205

Operating income	41,523	58,471	96,912	107,633

Non-operating income (expense):
Realized and unrealized gain (loss):
Commodity derivative financial instruments, net	28,543	18,449	29,137	(9,585)
Interest rate derivatives, net	—	(976)	(323)	(1,094)
Interest expense	(21,674)	(11,736)	(36,358)	(22,252)
Interest and other income	15	22	31	58
Write-off of deferred loan costs	—	—	—	(3,246)
Loss on disposal of assets	(8)	(18)	(8)	(35)

Non-operating income (expense), net	6,876	5,741	(7,521)	(36,154)

Income before income taxes	48,399	64,212	89,391	71,479

Income tax expense:
Deferred	(17,424)	(23,140)	(32,181)	(25,737)

Total income tax expense	(17,424)	(23,140)	(32,181)	(25,737)

Net income	$30,975	$41,072	$57,210	$45,742

Net income per common share:
Basic	$0.24		$0.45
Diluted	$0.24		$0.45
Weighted average common shares outstanding:
Basic	126,921		126,862
Diluted	128,222		128,101

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum Holdings, Inc.

Consolidated statement of stockholders' equity

(in thousands)

(Unaudited)

				Treasury Stock (at cost)
	Common Stock
			Additional paid-in capital			Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2011	127,617	$1,276	$951,375	8	$(4)	$(192,634)	$760,013
Restricted stock awards	777	8	(8)	—	—	—	—
Restricted stock forfeitures	(98)	(1)	1	—	—	—	—
Stock-based compensation	—	—	4,835	—	—	—	4,835
Net income	—	—	—	—	—	57,210	57,210

Balance, June 30, 2012	128,296	$1,283	$956,203	8	$(4)	$(135,424)	$822,058

The accompanying notes are an integral part of this unaudited consolidated financial statement.

Laredo Petroleum Holdings, Inc.

Consolidated statements of cash flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$57,210	$45,742
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	32,181	25,737
Depreciation, depletion and amortization	112,220	75,917
Impairment expense	—	243
Non-cash stock-based compensation	4,835	876
Accretion of asset retirement obligations	556	304
Unrealized (gain) loss on derivative financial instruments, net	(16,929)	7,192
Premiums paid for derivative financial instruments	(2,927)	(512)
Amortization of premiums paid for derivative financial instruments	319	216
Amortization of deferred loan costs	2,268	1,909
Write-off of deferred loan costs	—	3,246
Amortization of October 2011 Notes premium	(99)	—
Amortization of other assets	10	9
Loss on disposal of assets	8	35
(Increase) decrease in accounts receivable	2,303	(12,142)
(Increase) decrease in other current assets	(3,075)	(768)
Increase (decrease) in accounts payable	3,304	(6,513)
Increase (decrease) in undistributed revenues and royalties	4,721	8,019
Increase (decrease) in accrued compensation and benefits	(3,060)	(3,970)
Increase (decrease) in other accrued liabilities	4,828	16,572
Increase (decrease) in other noncurrent liabilities	1,117	(54)

Net cash provided by operating activities	199,790	162,058

Cash flows from investing activities:
Capital expenditures:
Oil and natural gas properties	(473,846)	(348,523)
Pipeline and gas gathering assets	(7,031)	(6,344)
Other fixed assets	(4,988)	(4,602)
Proceeds from other fixed asset disposals	34	20

Net cash used in investing activities	(485,831)	(359,449)

Cash flows from financing activities:
Borrowings on revolving credit facilities	195,000	180,100
Payments on revolving credit facilities	(280,000)	(231,300)
Payments on term loan	—	(100,000)
Issuance of 2019 Notes	—	350,000
Issuance of 2022 Notes	500,000	—
Payments for loan costs	(10,476)	(10,592)

Net cash provided by financing activities	404,524	188,208

Net increase (decrease) in cash and cash equivalents	118,483	(9,183)
Cash and cash equivalents, beginning of period	28,002	31,235

Cash and cash equivalents, end of period	$146,485	$22,052

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest, net of $505 and zero, respectively, of capitalized interest for the six months ended June 30, 2012 and 2011, respectively	$27,956	$6,626

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements

(Unaudited)

A—Organization

        Laredo Petroleum Holdings, Inc. ("Laredo Holdings") together with its subsidiaries, is an independent energy company focused on the exploration, development and acquisition of oil and natural gas properties in the Permian and Mid-Continent regions of the United States. Laredo Holdings was incorporated pursuant to the laws of the State of Delaware on August 12, 2011 for the purposes of a Corporate Reorganization (as defined below) and the initial public offering of its common stock (the "IPO") on December 20, 2011. As a holding company, Laredo Holdings' management operations are conducted through its wholly-owned subsidiary, Laredo Petroleum, Inc. ("Laredo"), a Delaware corporation, and Laredo's subsidiaries, Laredo Petroleum Texas, LLC ("Laredo Texas"), a Texas limited liability company, Laredo Gas Services, LLC ("Laredo Gas"), a Delaware limited liability company, and Laredo Petroleum—Dallas, Inc. ("Laredo Dallas"), a Delaware corporation.

        On July 1, 2011, Laredo Petroleum, LLC ("Laredo LLC"), a Delaware limited liability company, and Laredo completed the acquisition of Broad Oak Energy, Inc., a Delaware corporation ("Broad Oak"), for a combination of equity and cash. Prior to the acquisition, Broad Oak was owned by its management and Warburg Pincus Private Equity, L.P. ("Warburg Pincus IX"). On July 19, 2011, Broad Oak's name was changed to Laredo Petroleum—Dallas, Inc.

        On December 19, 2011, immediately prior to the IPO, Laredo LLC merged with and into Laredo Holdings, with Laredo Holdings being the surviving entity. Warburg Pincus IX and other affiliates of Warburg Pincus LLC were majority owners of Laredo LLC and are of Laredo Holdings. The preferred units and certain series of restricted units of Laredo LLC were exchanged into shares of common stock of Laredo Holdings based on the pre-offering equity value of such units (the "Corporate Reorganization"). The common stock has one vote per share and a par value of $0.01 per share.

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

B—Basis of presentation and significant accounting policies

1.    Basis of presentation

        The accompanying unaudited consolidated financial statements were derived from the historical accounting records of the Company and reflect the historical financial position, results of operations and cash flows for the periods described herein. The Broad Oak acquisition discussed in Note A was accounted for in a manner similar to a pooling of interests. The historical financial statements present the assets and liabilities of Laredo Holdings and its subsidiaries and Broad Oak at historical carrying values and their operations as if they were consolidated for all periods presented. All material intercompany transactions and account balances have been eliminated in the consolidation of accounts. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company operates oil and natural gas properties as one business segment, which explores for, develops and produces oil and natural gas.

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

B—Basis of presentation and significant accounting policies (Continued)

        The accompanying consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2011 is derived from audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position at June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011. All such adjustments are of a normal recurring nature.

        Certain disclosures have been condensed or omitted from these unaudited consolidated financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Laredo Holdings' Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report").

2.    Use of estimates in the preparation of interim unaudited consolidated financial statements

        The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates are reasonable, actual results could differ from these estimates. The interim results reflected in the unaudited consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year.

        Significant estimates include, but are not limited to, estimates of the Company's reserves of oil and natural gas, future cash flows from oil and natural gas properties, depreciation, depletion and amortization, asset retirement obligations, stock-based compensation, deferred income taxes and fair values of commodity, interest rate derivatives and commodity deferred premiums. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. These estimates and assumptions are based on management's best judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets and volatile equity and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. Management believes its estimates and assumptions to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual values and results could differ from these estimates. Any changes in estimates resulting from future changes in the economic environment will be reflected in the financial statements in future periods.

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

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

B—Basis of presentation and significant accounting policies (Continued)

Amounts are considered past due after 30 days. The Company determines joint interest operations accounts receivable allowances based on management's assessment of the creditworthiness of the joint interest owners and as the operator in the majority of its wells the ability to realize the receivables through netting of anticipated future production revenues. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and economic data. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote.

        Accounts receivable consist of the following components as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Oil and natural gas sales	$38,945	$49,434
Joint operations(1)	31,104	24,190
Other	1,783	511

Total, net	$71,832	$74,135

(1)
Accounts receivable for joint operations are presented net of an allowance for doubtful accounts of approximately $0.1 million at each of June 30, 2012 and December 31, 2011.

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

        Derivative instruments are recorded at fair value and are included on the unaudited consolidated balance sheets as assets or liabilities. The Company netted the fair value of derivative instruments by counterparty in the accompanying unaudited consolidated balance sheets where the right of offset exists. The Company determines the fair value of its derivative financial instruments utilizing pricing models for significantly similar instruments. Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.

        The Company's derivatives were not designated as hedges for accounting purposes for any of the periods presented. Accordingly, the changes in fair value are recognized in the unaudited consolidated statements of operations in the period of change. Realized and unrealized gains and losses on derivatives are included in cash flows from operating activities (see Note F).

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

B—Basis of presentation and significant accounting policies (Continued)

5.    Other current liabilities

        Other current liabilities consist of the following components as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Lease operating expense payable	$6,663	$5,297
Prepaid drilling liability	1,995	2,378
Production taxes payable	1,591	1,493
Deferred income taxes payable	1,506	—
Current portion of asset retirement obligations	393	506
Other accrued liabilities	3,350	5,245

Total other current liabilities	$15,498	$14,919

6.    Property and equipment

        The following table sets forth the Company's property and equipment as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Proved oil and natural gas properties	$2,551,524	$2,083,015
Less accumulated depletion and impairment	993,312	884,533

Proved oil and natural gas properties, net	1,558,212	1,198,482
Unproved properties not being amortized	127,971	117,195
Pipeline and gas gathering assets	63,667	58,136
Less accumulated depreciation	7,900	6,394

Pipeline and gas gathering assets, net	55,767	51,742
Other fixed assets	21,840	16,948
Less accumulated depreciation and amortization	7,385	5,858

Other fixed assets, net	14,455	11,090

Total property and equipment, net	$1,756,405	$1,378,509

        For the three months ended June 30, 2012 and 2011, depletion expense was $20.70 per barrel of oil equivalent ("BOE") and $20.11 per BOE, respectively. For the six months ended June 30, 2012 and 2011, depletion expense was $20.20 per BOE and $18.44 per BOE, respectively.

7.    Deferred loan costs

        Loan origination fees are stated at cost, net of amortization, which are amortized over the life of the respective debt agreements utilizing the effective interest and straight-line methods. The Company capitalized $10.5 million and $0.4 million of deferred loan costs in the three months ended June 30,

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

B—Basis of presentation and significant accounting policies (Continued)

2012 and 2011, respectively, and $10.5 million and $10.6 million in the six months ended June 30, 2012 and 2011, respectively. The Company had total deferred loan costs of $31.7 million and $23.5 million, net of accumulated amortization of $6.7 million and $4.4 million, as of June 30, 2012 and December 31, 2011, respectively.

        During the six months ended June 30, 2011, the Company wrote off approximately $3.2 million in deferred loan costs as a result of the retirement of debt and changes in the borrowing base of the Senior Secured Credit Facility (as defined in Note C). No deferred loan costs were written off in the six months ended June 30, 2012.

        Future amortization expense of deferred loan costs at June 30, 2012 is as follows:

(in thousands)
Remaining 2012	$2,534
2013	5,107
2014	5,164
2015	5,225
2016	3,969
Thereafter	9,667

Total	$31,666

8.    Asset retirement obligations

        Asset retirement obligations associated with the retirement of tangible long-lived assets are recognized as a liability in the period in which they are incurred and become determinable. The associated asset retirement costs are part of the carrying amount of the long-lived asset. Subsequently, the asset retirement cost included in the carrying amount of the related long-lived asset is charged to expense through the depletion of the asset. Changes in the liability due to the passage of time are recognized as an increase in the carrying amount of the liability and as corresponding accretion expense. See Note G for fair value disclosures related to the Company's asset retirement obligations.

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

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

B—Basis of presentation and significant accounting policies (Continued)

        The following reconciles the Company's asset retirement obligations liability as of June 30, 2012 and December 31, 2011:

(in thousands)	Six months ended June 30, 2012	Year ended December 31, 2011
Liability at beginning of period	$13,074	$8,278
Liabilities added due to acquisitions, drilling and other	2,270	1,519
Accretion expense	556	616
Liabilities settled upon plugging and abandonment	(24)	(340)
Revision of estimates	—	3,001

Liability at end of period	$15,876	$13,074

9.    Fair value measurements

        The carrying amounts reported in the unaudited consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, undistributed revenue and royalties, and other accrued liabilities approximate their fair values. See Note C for fair value disclosures related to the Company's debt obligations. The Company carries its derivative financial instruments at fair value. See Note F and Note G for details regarding the fair value of the Company's derivative financial instruments.

10.    Compensation awards

        For stock-based compensation awards, compensation expense is recognized in "General and adminstrative" in the Company's unaudited consolidated statements of operations over the awards' vesting periods based on their grant date fair value. The Company utilizes the closing stock price on the date of grant to determine the fair value of service vesting restricted stock awards and a Black-Scholes pricing model to determine the fair values of service vesting restricted stock option awards. See Note D for further discussion of the restricted stock awards and restricted stock option awards.

        For performance unit awards issued to management with a combination of market and service vesting criteria, a Monte Carlo simulation prepared by an independent third party is utilized in order to determine the fair value of the awards at the date of grant and to re-measure the fair value at the end of each reporting period until settlement in accordance with GAAP. Due to the relatively short trading history for the Company's stock, the volatility criteria utilized in the Monte Carlo simulation is based on the volatilities of a group of peer companies that have been determined to be most representative of the Company's expected volatility. These awards are accounted for as liability awards as they will be settled in cash at the end of the requisite service period based on the achievement of certain performance criteria. The liability and related compensation expense for each period for these awards is recognized by dividing the fair value of the total liability by the requisite service period and recording the pro rata share for the period for which service has already been provided. Compensation expense for these awards amounted to $0.5 million and $1.0 million in the three and six months ended June 30, 2012, respectively, and is recognized in "General and administrative" in the Company's unaudited consolidated statements of operations and the corresponding liability is included in "Other

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

B—Basis of presentation and significant accounting policies (Continued)

noncurrent liabilities" in the June 30, 2012 unaudited consolidated balance sheet. As there are inherent uncertainties related to the factors and the Company's judgment in applying them to the fair value determinations, there is risk that the recorded performance unit compensation may not accurately reflect the amount ultimately earned by the member of management.

11.    Impairment of long-lived assets

        Impairment losses are recorded on property and equipment used in operations and other long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset. During the three and six months ended June 30, 2011, the Company recorded a $0.04 million and a $0.2 million write-down of materials and supplies, respectively. Other than the aforementioned write-downs, for the three and six months ended June 30, 2012 and 2011, the Company did not record any additional impairment to property and equipment used in operations or other long-lived assets.

12.    Environmental

        The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Management believes no materially significant liabilities of this nature existed at June 30, 2012 or December 31, 2011.

13.    Business combinations

        Acquisitions are accounted for under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions are expensed as incurred.

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

B—Basis of presentation and significant accounting policies (Continued)

14.    Related party transactions

        The following table summarizes the net oil and natural gas sales (oil and natural gas sales less production taxes) received from the Company's related party and is included in the unaudited consolidated statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Net oil and natural gas sales(1)	$18,350	$18,093	$37,740	$33,533

        The following table summarizes the amounts included in oil and natural gas sales receivable in the unaudited consolidated balance sheets for the periods presented:

(in thousands)	June 30, 2012	December 31, 2011
Oil and natural gas sales receivable(1)	$5,504	$6,845

(1)
The Company has a gas gathering and processing arrangement with affiliates of Targa Resources, Inc. ("Targa"). Warburg Pincus IX, a majority stockholder of Laredo Holdings, and other affiliates of Warburg Pincus LLC hold investment interests in Targa. One of Laredo Holdings' directors is on the board of directors of affiliates of Targa.

C—Debt

1.    Interest expense

        The following amounts have been incurred and charged to interest expense for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Cash payments for interest	$1,356	$2,935	$28,461	$6,626
Amortization and write-off of deferred loan costs and other adjustments	1,240	4,105	2,321	5,155
Change in accrued interest	19,204	4,696	6,081	10,471

Interest costs incurred	21,800	11,736	36,863	22,252
Less capitalized interest	(126)	—	(505)	—

Total interest expense	$21,674	$11,736	$36,358	$22,252

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

C—Debt (Continued)

        The following table presents the weighted average interest rates and the weighted average outstanding debt balances for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
(in thousands except for percentages)	Weighted average principal	Weighted average interest rate(3)	Weighted average principal	Weighted average interest rate(3)	Weighted average principal	Weighted average interest rate(3)	Weighted average principal	Weighted average interest rate(3)
Senior Secured Credit Facility	$270,741	0.17%	$43,182	0.55%	$190,085	0.72%	$68,056	0.75%
2019 Notes	550,000	2.37%	350,000	2.37%	550,000	4.73%	350,000	4.19%
2022 Notes	500,000	1.29%	—	—	500,000	1.29%	—	—
Term Loan(1)	—	—	—	—	—	—	100,000	0.31%
Broad Oak Credit Facility(2)	—	—	64,541	2.87%	—	—	122,904	3.07%

(1)
Laredo's Second Lien Term Loan Agreement was entered into on July 7, 2010 and was paid-in-full and terminated on January 20, 2011.

(2)
The Broad Oak revolving credit facility was paid-in-full and terminated on July 1, 2011.

(3)
Interest rates presented are annual rates which have been prorated to reflect the portion of the year for which they have been incurred.

2.    2022 Notes

        On April 27, 2012, Laredo completed an offering of $500 million in aggregate principal amount of 7 3/8% senior unsecured notes due 2022 (the "2022 Notes"). The 2022 Notes will mature on May 1, 2022 and bear an interest rate of 7 3/8% per annum, payable semi-annually, in cash in arrears on May 1 and November 1 of each year, commencing November 1, 2012. The 2022 Notes are fully and unconditionally guaranteed, jointly and severally on a senior unsecured basis by Laredo Holdings and its subsidiaries, with the exception of Laredo (collectively, the "Guarantors"). The net proceeds from the 2022 Notes (i) were used to pay in full $280.0 million outstanding under Laredo's revolving Amended and Restated Credit Agreement (as amended, the "Senior Secured Credit Facility"), and (ii) will be used for general working capital purposes.

        The 2022 Notes were issued under and are governed by an indenture and supplement thereto, each dated April 27, 2012 (collectively, the "2012 Indenture"), among Laredo, Wells Fargo Bank, National Association, as trustee, and the Guarantors. The 2012 Indenture contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, entering into transactions with affiliates and limitations on asset sales. Indebtedness under the 2022 Notes may be accelerated in certain circumstances upon an event of default as set forth in the 2012 Indenture.

        Laredo will have the option to redeem the 2022 Notes, in whole or in part, at any time on or after May 1, 2017, at the redemption prices (expressed as percentages of principal amount) of 103.688% for the twelve-month period beginning on May 1, 2017, 102.458% for the twelve-month period beginning

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

C—Debt (Continued)

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

        In connection with the issuance of the 2022 Notes, Laredo and the Guarantors entered into a registration rights agreement with the initial purchasers of the 2022 Notes on April 27, 2012, pursuant to which Laredo and the Guarantors filed with the Securities and Exchange Commission ("SEC") a registration statement that became effective with respect to an offer to exchange the 2022 Notes for substantially identical notes (other than with respect to restrictions on transfer or to any increase in annual interest rate) that are registered under the Securities Act of 1933, as amended (the "Securities Act"). The offer to exchange the 2022 Notes for substantially identical notes registered under the Securities Act commenced on July 2, 2012 and was consummated on August 1, 2012 with all notes exchanged.

3.    2019 Notes

        On January 20, 2011, Laredo completed an offering of $350 million 9 1/2% Senior Notes due 2019 (the "January Notes") and on October 19, 2011, Laredo completed an offering of an additional $200 million 9 1/2% Senior Notes due 2019 (the "October 2011 Notes" and together with the January Notes, the "2019 Notes"). The 2019 Notes will mature on February 15, 2019 and bear an interest rate of 9.5% per annum payable semi-annually, in cash, in arrears on February 15 and August 15 of each year. The 2019 Notes are fully and unconditionally guaranteed, jointly and severally on a senior unsecured basis by the Guarantors.

        In connection with the issuance of the 2019 Notes, Laredo and the Guarantors entered into registration rights agreements with the initial purchasers of the 2019 Notes, pursuant to which Laredo and the Guarantors filed with the SEC a registration statement that became effective with respect to an offer to exchange the 2019 Notes for substantially identical notes (other than with respect to restrictions on transfer or to any increase in annual interest rate) registered under the Securities Act. The offer to exchange the 2019 Notes for substantially identical notes registered under the Securities Act was consummated on January 13, 2012 with all notes exchanged.

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

C—Debt (Continued)

4.    Senior secured credit facility

        The Senior Secured Credit Facility, which matures July 1, 2016, had a borrowing base of $785.0 million with no amounts outstanding at June 30, 2012. It contains both financial and non-financial covenants that the Company was in compliance with at June 30, 2012.

        Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $20.0 million. At June 30, 2012, Laredo had one letter of credit outstanding totaling $0.03 million under the Senior Secured Credit Facility.

5.    Fair value of debt

        The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amount and fair value of the Company's debt instruments at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
2019 Notes(1)	$551,863	$616,000	$551,961	$585,750
2022 Notes	500,000	521,875	—	—
Senior Secured Credit Facility(2)	—	—	85,000	84,893

Total value of debt	$1,051,863	$1,137,875	$636,961	$670,643

(1)
The carrying value of the 2019 Notes includes the October 2011 Notes unamortized bond premium of approximately $1.9 million and $2.0 million as of June 30, 2012 and December 31, 2011, respectively.

(2)
No amounts were outstanding under the Senior Secured Credit Facility at June 30, 2012.

        At June 30, 2012 and December 31, 2011, the fair value of the debt outstanding on the 2019 Notes and the 2022 Notes was determined using the June 30, 2012 and December 31, 2011 quoted market price (Level 1), respectively, and the fair value of the outstanding debt at December 31, 2011 on the Senior Secured Credit Facility was estimated utilizing pricing models for similar instruments (Level 2). See Note G for information about fair value hierarchy levels.

D—Stock-based compensation

        In November 2011, the Board of Directors of Laredo Holdings and its stockholders approved a Long-Term Incentive Plan (the "LTIP"), which provides for the granting of incentive awards in the form of stock options, restricted stock awards and other awards. The LTIP provides for the issuance of 10.0 million shares.

        The Company recognizes the fair value of stock-based payments to employees and directors as a charge against earnings. The Company recognizes stock-based payment expense over the requisite service period. Laredo Holdings' stock-based payment awards are accounted for as equity instruments.

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

D—Stock-based compensation (Continued)

Stock-based compensation is included in "General and administrative" in the unaudited consolidated statements of operations.

Restricted stock awards

        All restricted stock awards are treated as issued and outstanding in the accompanying unaudited consolidated financial statements. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and cancelled and are no longer considered issued and outstanding. Restricted stock awards converted in the Corporate Reorganization vested 20% at the grant date and then vest 20% annually thereafter. The restricted stock awards granted under the LTIP vest 33%, 33% and 34% per year beginning on the first anniversary date of the grant. The following table reflects the outstanding restricted stock awards for the six months ended June 30, 2012:

(in thousands, except for weighted average grant date fair values)	Restricted stock awards	Weighted average grant date fair value
Outstanding at December 31, 2011	911	$1.14
Granted	777	$23.50
Forfeited	(98)	$14.93
Vested	(233)	$0.44

Outstanding at June 30, 2012	1,357	$13.02

Restricted stock option awards

        Restricted stock options granted under the LTIP vest and are exercisable in four equal installments on each of the first four anniversaries of the date of the grant. The following table reflects the stock option award activity for the six months ended June 30, 2012:

(in thousands, except for weighted average exercise price and contractual term)	Restricted stock option awards	Weighted average exercise price (per option)	Weighted average contractual term (years)
Outstanding at December 31, 2011	—	$—	—
Granted	603	$24.11	10
Forfeited	(54)	$24.11	10

Outstanding at June 30, 2012	549	$24.11	10

Vested and exercisable at end of period	—

        The Company used the Black-Scholes option pricing model to determine the fair value of restricted stock options and is recognizing the associated expense on a straight-line basis over the four year requisite service period of the awards. Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, and the associated volatility. There were no restricted stock options granted during the three months ended June 30, 2012.

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

D—Stock-based compensation (Continued)

        The assumptions used to estimate the fair value of restricted stock options granted on February 3, 2012 are as follows:

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

(3)
The Company utilized a peer historical look-back, weighted with the Company's own volatility since the IPO, to develop the expected volatility.

E—Income taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        The Company is subject to corporate income taxes and the Texas margin tax. Income tax expense for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Current taxes
Federal	$—	$—	$—	$—
State	—	—	—	—
Deferred taxes
Federal	17,055	22,254	30,847	24,528
State	369	886	1,334	1,209

Income tax expense	$17,424	$23,140	$32,181	$25,737

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

E—Income taxes (Continued)

        Income tax expense differed from amounts computed by applying the federal income tax rate of 34% to pre-tax income from operations as a result of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Income tax expense computed by applying the statutory rate	$16,456	$21,832	$30,393	$24,303
State income tax, net of federal tax benefit and increase in valuation allowance	1,395	1,478	1,900	1,189
Income from non-taxable entity	—	(6)	—	(16)
Non-deductible compensation	275	187	655	287
Change in valuation allowance	1	193	2	2
Other items	(703)	(544)	(769)	(28)

Income tax expense	$17,424	$23,140	$32,181	$25,737

        Significant components of the Company's deferred tax assets as of June 30, 2012 and December 31, 2011 are as follows:

(in thousands)	June 30, 2012	December 31, 2011
Derivative financial instruments	$(3,526)	$3,551
Oil and natural gas properties and equipment	(119,354)	(87,138)
Net operating loss carry-forward	186,222	180,740
Other	705	(926)

	64,047	96,227
Valuation allowance	(650)	(649)

Net deferred tax asset	$63,397	$95,578

        Net deferred tax assets and liabilities were classified in the unaudited consolidated balance sheets as follows as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Deferred tax asset	$64,903	$95,578
Deferred tax liability	1,506	—

Net deferred tax assets	$63,397	$95,578

        The Company had federal net operating loss carry-forwards totaling approximately $527.3 million and state net operating loss carry-forwards totaling approximately $180.9 million at June 30, 2012. These carry-forwards begin expiring in 2026. The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. At June 30, 2012, a $0.6 million valuation allowance was recorded against the state of Louisiana deferred tax asset and a $0.03 million valuation allowance was recorded against the Company's charitable contribution carry-forward. The Company believes the federal and state of Oklahoma net operating loss carry-forwards

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

E—Income taxes (Continued)

are fully realizable. The Company considered all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance was needed. Such consideration included estimated future projected earnings based on existing reserves and projected future cash flows from its oil and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded at June 30, 2012 and the Company's ability to capitalize intangible drilling costs, rather than expensing these costs, in order to prevent an operating loss carry-forward from expiring unused.

        The Company's income tax returns for the years 2008 through 2011 remain open and subject to examination by federal tax authorities and/or the tax authorities in Oklahoma, Texas and Louisiana which are the jurisdictions where the Company has or had operations. Additionally, the statute of limitations for examination of federal net operating loss carryovers typically does not begin to run until the year the attribute is utilized in a tax return. In evaluating its current tax positions in order to identify any material uncertain tax positions, the Company developed a policy in identifying uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules, and the significance of each position. The Company had no material adjustments to its unrecognized tax benefits during the six months ended June 30, 2012.

F—Derivative financial instruments

1.    Commodity derivatives

        The Company engages in derivative transactions such as collars, swaps, puts and basis swaps to hedge price risks due to unfavorable changes in oil and natural gas prices related to its oil and natural gas production. As of June 30, 2012, the Company had 54 open derivative contracts with financial institutions, none of which were designated as hedges for accounting purposes, which extend from July 2012 to December 2015. The contracts are recorded at fair value on the balance sheet and any realized and unrealized gains and losses are recognized in current year earnings.

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

        Each swap transaction has an established fixed price. When the settlement price is above the fixed price, the Company pays its counterparty an amount equal to the difference between the settlement price and the fixed price multiplied by the hedged contract volume. When the settlement price is below the fixed price, the counterparty pays the Company an amount equal to the difference between the settlement price and the fixed price multiplied by the hedged contract volume.

        Each put transaction has an established floor price. The Company pays the counterparty a premium in order to enter into the put transaction. When the settlement price is below the floor price, the counterparty pays the Company an amount equal to the difference between the settlement price and the fixed price multiplied by the hedged contract volume. When the settlement price is above the floor price, the put option expires.

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

F—Derivative financial instruments (Continued)

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

        During the six months ended June 30, 2012, the Company entered into additional commodity contracts to hedge a portion of its estimated future production. The following table summarizes information about these additional commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

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

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

F—Derivative financial instruments (Continued)

        The following table summarizes open positions as of June 30, 2012, and represents, as of such date, derivatives in place through December 31, 2015, on annual production volumes:

	Remaining year 2012	Year 2013	Year 2014	Year 2015
Oil Positions:
Puts:
Hedged volume (Bbls)	336,000	1,080,000	540,000	456,000
Weighted average price ($/Bbl)	$65.79	$65.00	$75.00	$75.00
Swaps:
Hedged volume (Bbls)	366,000	600,000	—	—
Weighted average price ($/Bbl)	$93.52	$96.32	$—	$—
Collars:
Hedged volume (Bbls)	603,000	768,000	726,000	252,000
Weighted average floor price ($/Bbl)	$79.50	$79.38	$75.45	$75.00
Weighted average ceiling price ($/Bbl)	$118.09	$121.67	$129.09	$135.00
Natural Gas Positions:
Puts:
Hedged volume (MMBtu)	2,160,000	6,600,000	—	—
Weighted average price ($/MMBtu)	$5.38	$4.00	$—	$—
Swaps:
Hedged volume (MMBtu)	1,240,000	—	—	—
Weighted average price ($/MMBtu)	$5.04	$—	$—	$—
Collars:
Hedged volume (MMBtu)	3,900,000	7,300,000	6,960,000	—
Weighted average floor price ($/MMBtu)	$4.12	$3.93	$4.00	$—
Weighted average ceiling price ($/MMBtu)	$5.79	$6.75	$7.03	$—
Basis swaps(1):
Hedged volume (MMBtu)	1,440,000	1,200,000	—	—
Weighted average price ($/MMBtu)	$0.31	$0.33	$—	$—

(1)
The cash settlement price of the Company's basis swaps is calculated on the difference between the Company's natural gas futures contracts that settle on the NYMEX index and the NYMEX index price at the time of settlement. At June 30, 2012, the Company had 200,000 MMBtu for the remainder of 2012 and 500,000 MMBtu for 2013 in basis swaps that did not have corresponding volumes hedged with a NYMEX index price.

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

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

F—Derivative financial instruments (Continued)

and conversely, the counterparties are required to pay the Company if LIBOR is higher than the fixed rate in the contract. The Company did not designate the interest rate derivatives as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings.

        The following presents the settlement terms of the interest rate derivatives at June 30, 2012:

(in thousands except rate data)	Year 2012	Year 2013	Expiration date
Notional amount	$50,000	$50,000
Fixed rate	1.11%	1.11%	September 13, 2013
Notional amount	$50,000	$50,000
Cap rate	3.00%	3.00%	September 13, 2013

Total	$100,000	$100,000

3.    Balance sheet presentation

        The Company's oil and natural gas commodity derivatives and interest rate derivatives are presented on a net basis in "Derivative financial instruments" in the unaudited consolidated balance sheets.

        The following summarizes the fair value of derivatives outstanding on a gross basis as of:

(in thousands)	June 30, 2012	December 31, 2011
Assets:
Commodity derivatives:
Oil derivatives	$33,033	$16,026
Natural gas derivatives	28,980	34,019
Interest rate derivatives	—	11

	$62,013	$50,056

Liabilities:
Commodity derivatives:
Oil derivatives(1)	$23,691	$28,044
Natural gas derivatives(2)	5,231	6,832
Interest rate derivatives	365	1,991

	$29,287	$36,867

(1)
The oil derivatives fair value includes a deferred premium liability of $19.7 million and $13.4 million at June 30, 2012 and December 31, 2011, respectively.

(2)
The natural gas derivatives fair value includes a deferred premium liability of $3.9 million and $5.4 million at June 30, 2012 and December 31, 2011, respectively.

        By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

F—Derivative financial instruments (Continued)

the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company's counterparties are participants in the Senior Secured Credit Facility which is secured by the Company's oil and natural gas reserves; therefore, the Company is not required to post any collateral. The Company does not require collateral from its counterparties. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that are also lenders in the Senior Secured Credit Facility and meet the Company's minimum credit quality standard, or have a guarantee from an affiliate that meets the Company's minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company's counterparties on an ongoing basis. In accordance with the Company's standard practice, its commodity and interest rate derivatives are subject to counterparty netting under agreements governing such derivatives and, therefore, the risk of such loss is somewhat mitigated at June 30, 2012.

4.    Gain (loss) on derivatives

        Gains and losses on derivatives are reported on the unaudited consolidated statements of operations in the respective "Realized and unrealized gain (loss)" amounts. Realized gains (losses) represent amounts related to the settlement of derivative instruments, and for commodity derivatives, are aligned with the underlying production. Unrealized gains (losses) represent the change in fair value of the derivative instruments and are non-cash items.

        The following represents the Company's reported gains and losses on derivative instruments for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Realized gains (losses):
Commodity derivatives	$9,115	$(1,584)	$13,823	$(931)
Interest rate derivatives	(835)	(1,255)	(1,938)	(2,556)

	8,280	(2,839)	11,885	(3,487)
Unrealized gains (losses):
Commodity derivatives	19,428	20,033	15,314	(8,654)
Interest rate derivatives	835	279	1,615	1,462

	20,263	20,312	16,929	(7,192)
Total gains (losses):
Commodity derivatives	28,543	18,449	29,137	(9,585)
Interest rate derivatives	—	(976)	(323)	(1,094)

	$28,543	$17,473	$28,814	$(10,679)

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

G—Fair value measurements

        The Company accounts for its oil and natural gas commodity and interest rate derivatives at fair value. The fair value of derivative financial instruments is determined utilizing pricing models for similar instruments. The models use a variety of techniques to arrive at fair value, including quotes and pricing analysis. Inputs to the pricing models include publicly available prices and forward curves generated from a compilation of data gathered from third parties.

        The Company has categorized its assets and liabilities measured at fair value, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

        Assets and liabilities recorded at fair value on the unaudited consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

        When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company conducts a review of fair value hierarchy classifications on an annual basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Transfers between fair value hierarchy levels are recognized and reported in the period in which the transfer occurred. No transfers between fair value hierarchy levels occurred during the three and six months ended June 30, 2012 and 2011.

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

G—Fair value measurements (Continued)

Fair value measurement on a recurring basis

        The following presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

(in thousands)	Level 1	Level 2	Level 3	Total fair value
As of June 30, 2012:
Commodity derivatives	$—	$56,643	$—	$56,643
Deferred premiums	—	—	(23,552)	(23,552)
Interest rate derivatives	—	(365)	—	(365)

Total	$—	$56,278	$(23,552)	$32,726

(in thousands)	Level 1	Level 2	Level 3	Total fair value
As of December 31, 2011:
Commodity derivatives	$—	$34,037	$—	$34,037
Deferred premiums	—	—	(18,868)	(18,868)
Interest rate derivatives	—	(1,980)	—	(1,980)

Total	$—	$32,057	$(18,868)	$13,189

        These items are included in "Derivative financial instruments" on the unaudited consolidated balance sheets. Significant Level 2 assumptions associated with the calculation of discounted cash flows used in the "mark-to-market" analysis of commodity derivatives include the NYMEX natural gas and crude oil prices, appropriate risk adjusted discount rates and other relevant data. Significant Level 2 assumptions associated with the calculation of discounted cash flows used in the "mark-to-market" analysis of interest rate swaps include the interest rate curves, appropriate risk adjusted discount rates and other relevant data.

        The Company's deferred premiums associated with its commodity derivative contracts are categorized in Level 3, as the Company utilizes a net present value calculation to determine the valuation. They are considered to be measured on a recurring basis as the derivative contracts they derive from are measured on a recurring basis. As commodity derivative contracts containing deferred premiums are entered into, the Company discounts the associated deferred premium to its net present value at the contract trade date, using the Senior Secured Credit Facility rate at the trade date (historical input rates range from 2.06% to 3.56%) and then amortizing the change in net present value into interest expense over the period from trade until the final settlement date at the end of the contract. After this initial valuation the net present value of each deferred premium is not adjusted, therefore significant increases (decreases) in the Senior Secured Credit Facility rate would result in a significantly lower (higher) fair value measurement for each new deal containing a deferred premium entered into; however the valuation for the deals already recorded would remain unaffected. While the Company believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates; therefore on a quarterly basis, the valuation is compared to counterparty valuations and third party valuation of the deferred premiums

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

G—Fair value measurements (Continued)

for reasonableness. A summary of the changes in assets classified as Level 3 measurements for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30, 2012		Six months ended June 30, 2012
(in thousands)	Derivative option contracts	Deferred premiums	Derivative option contracts	Deferred premiums
Balance of Level 3 at beginning of period(1)	$—	$(23,061)	$—	$(18,868)
Realized and unrealized gains included in earnings	—	—	—	—
Amortization of deferred premiums	—	(169)	—	(319)
Total purchases and settlements:
Purchases	—	(1,917)	—	(7,292)
Settlements	—	1,595	—	2,927

Balance of Level 3 at end of period	$—	$(23,552)	$—	$(23,552)

Change in unrealized losses attributed to earnings relating to derivatives still held at end of period	$—	$—	$—	$—

	Three months ended June 30, 2011		Six months ended June 30, 2011
(in thousands)	Derivative option contracts	Deferred premiums	Derivative option contracts	Deferred premiums
Balance of Level 3 at beginning of period	$12,856	$(12,581)	$20,026	$(12,495)
Realized and unrealized gains (losses) included in earnings	521	—	(6,588)	—
Amortization of deferred premiums	—	(109)	—	(216)
Total purchases and settlements:
Purchases	561	—	500	—
Settlements	—	20	—	41

Balance of Level 3 at end of period	$13,938	$(12,670)	$13,938	$(12,670)

Change in unrealized gains attributed to earnings relating to derivatives still held at end of period	$10,638	$—	$1,970	$—

(1)
The Company transferred the commodity derivative option contracts out of Level 3 during the year ended December 31, 2011 due to the Company's ability to utilize transparent forward price curves and volatilities published and available through independent third party vendors. As a result, the Company transferred positions from Level 3 to Level 2 as the significant inputs used to calculate the fair value are all observable.

Fair value measurement on a nonrecurring basis

        The Company accounts for additions to its asset retirement obligation (see Note B.8) and the impairment of long-lived assets (see Note B.11), if any, at fair value on a nonrecurring basis in

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

G—Fair value measurements (Continued)

accordance with GAAP. For purposes of fair value measurement, it was determined that the impairment of long-lived assets and the additions to the asset retirement obligation are classified as Level 3 based on the use of internally developed cash flow models. No impairments of long-lived assets were recorded in the six months ended June 30, 2012.

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

        Asset retirement obligations.    The accounting policies for asset retirement obligations are discussed in Note B.8, including a reconciliation of the Company's asset retirement obligation. The fair value of additions to the asset retirement obligation liability is measured using valuation techniques consistent with the income approach, which converts future cash flows to a single discounted amount. Significant inputs to the valuation include: (i) estimated plug and abandonment cost per well based on Company experience; (ii) estimated remaining life per well based on the reserve life per well; (iii) future inflation factors; and (iv) the Company's average credit adjusted risk free rate.

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

        The Company uses derivative instruments to hedge its exposure to oil and natural gas price volatility and its exposure to interest rate risk associated with the Senior Secured Credit Facility. These transactions expose the Company to potential credit risk from its counterparties. In accordance with the Company's standard practice, its derivative instruments are subject to counterparty netting under agreements governing such derivatives and therefore, the credit risk associated with its derivative counterparties is somewhat mitigated. See Note F for additional information regarding the Company's derivative instruments.

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

I—Commitments and contingencies

1.    Lease commitments

        The Company leases equipment and office space under operating leases expiring on various dates through 2016. Minimum annual lease commitments at June 30, 2012 and for the calendar years following are as follows:

(in thousands)
Remaining 2012	$720
2013	1,448
2014	1,102
2015	731
2016	282

Total	$4,283

        The following table presents rent expense for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Rent expense	$295	$307	$602	$590

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

3.    Drilling contracts

        The Company has committed to several short-term drilling contracts with various third parties in order to complete its various drilling projects. The contracts contain an early termination clause that requires the Company to pay significant penalties to the third party should the Company cease drilling efforts. These penalties could significantly impact the Company's financial statements upon contract termination. These commitments are not recorded in the accompanying unaudited consolidated balance sheets. Future commitments as of June 30, 2012 are $35.8 million. Management does not anticipate canceling any drilling contracts or discontinuing drilling efforts in 2012.

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

I—Commitments and contingencies (Continued)

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

J—Defined contribution plans

        The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at the date of hire. The plan allows eligible employees to make tax-deferred contributions up to 100% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes matching contributions of up to 6% of an employee's compensation and may make additional discretionary contributions for eligible employees. Employees are 100% vested in the employer contributions upon receipt.

        The following table presents total contributions to the plans for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Contributions	$325	$326	$642	$855

K—Net income per share

        Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Diluted net income per share reflects the potential dilution of non-vested restricted stock awards. The effect of the Company's outstanding options to purchase 549,446 shares of common stock at $24.11 per share were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2012 because the exercise price of those options was greater than the average market price during the period, and therefore the inclusion of these outstanding options would have been anti-dilutive. The following is the calculation of basic and

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

K—Net income per share (Continued)

diluted weighted average shares outstanding and net income per share for the three and six months ended June 30, 2012:

(in thousands, except for per share data)	Three months ended June 30, 2012	Six months ended June 30, 2012
Income (numerator):
Net income—basic and diluted	$30,975	$57,210
Weighted average shares (denominator):
Weighted average shares—basic	126,921	126,862
Non-vested restricted stock	1,301	1,239

Weighted average shares—diluted	128,222	128,101

Net income per share:
Basic	$0.24	$0.45
Diluted	$0.24	$0.45

L—Recently issued accounting standards

        In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2011-11, Disclosures about Offsetting Assets and Liabilities, to improve reporting and transparency of offsetting (netting) assets and liabilities and the related effects on the financial statements. This ASU is effective for fiscal years and interim periods within those years beginning on or after January 1, 2013. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

M—Subsidiary guarantees

        Laredo Holdings and all of Laredo's wholly-owned subsidiaries (Laredo Gas, Laredo Texas and Laredo Dallas, collectively, the "Subsidiary Guarantors") have fully and unconditionally guaranteed the 2019 Notes, the 2022 Notes and the Senior Secured Credit Facility. In accordance with practices accepted by the SEC, Laredo has prepared condensed consolidating financial statements in order to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following unaudited condensed consolidating balance sheet as of June 30, 2012 and audited condensed consolidating balance sheet as of December 31, 2011, unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2012 and 2011, and unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011, present financial information for Laredo Holdings as the parent of Laredo on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for Laredo on a stand-alone basis (carrying any investment in subsidiaries under the equity method), financial information for the Subsidiary Guarantors on a stand-alone basis (carrying any investment in subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a condensed consolidated basis. All deferred income taxes are recorded on Laredo's statements of financial position, as Laredo's subsidiaries are flow-through entities for income tax purposes. Prior to the Broad Oak acquisition on July 1, 2011, both Laredo and Laredo

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

M—Subsidiary guarantees (Continued)

Dallas were separate taxable entities and deferred income taxes for the Company are recorded separately. The Subsidiary Guarantors are not restricted from making distributions to Laredo.

Condensed consolidating balance sheet
June 30, 2012
(unaudited)

(in thousands)	Laredo Holdings	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable	$—	$54,616	$17,216	$—	$71,832
Other current assets	—	172,615	199	—	172,814
Total oil and natural gas properties, net	—	999,604	686,579	—	1,686,183
Total pipeline and gas gathering assets, net	—	—	55,767	—	55,767
Total other fixed assets, net	—	11,686	2,769	—	14,455
Investment in subsidiaries	942,804	619,841	—	(1,562,645)	—
Total other long-term assets	—	114,887	—	—	114,887

Total assets	$942,804	$1,973,249	$762,530	$(1,562,645)	$2,115,938

Accounts payable	$1	$29,730	$19,580	$—	$49,311
Other current liabilities	—	126,691	48,024	—	174,715
Other long-term liabilities	—	9,443	8,548	—	17,991
Long-term debt	—	1,051,863	—	—	1,051,863
Stockholders' equity	942,803	755,522	686,378	(1,562,645)	822,058

Total liabilities and stockholders' equity	$942,804	$1,973,249	$762,530	$(1,562,645)	$2,115,938

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

M—Subsidiary guarantees (Continued)

Condensed consolidating balance sheet
December 31, 2011
(audited)

(in thousands)	Laredo Holdings	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable	$—	$53,006	$21,129	$—	$74,135
Other current assets	54,921	20,599	204	(26,921)	48,803
Total oil and natural gas properties, net	—	780,152	535,525	—	1,315,677
Total pipeline and gas gathering assets, net	—	—	51,742	—	51,742
Total other fixed assets, net	—	10,321	769	—	11,090
Investment in subsidiaries	888,043	554,901	—	(1,442,944)	—
Total other long-term assets	—	126,205	—	—	126,205

Total assets	$942,964	$1,545,184	$609,369	$(1,469,865)	$1,627,652

Accounts payable	$1	$58,729	$14,198	$(26,921)	$46,007
Other current liabilities	—	130,990	37,364	—	168,354
Other long-term liabilities	—	8,779	7,538	—	16,317
Long-term debt	—	636,961	—	—	636,961
Stockholders' equity	942,963	709,725	550,269	(1,442,944)	760,013

Total liabilities and stockholders' equity	$942,964	$1,545,184	$609,369	$(1,469,865)	$1,627,652

Condensed consolidating statement of operations
For the three months ended June 30, 2012
(unaudited)

(in thousands)	Laredo Holdings	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total operating revenues	$—	$76,692	$66,570	$(2,638)	$140,624
Total operating costs and expenses	140	64,951	36,648	(2,638)	99,101

Income (loss) from operations	(140)	11,741	29,922	—	41,523
Interest income (expense), net	—	(21,659)	—	—	(21,659)
Other, net	—	28,543	(8)	—	28,535

Income (loss) from operations before income tax	(140)	18,625	29,914	—	48,399
Income tax expense	—	(17,424)	—	—	(17,424)

Net income (loss)	$(140)	$1,201	$29,914	$—	$30,975

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

M—Subsidiary guarantees (Continued)

Condensed consolidating statement of operations
For the three months ended June 30, 2011
(unaudited)

(in thousands)	Laredo Holdings	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total operating revenues	$—	$59,958	$73,489	$(1,720)	$131,727
Total operating costs and expenses	—	40,320	34,656	(1,720)	73,256

Income from operations	—	19,638	38,833	—	58,471
Interest income (expense), net	19	(9,203)	(2,530)	—	(11,714)
Other, net	—	3,113	14,342	—	17,455

Income from operations before income tax	19	13,548	50,645	—	64,212
Income tax expense	—	(5,323)	(17,817)	—	(23,140)

Net income	$19	$8,225	$32,828	$—	$41,072

Condensed consolidating statement of operations
For the six months ended June 30, 2012
(unaudited)

(in thousands)	Laredo Holdings	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total operating revenues	$—	$152,458	$143,403	$(4,889)	$290,972
Total operating costs and expenses	159	126,564	72,226	(4,889)	194,060

Income (loss) from operations	(159)	25,894	71,177	—	96,912
Interest income (expense), net	—	(36,327)	—	—	(36,327)
Other, net	—	28,814	(8)	—	28,806

Income (loss) from operations before income tax	(159)	18,381	71,169	—	89,391
Income tax expense	—	(32,181)	—	—	(32,181)

Net income (loss)	$(159)	$(13,800)	$71,169	$—	$57,210

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

M—Subsidiary guarantees (Continued)

Condensed consolidating statement of operations
For the six months ended June 30, 2011
(unaudited)

(in thousands)	Laredo Holdings	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total operating revenues	$—	$102,482	$139,650	$(3,294)	$238,838
Total operating costs and expenses	7	71,859	62,633	(3,294)	131,205

Income (loss) from operations	(7)	30,623	77,017	—	107,633
Interest income (expense), net	55	(17,152)	(5,097)	—	(22,194)
Other, net	—	(5,696)	(8,264)	—	(13,960)

Income from operations before income tax	48	7,775	63,656	—	71,479
Income tax expense	—	(4,336)	(21,401)	—	(25,737)

Net income	$48	$3,439	$42,255	$—	$45,742

Condensed consolidating statement of cash flows
For the six months ended June 30, 2012
(unaudited)

(in thousands)	Laredo Holdings	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash flows provided by (used in) operating activities	$(160)	$49,843	$123,186	$26,921	$199,790
Net cash flows provided by used in investing activities	(54,761)	(307,882)	(123,188)	—	(485,831)
Net cash flows provided by financing activities	—	404,524	—	—	404,524

Net increase (decrease) in cash and cash equivalents	(54,921)	146,485	(2)	26,921	118,483
Cash and cash equivalents at beginning of period	54,921	—	2	(26,921)	28,002

Cash and cash equivalents at end of period	$—	$146,485	$—	$—	$146,485

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

M—Subsidiary guarantees (Continued)

Condensed consolidating statement of cash flows
For the six months ended June 30, 2011
(unaudited)

(in thousands)	Laredo Holdings	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash flows provided by operating activities	$47	$65,580	$102,583	$(6,152)	$162,058
Net cash flows used in investing activities	(7,318)	(203,452)	(148,679)	—	(359,449)
Net cash flows provided by financing activities	—	137,872	50,336	—	188,208

Net increase (decrease) in cash and cash equivalents	(7,271)	—	4,240	(6,152)	(9,183)
Cash and cash equivalents at beginning of period	38,652	—	6,489	(13,906)	31,235

Cash and cash equivalents at end of period	$31,381	$—	$10,729	$(20,058)	$22,052

N—Subsequent events

1.    Acquisition

        On July 12, 2012, the Company completed the acquisition of additional working interest in certain oil and natural gas properties located in Glasscock County, TX for a contract price of $20.5 million from a private company, subject to certain purchase price adjustments. The initial accounting for the business combination is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.

2.    New derivative contracts

        Subsequent to June 30, 2012, the Company entered into additional commodity contracts, with approximately $4.2 million in deferred premiums associated. The following table summarizes information about these new commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Aggregate volumes	Floor price	Ceiling price	Contract period
Natural gas (volumes in MMBtu):
Price collar	8,760,000	$3.00	$5.00	January 2013 - December 2013
Price collar	11,160,000	$3.00	$5.50	January 2014 - December 2014
Price collar	15,480,000	$3.00	$6.00	January 2015 - December 2015

Laredo Petroleum Holdings, Inc.

Condensed notes to the consolidated financial statements (Continued)

(Unaudited)

O—Supplementary information

Costs incurred in oil and natural gas property acquisition, exploration and development activities(1)

        Costs incurred in the acquisition and development of oil and natural gas assets are presented below for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Property acquisition costs:
Proved	$—	$—	$—	$—
Unproved	—	—	—	—
Exploration	22,219	12,973	51,686	21,868
Development costs	232,508	160,747	427,599	312,390

Total costs incurred	$254,727	$173,720	$479,285	$334,258

(1)
The costs incurred for oil and natural gas development activities include $1.4 million and $0.2 million in asset retirement obligations for the three months ended June 30, 2012 and 2011, respectively, and $2.3 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"). The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements."

        Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q, references in this Quarterly Report on Form 10-Q to "Laredo," "we," "us," "our" or similar terms refer to Laredo Petroleum, LLC together with its subsidiaries for periods prior to the Corporate Reorganization, and to Laredo Petroleum Holdings, Inc. together with its subsidiaries for periods after the Corporate Reorganization, unless the context otherwise indicates or requires. For more information regarding the Corporate Reorganization and IPO, see Note A to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

        We are an independent energy company focused on the exploration, development and acquisition of oil and natural gas properties in the Permian and Mid-Continent regions of the United States. Laredo was founded in October 2006 to explore, develop and operate oil and natural gas properties and has grown rapidly through its drilling program and by making strategic acquisitions and joint ventures. On July 1, 2011, we completed the acquisition of Broad Oak Energy, Inc. ("Broad Oak"), whereby Broad Oak became a wholly-owned subsidiary of Laredo Petroleum, Inc., and its name was changed to Laredo Petroleum—Dallas, Inc. This acquisition was considered a combination of entities under common control and the historical and financial operating data presented herein are shown on a consolidated basis. In December 2011, we completed the Corporate Reorganization and IPO.

        Our financial and operating performance for the three months ended June 30, 2012 included the following:

  •
  Oil and natural gas sales of approximately $139.6 million, compared to approximately $130.8 million for the three months ended June 30, 2011;

  •
  Average daily production of 31,385 BOE/D, compared to 23,081 BOE/D for the three months ended June 30, 2011; and

  •
  Adjusted EBITDA (a non-GAAP financial measure) of $113.9 million compared to $100.9 million for the three months ended June 30, 2011.

        Our financial and operating performance for the six months ended June 30, 2012 included the following:

  •
  Oil and natural gas sales of approximately $288.6 million, compared to approximately $236.5 million for the six months ended June 30, 2011;

  •
  Average daily production of 29,690 BOE/D, compared to 22,070 BOE/D for the six months ended June 30, 2011; and

  •
  Adjusted EBITDA (a non-GAAP financial measure) of $227.8 million compared to $183.8 million for the six months ended June 30, 2011.

Core areas of operations

        Our activities are primarily focused in the Wolfberry and deeper horizons of the Permian Basin in West Texas and the Anadarko Granite Wash in the Texas Panhandle and Western Oklahoma. The oil and liquids-rich Permian Basin and the liquids-rich Anadarko Granite Wash are characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and significant initial production rates. As of June 30, 2012, we had an interest in 1,291 gross producing wells.

        Additionally, as of June 30, 2012, we have accumulated 404,276 net acres. Through December 31, 2011, we had identified over 6,000 gross potential drilling locations on our existing acreage. We intend to continue to explore and develop this large acreage position to increase our cash flow, production and reserves through continued vertical and horizontal drilling programs.

Pricing

        Our results of operations are heavily influenced by commodity prices. Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and natural gas activities, commodity prices have experienced significant fluctuations, and additional changes in commodity prices may significantly affect the economic viability of drilling projects, as well as the economic valuation and economic recovery of oil and natural gas reserves.

        The unweighted arithmetic average first-day-of-the-month index prices for the prior 12 months ended June 30, 2012 and June 30, 2011 used to value our reserves were $92.17 per Bbl for oil and $3.01 per MMBtu for natural gas, and $86.60 per Bbl for oil and $4.00 per MMBtu for natural gas, respectively. The prices used to estimate proved reserves for all periods did not give effect to derivative transactions, were held constant throughout the life of the properties and have been adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Our reserves are reported in two streams: crude oil and liquids-rich natural gas. The economic value of the natural gas liquids in our natural gas is included in the wellhead natural gas price.

        We have entered into a number of commodity derivatives, which have allowed us to offset a portion of the changes caused by price fluctuations on our oil and natural gas production as discussed in "—Hedging" below.

Sources of our revenue

        Our revenues are derived from the sale of oil and natural gas within the continental United States and do not include the effects of derivatives. For the three months ended June 30, 2012, our revenues are comprised of sales of approximately 71% oil, 28% natural gas and 1% for transportation and treating. For the six months ended June 30, 2012, our revenues are comprised of sales of approximately 70% oil, 29% natural gas and 1% for transportation and treating. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Hedging

        Due to the inherent volatility in oil and natural gas prices, we use commodity derivative instruments, such as collars, swaps, puts and basis swaps to hedge price risk associated with a significant portion of our anticipated oil and natural gas production. By removing a majority of the price volatility associated with future production, we expect to reduce, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices. We have not elected hedge accounting on these derivatives and, therefore, the unrealized gains and losses on open positions are reflected currently in earnings. At each period end, we estimate the fair value of our commodity derivatives using an independent third party valuation and recognize an unrealized gain or loss. During the three and six months ended June 30, 2012, we recognized unrealized gains on our commodity derivatives of $19.4 million and $15.3 million, respectively, and during the three and six months ended June 30, 2011, we recognized an unrealized gain of $20.0 million and an unrealized loss of $8.7 million on our commodity derivatives, respectively, based on market price fluctuations compared to prices in our commodity derivative contracts.

        Subsequent to June 30, 2012, we entered into 15 additional derivative contracts to hedge the price risk associated with approximately 8,760,000 MMBtu, 11,160,000 MMBtu and 15,480,000 MMBtu of our natural gas production for the twelve months ending December 31, 2013, 2014 and 2015, respectively. These derivative contracts have associated deferred premiums totaling approximately $4.2 million. See Note N to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding these derivative contracts.

        Our hedged positions as of June 30, 2012 are as follows:

	Remaining year 2012	Year 2013	Year 2014	Year 2015	Total
Oil(1)
Total volume hedged with ceiling price (Bbls)	969,000	1,368,000	726,000	252,000	3,315,000
Weighted average ceiling price ($/Bbl)	$108.81	$110.55	$129.09	$135.00	$115.96
Total volume hedged with floor price (Bbls)	1,305,000	2,448,000	1,266,000	708,000	5,727,000
Weighted average floor price ($/Bbl)	$79.90	$77.19	$75.26	$75.00	$77.11
Natural Gas(2)
Total volume hedged with ceiling price (MMBtu)	5,140,000	7,300,000	6,960,000	—	19,400,000
Weighted average ceiling price(3) ($/MMBtu)	$5.54	$6.72	$7.03	$—	$6.51
Total volume hedged with floor price (MMBtu)	7,300,000	13,900,000	6,960,000	—	28,160,000
Weighted average floor price(3) ($/MMBtu)	$4.59	$3.95	$4.00	$—	$4.13
Natural Gas basis swaps (MMbtu)
Total volume hedged(4) (MMBtu)	1,440,000	1,200,000	—	—	2,640,000
Weighted average price ($/MMBtu)	$0.31	$0.33	$—	$—	$0.32

(1)
The oil derivatives are settled based on the month's average daily NYMEX price of West Texas Intermediate Light Sweet Crude Oil.

(2)
The natural gas derivatives are settled based on NYMEX natural gas futures, the Northern Natural Gas Co. demarcation price or the Panhandle Eastern Pipe Line spot price of natural gas for the calculation period. The basis swap derivatives are settled based on the differential between the NYMEX natural gas futures and the West Texas WAHA index gas price.

(3)
The cash settlement price of our basis swaps is calculated on the difference between our natural gas futures contracts that settle on the NYMEX index and the NYMEX index price at the time of settlement. At June 30, 2012, we had 200,000 MMBtu for the remainder of 2012 and 500,000 MMBtu for 2013 in basis swaps that did not have corresponding volumes hedged with a NYMEX index price. As such, the weighted average price of the basis differential attributable to these volumes has not been included in the weighted average ceiling and floor prices presented above as these basis contracts are not expected to settle based on our June 30, 2012 hedge positions.

(4)
Total volume hedged for natural gas basis swaps includes 200,000 MMBtu for the remainder of 2012 and 500,000 MMBtu for 2013 in basis swaps that did not have corresponding volumes hedged with a NYMEX index price at June 30, 2012.

Results of operations

        The following table sets forth information regarding production, average sales prices and average costs per BOE for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Production data:
Oil and condensate (MBbl)	1,164	808	2,231	1,517
Natural gas (MMcf)	10,152	7,754	19,034	14,866
Oil equivalents (MBOE)(1)(2)	2,856	2,100	5,404	3,995
Average daily production (BOE/d)	31,385	23,081	29,690	22,070
% Oil and condensate	41%	38%	41%	38%
Average sales prices:
Oil and condensate, realized(3) ($/Bbl)	$85.45	$98.53	$91.23	$94.57
Natural gas, realized(3) ($/Mcf)	$3.95	$6.60	$4.47	$6.26
Oil equivalents, realized ($/BOE)	$48.88	$62.27	$53.40	$59.21
Oil and condensate, hedged(4) ($/Bbl)	$85.45	$93.43	$90.20	$90.31
Natural gas, hedged(4) ($/Mcf)	$4.85	$6.93	$5.31	$6.63
Oil equivalents, hedged ($/BOE)	$52.07	$61.53	$55.95	$58.97
Average costs per BOE:
Lease operating expenses	$5.48	$4.85	$5.67	$4.53
Production and ad valorem taxes	2.56	3.76	3.00	3.75
General and administrative(5)	5.05	5.01	5.91	4.95
DD&A	21.25	20.69	20.77	19.00

Total	$34.34	$34.31	$35.35	$32.23

(1)
MBbl equivalents ("MBOE") are calculated using a conversion rate of six MMcf per one MBbl.

(2)
The volumes presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

(3)
Realized crude oil and natural gas prices are the actual prices realized at the wellhead after all adjustments for NGL content, quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price at the wellhead.

(4)
Hedged prices reflect the after effect of our commodity hedging transactions on our average sales prices. Our calculation of such after effects include realized gains and losses on cash settlements for commodity derivatives, which do not qualify for hedge accounting. See Note F.4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our realized gains and losses on commodity derivatives.

(5)
General and administrative includes non-cash stock-based compensation of $2.6 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively, and $4.8 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively. Excluding stock-based compensation from the above metric results in general and administrative per BOE of $4.14 and $4.75 for the three months ended June 30, 2012 and 2011, respectively, and $5.02 and $4.73 for the six months ended June 30, 2012 and 2011, respectively.

Three months ended June 30, 2012 as compared to the three months ended June 30, 2011

        The following table sets forth selected operating data for the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

	Three months ended June 30,
(in thousands)	2012	2011
Revenues
Oil	$99,462	$79,600
Natural gas	40,147	51,163
Natural gas transportation and treating	1,015	964

Total revenues	140,624	131,727
Costs and expenses
Lease operating expenses	15,660	10,194
Production and ad valorem taxes	7,318	7,897
Natural gas transportation and treating	391	615
Drilling and production	333	397
General and administrative (including non-cash stock-based compensation of $2,588 and $557 for the three months ended June 30, 2012 and 2011, respectively)	14,410	10,522
Accretion of asset retirement obligations	292	155
Depreciation, depletion and amortization	60,697	43,439
Impairment expense	—	37

Total costs and expenses	99,101	73,256
Non-operating income (expense):
Realized and unrealized gain (loss):
Commodity derivative financial instruments, net	28,543	18,449
Interest rate derivatives, net	—	(976)
Interest expense	(21,674)	(11,736)
Interest and other income	15	22
Loss on disposal of assets	(8)	(18)

Non-operating income, net	6,876	5,741
Income tax expense	(17,424)	(23,140)

Net income	$30,975	$41,072

        Oil and natural gas revenues.    Our oil and natural gas revenues increased by approximately $8.8 million, or 7%, to $139.6 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Our revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 8,304 BOE/D, or 36%, during the three months ended June 30, 2012 as compared to the same period in 2011. The total increase in revenue of approximately $8.8 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 is attributable to higher oil and natural gas production volumes, which were offset by declining market prices for oil and natural gas for the three months ended June 30, 2012. Production increased by 356 MBbls for oil and 2,398 MMcf for natural gas for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The net dollar effect of the decrease in prices of approximately $42.1 million (calculated as the change in period-to-period average prices times current quarter production volumes for oil and natural gas) and the net dollar effect of the increase in production of approximately $50.9 million (calculated as the increase in period-to-period volumes for oil and natural gas times the prior period average prices) are shown below.

	Change in prices(1)	Production volumes for the three months ended 6/30/2012(2)	Total net dollar effect of change (in thousands)
Effect of changes in price:
Oil	$(13.08)	1,164	$(15,225)
Natural gas	$(2.65)	10,152	$(26,903)

Total revenues due to change in price			$(42,128)

	Change in production volumes(2)	Prices at 6/30/2011(1)	Total net dollar effect of change (in thousands)
Effect of changes in volumes:
Oil	356	$98.53	$35,077
Natural gas	2,398	$6.60	$15,827

Total revenues due to change in volumes			$50,904
Rounding differences			$70

Total change in revenues			$8,846

(1)
Prices shown are realized, unhedged $/Bbl for oil and are realized, unhedged $/Mcf for natural gas.

(2)
Production volumes are presented in MBbls for oil and in MMcf for natural gas.

        Lease operating expenses.    Lease operating expenses, which include workover expenses, increased to $15.7 million for the three months ended June 30, 2012 from $10.2 million for the three months ended June 30, 2011, an increase of approximately 54%. The increase was primarily due to an increase in drilling activity, which resulted in additional producing wells during the second quarter of 2012 compared to the second quarter of 2011. The increase in well count also led to increases in routine repairs and maintenance. On a per-BOE basis, lease operating expenses increased in total to $5.48 per BOE for the three months ended June 30, 2012 from $4.85 per BOE for the three months ended June 30, 2011.

        Production and ad valorem taxes.    Production and ad valorem taxes decreased to approximately $7.3 million for the three months ended June 30, 2012 from $7.9 million for the three months ended

June 30, 2011, a decrease of $0.6 million. This decrease was primarily due to the decrease in market prices for oil and natural gas, which was offset by a significant increase in production for the second quarter of 2012 as compared to the same period in 2011. The average realized prices excluding derivatives for the three months ended June 30, 2012 were $85.45 per Bbl for oil and $3.95 per Mcf for natural gas as compared to $98.53 per Bbl for oil and $6.60 per Mcf for natural gas for the three months ended June 30, 2011.

        General and administrative ("G&A").    G&A expense increased to approximately $14.4 million for the three months ended June 30, 2012 from $10.5 million for the same period in 2011, an increase of $3.9 million, or 37%. Increases in salaries, benefits and bonuses accounted for approximately $2.1 million of the increase due to an increase in the number of employees as we continue to grow our business. Professional fees decreased by approximately $0.9 million due largely to fees incurred for the Broad Oak acquisition during the second quarter of 2011.

        Additionally, stock-based compensation increased by approximately $2.0 million to $2.6 million for the three months ended June 30, 2012 as compared to the same period in 2011 due to the issuance of 776,711 restricted stock awards and 602,948 non-qualified stock options during 2012. The fair value of the restricted stock awards issued during the first and second quarters of 2012 was calculated based on the value of our stock price on the date of grant in accordance with the applicable generally accepted accounting principles in the United States of America ("GAAP") and is being recognized on a straight-line basis over the three year requisite service period of the awards. The fair value of our non-qualified restricted stock options was determined using a Black-Scholes valuation model in accordance with applicable GAAP accounting and is being recognized on a straight-line basis over the four year requisite service period of the awards. The issuance of our cash-settled performance unit liability awards in February 2012, which are revalued at the end of each reporting period using a Monte Carlo simulation, accounted for approximately $0.5 million of the total change for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

        On a per-BOE basis, G&A expense increased to $5.05 per BOE during the three months ended June 30, 2012 from $5.01 per BOE for the three months ended June 30, 2011. Excluding non-cash, stock-based compensation, G&A expense per BOE was $4.14 and $4.75 for the three months ended June 30, 2012 and 2011, respectively.

        See Notes B and D to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our stock and performance based compensation.

        Depreciation, depletion and amortization ("DD&A").    DD&A increased to approximately $60.7 million for the three months ended June 30, 2012 from $43.4 million for the same period in 2011, an increase of $17.3 million, or 40%. The following table provides components of our DD&A expense for the three months ended June 30, 2012 and 2011.

	Three months ended June 30,
(in thousands except for per BOE data)	2012	2011
Depletion of proved oil and natural gas properties	$59,111	$42,239
Depreciation of pipeline assets	772	595
Depreciation of other property and equipment	814	605

Total DD&A	$60,697	$43,439

Depletion of proved oil and natural gas properties per BOE	$20.70	$20.11
DD&A per BOE	$21.25	$20.69

        The increase in depletion of proved oil and natural gas properties of $16.9 million and the increase in the depletion rate of $0.59 per BOE resulted primarily from (i) increased net book value on new reserves added, (ii) higher total production levels, and (iii) increased capitalized costs for new wells completed in 2012.

        Impairment expense.    Impairment expense decreased to zero for the three months ended June 30, 2012 from $0.04 million for the three months ended June 30, 2011. Impairment expense incurred in the first three months of 2011 was to reflect our materials and supplies inventory at the lower of cost or market value calculated as of June 30, 2011. It was determined at June 30, 2012 that a lower of cost or market adjustment was not needed for materials and supplies.

        We evaluate the impairment of our oil and natural gas properties on a quarterly basis according to the full cost method prescribed by the SEC. If the carrying amount exceeds the calculated full cost ceiling, we reduce the carrying amount of the oil and natural gas properties to the calculated full cost ceiling amount, which is determined to be the estimated fair value. At June 30, 2012 and 2011, it was determined that our oil and natural gas properties were not impaired.

        Commodity derivative financial instruments.    Due to the inherent volatility in oil and natural gas prices, we use commodity derivative instruments, including puts, swaps, collars and basis swaps to hedge price risk associated with a significant portion of our anticipated oil and natural gas production. At each period end, we estimate the fair value of our commodity derivatives using a valuation prepared by an independent third party and recognize an unrealized gain or loss. We have not elected hedge accounting on these derivatives, and therefore, the unrealized gains and losses on open positions are reflected in current earnings. For the three months ended June 30, 2012 and 2011, our commodity derivatives resulted in a realized gain of $9.1 million and a realized loss of $1.6 million, respectively. For the three months ended June 30, 2012 and 2011, our commodity derivatives resulted in unrealized gains of $19.4 million and $20.0 million, respectively. At June 30, 2012, we had 18 commodity derivatives contracts with associated deferred premiums totaling approximately $27.5 million. The estimated fair value of our total deferred premiums was approximately $23.6 million at June 30, 2012. The fair market value of these premiums is deducted from our unrealized gain or loss at each period end.

        Interest expense and realized and unrealized gains and losses on interest rate swaps.    Interest expense increased to approximately $21.7 million for the three months ended June 30, 2012 from $11.7 million for the three months ended June 30, 2011, largely due to the issuance of (i) $200.0 million in 9 1/2% senior unsecured notes due 2019 in October of 2011 in addition to the previously outstanding $350.0 million 9 1/2% senior unsecured notes due in 2019 (collectively, the "2019 senior unsecured notes"), and (ii) $500.0 million in 7 3/8% senior unsecured notes due 2022 ("2022 senior unsecured notes") in April of 2012 as shown in the table below.

	Three months ended June 30, 2012		Three months ended June 30, 2011
(in thousands except for percentages)	Weighted average principal	Weighted average interest rate(2)	Weighted average principal	Weighted average interest rate(2)
Senior secured credit facility	$270,741	0.17%	$43,182	0.55%
2019 senior unsecured notes	550,000	2.37%	350,000	2.37%
2022 senior unsecured notes	500,000	1.29%	—	—
Broad Oak credit facility(1)	—	—	64,541	2.87%

(1)
The Broad Oak credit facility was paid-in-full and terminated on July 1, 2011 in connection with the Broad Oak acquisition.

(2)
Interest rates presented are annual rates which have been prorated to reflect the portion of the year for which they have been incurred.

        We have entered into certain variable-to-fixed interest rate swaps that hedge our exposure to interest rate variations on our variable interest rate debt. At June 30, 2012, we had interest rate swaps outstanding for a notional amount of $100.0 million with fixed pay rates ranging from 1.11% to 3.00% and terms expiring through September 2013. At June 30, 2011, we had interest rate swaps outstanding for a notional amount of $260.0 million with fixed pay rates ranging from 1.11% to 3.41% and terms expiring through September 2013. We realized losses on interest rate swaps of $0.8 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively. Additionally, we recorded unrealized gains on interest rate swaps of $0.8 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively. At June 30, 2012, the estimated fair value of our interest rate swaps was in a net liability position of $0.4 million compared to $2.0 million at December 31, 2011.

        Income tax expense.    We recorded a deferred income tax expense of $17.4 million for the three months ended June 30, 2012, compared to a deferred income tax expense of $23.1 million for the three months ended June 30, 2011. The estimated annual effective tax rate was 36% for each of the three months ended June 30, 2012 and 2011. Our effective tax rate is based on our estimated annual permanent tax differences and estimated annual pre-tax book income. Our estimates involve assumptions we believe to be reasonable at the time of the estimation.

Six months ended June 30, 2012 as compared to the six months ended June 30, 2011

        The following table sets forth selected operating data for the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

	Six months ended June 30,
(in thousands)	2012	2011
Revenues
Oil	$203,529	$143,464
Natural gas	85,031	93,068
Natural gas transportation and treating	2,412	2,306

Total revenues	290,972	238,838
Costs and expenses
Lease operating expenses	30,644	18,112
Production and ad valorem taxes	16,237	14,999
Natural gas transportation and treating	691	1,167
Drilling and production	1,771	693
General and administrative (including non-cash stock-based compensation of $4,835 and $876 for the six months ended June 30, 2012 and 2011, respectively)	31,941	19,770
Accretion of asset retirement obligations	556	304
Depreciation, depletion and amortization	112,220	75,917
Impairment expense	—	243

Total costs and expenses	194,060	131,205
Non-operating income (expense):
Realized and unrealized gain (loss):
Commodity derivative financial instruments, net	29,137	(9,585)
Interest rate derivatives, net	(323)	(1,094)
Interest expense	(36,358)	(22,252)
Interest and other income	31	58
Write-off of deferred loan costs	—	(3,246)
Loss on disposal of assets	(8)	(35)

Non-operating expense, net	(7,521)	(36,154)
Income tax expense	(32,181)	(25,737)

Net income	$57,210	$45,742

        Oil and natural gas revenues.    Our oil and natural gas revenues increased by approximately $52.0 million, or 22%, to $288.6 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Our revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 7,620 BOE/D during the six months ended June 30, 2012 as compared to the same period in 2011. The total increase in revenue of approximately $52.0 million is largely attributable to higher oil and natural gas production volumes for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Production increased by 714 MBbls for oil and 4,168 MMcf for natural gas for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The net dollar effect of the decrease in prices of approximately $41.5 million (calculated as the change in period-to-period average prices times current year-to-date production volumes for oil and natural gas) and the net dollar effect of the increase in production of approximately $93.6 million (calculated as the increase in period-to-period volumes for oil and natural gas times the prior period average prices) are shown below.

	Change in prices(1)	Production volumes for the six months ended 6/30/2012(2)	Total net dollar effect of change (in thousands)
Effect of changes in price:
Oil	$(3.34)	2,231	$(7,452)
Natural gas	$(1.79)	19,034	$(34,071)

Total revenues due to change in price			$(41,523)

	Change in production volumes(2)	Prices at 6/30/2011(1)	Total net dollar effect of change (in thousands)
Effect of changes in volumes:
Oil	714	$94.57	$67,523
Natural gas	4,168	$6.26	$26,092

Total revenues due to change in volumes			$93,615
Rounding differences			$(64)

Total change in revenues			$52,028

(1)
Prices shown are realized, unhedged $/Bbl for oil and are realized, unhedged $/Mcf for natural gas.

(2)
Production volumes are presented in MBbls for oil and in MMcf for natural gas.

        Lease operating expenses.    Lease operating expenses, which include workover expenses, increased to $30.6 million for the six months ended June 30, 2012 from $18.1 million for the six months ended June 30, 2011, an increase of approximately 69%. The increase was primarily due to an increase in drilling activity, which resulted in additional producing wells during the first six months of 2012 compared to the same period in 2011. The increase in well count also led to increases in routine repairs and maintenance. Additionally, a portion of the increase is due to approximately $1.1 million in additional workover expenses incurred during the first six months of 2012 as compared to the same period in 2011 resulting largely from costs incurred for the workover of one well. This workover is not indicative of costs typically incurred for workovers and was fully completed in the first quarter of 2012.

        On a per-BOE basis, lease operating expenses increased in total to $5.67 per BOE for the six months ended June 30, 2012 from $4.53 per BOE for the six months ended June 30, 2011. Excluding the one-time workover expense noted above, lease operating expense per BOE at June 30, 2012 was $5.44 per BOE.

        Production and ad valorem taxes.    Production and ad valorem taxes increased to approximately $16.2 million for the six months ended June 30, 2012 from $15.0 million for the six months ended June 30, 2011, an increase of $1.2 million. This increase was primarily due to the significant increase in production of approximately 1,409 MBOE, or 35%, for the first six months of 2012 as compared to the same period in 2011.

        Drilling and production.    Drilling and production costs increased to approximately $1.8 million for the six months ended June 30, 2012 from $0.7 million for the six months ended June 30, 2011 as a result of increased maintenance costs related to the increase in drilling during the first six months of 2012 as compared to the same period in 2011.

        General and administrative ("G&A").    G&A expense increased to approximately $31.9 million for the six months ended June 30, 2012 from $19.8 million for the six months ended June 30, 2011, an increase of $12.1 million, or 61%. Increases in salaries, benefits and bonuses accounted for approximately $6.3 million of the increase due to the payment of performance bonuses totaling $2.0 million in February 2012 as well as an increase in the number of employees as we continue to grow our business.

        Additionally, stock-based compensation increased by approximately $4.0 million to $4.8 million for the first six months of 2012 as compared to the same period in 2011 due to the issuance of 776,711 restricted stock awards and 602,948 non-qualified stock options during 2012. The fair value of the restricted stock awards issued during the first and second quarters of 2012 was calculated based on the value of our stock price on the date of grant in accordance with GAAP and is being recognized on a straight-line basis over the three year requisite service period of the awards. The fair value of our non-qualified restricted stock options was determined using a Black-Scholes valuation model in accordance with applicable GAAP accounting and is being recognized on a straight-line basis over the four year requisite service period of the awards. The issuance of our cash-settled performance unit liability awards in February 2012, which are revalued at the end of each reporting period using a Monte Carlo simulation, accounted for approximately $1.0 million of the total change for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

        On a per-BOE basis, G&A expense increased to $5.91 per BOE during the six months ended June 30, 2012 from $4.95 per BOE for the six months ended June 30, 2011. Excluding non-cash, stock-based compensation, G&A expense per BOE was $5.02 and $4.73 for the six months ended June 30, 2012 and 2011, respectively.

        See Notes B and D to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our stock and performance based compensation.

        Depreciation, depletion and amortization ("DD&A").    DD&A increased to approximately $112.2 million for the six months ended June 30, 2012 from $75.9 million for the six months ended June 30, 2011, an increase of $36.3 million, or 48%. The following table provides components of our DD&A expense for the six months ended June 30, 2012 and 2011.

	Six months ended June 30,
(in thousands except for per BOE data)	2012	2011
Depletion of proved oil and natural gas properties	$109,178	$73,670
Depreciation of pipeline assets	1,505	1,151
Depreciation of other property and equipment	1,537	1,096

Total DD&A	$112,220	$75,917

Depletion of proved oil and natural gas properties per BOE	$20.20	$18.44
DD&A per BOE	$20.77	$19.00

        The increase in depletion of proved oil and natural gas properties of $35.5 million and the increase in the depletion rate of $1.76 per BOE resulted primarily from (i) increased net book value on new reserves added, (ii) higher total production levels and (iii) increased capitalized costs for new wells completed in 2012.

        Impairment expense.    Impairment expense decreased to zero for the six months ended June 30, 2012 from $0.2 million for the six months ended June 30, 2011. Impairment expense incurred in the first six months of 2011 was to reflect our materials and supplies inventory at the lower of cost or market value calculated as of June 30, 2011. It was determined at June 30, 2012 that a lower of cost or market value adjustment was not needed for materials and supplies.

        We evaluate the impairment of our oil and natural gas properties on a quarterly basis according to the full cost method prescribed by the SEC. If the carrying amount exceeds the calculated full cost ceiling, we reduce the carrying amount of the oil and natural gas properties to the calculated full cost ceiling amount, which is determined to be the estimated fair value. At June 30, 2012 and 2011, it was determined that our oil and natural gas properties were not impaired.

        Commodity derivative financial instruments.    Due to the inherent volatility in oil and natural gas prices, we use commodity derivative instruments, including puts, swaps, collars and basis swaps to hedge price risk associated with a significant portion of our anticipated oil and natural gas production. At each period end, we estimate the fair value of our commodity derivatives using a valuation prepared by an independent third party and recognize an unrealized gain or loss. We have not elected hedge accounting on these derivatives, and therefore, the unrealized gains and losses on open positions are reflected in current earnings. For the six months ended June 30, 2012 and 2011, our commodity derivatives resulted in a realized gain of $13.8 million and a realized loss of $0.9 million, respectively. For the six months ended June 30, 2012 and 2011, our commodity derivatives resulted in an unrealized gain of $15.3 million and an unrealized loss of $8.7 million, respectively. At June 30, 2012, we had 18 commodity derivatives contracts with associated deferred premiums totaling approximately $27.5 million. The estimated fair value of our total deferred premiums was approximately $23.6 million at June 30, 2012. The fair market value of these premiums is deducted from our unrealized gain or loss at each period end.

        Interest expense and realized and unrealized gains and losses on interest rate swaps.    Interest expense increased to approximately $36.4 million for the six months ended June 30, 2012 from $22.3 million for the six months ended June 30, 2011, largely due to the issuance of our 2019 senior unsecured notes in January and October of 2011 as well as the issuance of our 2022 senior unsecured notes in April of 2012 as shown in the table below.

	Six months ended June 30, 2012		Six months ended June 30, 2011
(in thousands except for percentages)	Weighted average principal	Weighted average interest rate(3)	Weighted average principal	Weighted average interest rate(3)
Senior secured credit facility	$190,085	0.72%	$68,056	0.75%
2019 senior unsecured notes	550,000	4.73%	350,000	4.19%
2022 senior unsecured notes	500,000	1.29%	—	—
Term loan(1)	—	—	100,000	0.31%
Broad Oak credit facility(2)	—	—	122,904	3.07%

(1)
The term loan was entered into on July 7, 2010 and was paid-in-full and terminated on January 20, 2011.

(2)
The Broad Oak credit facility was paid-in-full and terminated on July 1, 2011 in connection with the Broad Oak acquisition.

(3)
Interest rates presented are annual rates which have been prorated to reflect the portion of the year for which they have been incurred.

        We have entered into certain variable-to-fixed interest rate swaps that hedge our exposure to interest rate variations on our variable interest rate debt. At June 30, 2012, we had interest rate swaps outstanding for a notional amount of $100.0 million with fixed pay rates ranging from 1.11% to 3.00% and terms expiring through September 2013. At June 30, 2011, we had interest rate swaps outstanding for a notional amount of $260.0 million with fixed pay rates ranging from 1.11% to 3.41% and terms expiring through September 2013. We realized losses on interest rate swaps of $1.9 million and

$2.6 million for the six months ended June 30, 2012 and 2011, respectively. Additionally, we recorded unrealized gains on interest rate swaps of $1.6 million and $1.5 million for the six months ended June 30, 2012 and June 30, 2011, respectively. At June 30, 2012, the estimated fair value of our interest rate swaps was in a net liability position of $0.4 million compared to $2.0 million at December 31, 2011.

        Income tax expense.    We recorded a deferred income tax expense of $32.2 million for the six months ended June 30, 2012, compared to a deferred income tax expense of $25.7 million for the six months ended June 30, 2011. The estimated annual effective tax rate was 36% for each of the six months ended June 30, 2012 and 2011. Our effective tax rate is based on our estimated annual permanent tax differences and estimated annual pre-tax book income. Our estimates involve assumptions we believe to be reasonable at the time of the estimation.

Liquidity and capital resources

        Since our IPO, our primary sources of liquidity have been cash flows from operations, borrowings under our senior secured credit facility and proceeds from our senior unsecured notes. Our primary use of capital has been for the exploration, development and acquisition of oil and natural gas properties. As we pursue reserves and production growth, we continually consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us, which resources we cannot assure you will be available to us or their terms. We believe that we have sufficient liquidity available to us from cash flows from operations and under our senior secured credit facility as well as the remaining proceeds from the April 2012 offering of the 2022 senior unsecured notes for our planned exploration and development activities. In addition, our hedge positions currently provide relative certainty on a majority of our cash flows from operations through 2012 even with the general decline in the prices of natural gas.

        At June 30, 2012, we had no debt outstanding and approximately $0.03 million of outstanding letters of credit under our senior secured credit facility. Additionally, we had $1.05 billion of outstanding senior unsecured notes, excluding the remaining premium of $1.9 million received on the October 2011 offering of our 2019 senior unsecured notes. We had approximately $785.0 million available for borrowings under our senior secured credit facility and $146.5 million in cash on hand for total available liquidity of approximately $931.5 million at June 30, 2012. We believe such availability as well as cash flows from operations provide us with the ability to implement our planned exploration and development activities.

        As of August 7, 2012, we had no outstanding debt under our senior secured credit facility, approximately $785.0 million available for borrowings and approximately $47.8 million in cash on hand.

        We expect that, in the future, our commodity derivative positions will help us stabilize a portion of our expected cash flows from operations despite potential declines in the price of oil and natural gas. Please see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below.

Cash flows

        Our cash flows for the six months ended June 30, 2012 and 2011 are as follows:

	Six months ended June 30,
(in thousands)	2012	2011
Net cash provided by operating activities	$199,790	$162,058
Net cash used in investing activities	(485,831)	(359,449)
Net cash provided by financing activities	404,524	188,208

Net increase (decrease) in cash	$118,483	$(9,183)

Cash flows provided by operating activities

        Net cash provided by operating activities was $199.8 million and $162.1 million for the six months ended June 30, 2012 and 2011, respectively. The increase of $37.7 million was largely due to increases in revenue due to increased production.

        Our operating cash flows are sensitive to a number of variables, the most significant of which are production levels and the volatility of oil and natural gas prices. Regional and worldwide economic activity, weather, infrastructure, capacity to reach markets, costs of operations and other variable factors significantly impact the prices of these commodities. These factors are not within our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Cash flows used in investing activities

        We used cash flows in investing activities of approximately $485.8 million and $359.4 million for the six months ended June 30, 2012 and 2011, respectively, which is an increase of $126.4 million. A portion of our capital expenditures for the six months ended June 30, 2012 reflects expenditures which were accrued for at December 31, 2011 as part of our 2011 capital budget, but due to the timing of when billings were received, were paid during the first quarter of 2012. Additionally, a significant portion of the increase was due to increasing our drilling efforts in our Permian Basin and Anadarko Granite Wash areas as we continue to explore and develop our identified potential drilling locations.

        Our cash used in investing activities for capital expenditures for the six months ended June 30, 2012 and 2011 is summarized in the table below.

	Six months ended June 30,
(in thousands)	2012	2011
Capital expenditures:
Oil and natural gas properties	$(473,846)	$(348,523)
Pipeline and gathering assets	(7,031)	(6,344)
Other fixed assets	(4,988)	(4,602)
Proceeds from other asset disposals	34	20

Net cash used in investing activities	$(485,831)	$(359,449)

Capital expenditure budget

        Our board of directors approved a budget of approximately $900 million for calendar year 2012, excluding acquisitions. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.

        The amount, timing and allocation of capital expenditures are largely discretionary and within management's control. If oil and natural gas prices decline to levels below our acceptable levels, or costs increase to levels above our acceptable levels, we may choose to defer a portion of our budgeted capital expenditures until later periods in order to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. We may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive. We consistently monitor and adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, contractual obligations, internally generated cash flow and other factors both within and outside our control.

Cash flows provided by financing activities

        We had cash flows provided by financing activities of $404.5 million and $188.2 million for the six months ended June 30, 2012 and 2011, respectively.

        The increase in net cash provided by financing activities for the six months ended June 30, 2012 is the result of issuing our 2022 senior unsecured notes in an aggregate principal amount of $500 million in April 2012, which were offset by payments for loan costs totaling $10.5 million, as well as the net effect of payments and borrowings on our senior secured credit facility.

        Net cash provided by financing activities for the six months ended June 30, 2011 was largely the result of our first issuance of 2019 senior unsecured notes in an aggregate principal amount of $350.0 million in January 2011 as well as net borrowings and payments on the former Broad Oak credit facility and our senior secured credit facility and the payment-in-full and termination of our $100.0 million term loan. Additionally, we incurred $10.6 million in loan costs for the six months ended June 30, 2011.

Debt

        At June 30, 2012, we were a party only to our senior secured credit facility and the indentures governing our 2019 and 2022 senior unsecured notes. The Broad Oak credit facility was terminated on July 1, 2011 in connection with the Broad Oak acquisition. Our term loan facility was paid in full and retired in connection with the closing of the January 2011 offering of our 2019 senior unsecured notes.

        Senior secured credit facility.    Laredo Petroleum, Inc. is the borrower under our senior secured credit facility, which had a capacity of up to $2.0 billion with a borrowing base of $785.0 million and no borrowings outstanding at June 30, 2012. Additionally, our senior secured credit facility provides for the issuance of letters of credit, limited in the aggregate to the lesser of $20.0 million and the total availability under the facility. At June 30, 2012, we had one letter of credit outstanding totaling approximately $0.03 million under our senior secured credit facility. Our senior secured credit facility will mature on July 1, 2016.

        We have a choice of borrowing at an Adjusted Base Rate or in Eurodollars. Adjusted Base Rate loans bear interest at the Adjusted Base Rate plus an applicable margin between 0.75% and 1.75%, and Eurodollar loans bear interest at the adjusted London Interbank Offered Rate ("LIBOR") plus an applicable margin between 1.75% and 2.75%. At June 30, 2012, the applicable margin rates were 0.75% for the Adjusted Base Rate advances and 1.75% for the Eurodollar advances. We had no outstanding borrowings under our senior secured credit facility at June 30, 2012. We are also required to pay an annual commitment fee on the unused portion of the bank's commitment of 0.5%.

        Our senior secured credit facility is secured by a first priority lien on our assets (including the stock of Laredo Petroleum Holdings, Inc.'s wholly-owned subsidiary, Laredo Petroleum, Inc.), including oil and natural gas properties constituting at least 80% of the present value of our proved reserves owned now or in the future. Our senior secured credit facility is subject to certain financial and non-financial ratios on a consolidated basis, which we were in compliance with at June 30, 2012.

        We entered into the third amendment to our senior secured credit facility on April 24, 2012, which allowed for the issuance of additional senior unsecured notes in the aggregate amount of $500.0 million. On April 27, 2012, we entered into the fourth amendment to our senior secured credit facility, which increased the total potential capacity up to $2.0 billion. In addition, the lenders approved an increase in the borrowing base to $910.0 million, which was reduced by $125.0 million to $785.0 million in the fourth amendment as a result of the issuance of the $500.0 million 2022 senior unsecured notes.

        Refer to Note C of our audited consolidated financial statements included in the 2011 Annual Report and Note C of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our senior secured credit facility.

        Senior unsecured notes.    On January 20, 2011 and October 19, 2011, Laredo Petroleum, Inc. completed the offerings of $350 million principal amount and $200 million principal amount, respectively, of 9 1/2% senior unsecured notes due 2019. The 2019 senior unsecured notes will mature on February 15, 2019 and bear an interest rate of 9 1/2% per annum, payable semi-annually, in cash in arrears on February 15 and August 15 of each year. Our 2019 senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Laredo Petroleum Holdings, Inc. and its subsidiaries (other than Laredo Petroleum, Inc.) (collectively, the "guarantors"). Our 2019 senior unsecured notes were issued under and are governed by an indenture dated January 20, 2011, among Laredo Petroleum, Inc., Wells Fargo Bank, National Association, as trustee, and the guarantors. The indenture contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, entering into transactions with affiliates and limitations on asset sales. Indebtedness under our 2019 senior unsecured notes may be accelerated in certain circumstances upon an event of default as set forth in the indenture. Refer to Note C of our audited consolidated financial statements included in the 2011 Annual Report for further discussion of our 2019 senior unsecured notes.

        On April 27, 2012, Laredo Petroleum, Inc. completed an offering of $500 million aggregate principal amount of 7 3/8% senior unsecured notes due 2022. The 2022 senior unsecured notes will mature on May 1, 2022 and bear an interest rate of 7 3/8% per annum, payable semi-annually, in cash in arrears on May 1 and November 1 of each year, commencing November 1, 2012. The 2022 senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Laredo Petroleum Holdings, Inc. and the guarantors. Our 2022 senior unsecured notes were issued under and are governed by an indenture and supplement thereto, each dated April 27, 2012 (collectively, the "2012 indenture"), among Laredo Petroleum, Inc., Wells Fargo Bank, National Association, as trustee, and the guarantors. The 2012 indenture contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, entering into transactions with affiliates and limitations on asset sales. Indebtedness under our 2022 senior unsecured notes may be accelerated in certain circumstances upon an event of default as set forth in the 2012 indenture. The net proceeds from the 2022 senior unsecured notes were used (i) to pay in full $280.0 million outstanding under our senior secured credit facility, and (ii) for general working capital purposes. Refer to Note C to our unaudited consolidated financial statements presented elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the 2022 senior unsecured notes. As of August 7, 2012, we had a total of $1.05 billion of senior unsecured notes outstanding.

Obligations and commitments

        As of June 30, 2012, our contractual obligations included our senior secured credit facility, our 2019 senior unsecured notes, our 2022 senior unsecured notes, drilling rig commitments, derivative financial instruments, asset retirement obligations and office and equipment leases. From December 31, 2011 to June 30, 2012, the material changes in our contractual obligations included (i) a decrease of $85.0 million due to payments made on our senior secured credit facility, (ii) a decrease of $26.1 million on our principal and interest obligation for the 2019 senior unsecured notes as a semi-annual interest payment was made in February 2012, as well as an increase of $868.8 million for the total principal and interest obligation related to the issuance of our $500 million 2022 senior unsecured notes, (iii) an increase of $26.2 million for short-term drilling rig commitments (on contracts other than those on a well-by-well basis) as we continue to pursue our drilling program, (iv) an addition of approximately $6.2 million for the estimated total liability payable for our performance unit awards as of June 30, 2012, which will be payable in December 2014 and (v) an increase of $2.8 million in our total asset retirement obligation due to an increase in the drilling and addition of new wells with associated asset retirement costs.

        Refer to Notes B, C and I to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional discussion of our asset retirement obligations, performance unit awards, long-term debt and drilling contract commitments.

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

Adjusted EBITDA

        Adjusted EBITDA is a non-GAAP financial measure that we define as net income or loss plus adjustments for interest expense, depreciation, depletion and amortization, impairment of long-lived assets, write-off of deferred loan costs and other, gains or losses on sale of assets, unrealized gains or losses on derivative financial instruments, realized losses on interest rate swaps, realized gains or losses on canceled derivative financial instruments, non-cash stock-based compensation and income tax expense or benefit. Adjusted EBITDA provides no information regarding a company's capital structure, borrowings, interest costs, capital expenditures, working capital movement or tax position. Adjusted EBITDA does not represent funds available for discretionary use, because those funds are required for debt service, capital expenditures and working capital, income taxes, franchise taxes and other commitments and obligations. However, our management team believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure:

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

        The following presents a reconciliation of net income to Adjusted EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Net income	$30,975	$41,072	$57,210	$45,742
Plus:
Interest expense	21,674	11,736	36,358	22,252
Depreciation, depletion and amortization	60,697	43,439	112,220	75,917
Impairment of long-lived assets	—	37	—	243
Write-off of deferred loan costs	—	—	—	3,246
Loss on disposal of assets	8	18	8	35
Unrealized (gains) losses on derivative financial instruments	(20,263)	(20,312)	(16,929)	7,192
Realized losses on interest rate derivatives	835	1,255	1,938	2,556
Non-cash stock-based compensation	2,588	557	4,835	876
Income tax expense	17,424	23,140	32,181	25,737

Adjusted EBITDA	$113,938	$100,942	$227,821	$183,796

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

        In management's opinion, the more significant reporting areas impacted by our judgments and estimates are the choice of accounting method for oil and natural gas activities, estimation of oil and natural gas reserve quantities and standardized measure of future net revenues, revenue recognition, impairment of oil and natural gas properties, asset retirement obligations, valuation of derivative financial instruments, valuation of stock-based compensation and performance unit compensation, and estimation of income taxes. Management's judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from the estimates, as additional information becomes known.

        There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2012; however, we have implemented additional critical accounting policies and procedures related to the 2012 issuances of our stock options and performance unit awards as discussed below. For our other critical accounting policies and procedures below, please see our disclosure of critical accounting policies in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2011 Annual Report.

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

        Performance unit compensation.    For performance unit awards issued to management in 2012, we utilized a Monte Carlo simulation prepared by an independent third party to determine the fair value of the awards at the date of grant and to re-measure the fair value at the end of each reporting period until settlement in accordance with GAAP. Due to the relatively short trading history for our stock, the volatility criteria utilized in the Monte Carlo simulation is based on the volatilities of a group of peer companies that have been determined to be most representative of our expected volatility. The performance unit awards are classified as liability awards as they have a combination of performance and service criteria and will be settled in cash at the end of the requisite service period based on the achievement of certain performance criteria. The liability and related compensation expense for each period for these awards is recognized by dividing the fair value of the total liability by the requisite service period and recording the pro rata share for the period for which service has already been provided. Compensation expense for the performance units is included in "General and administrative" expense in our consolidated statements of operations with the corresponding liability recorded in the "Other long-term liabilities" section of our consolidated balance sheet. As there are inherent uncertainties related to the factors and our judgment in applying them to the fair value determinations, there is risk that the recorded performance unit compensation may not accurately reflect the amount ultimately earned by the member of management.

        See Note B to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of additional accounting policies and estimates made by management.

Recent accounting pronouncements

        In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires disclosure of both gross information and net information about derivative instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to master netting arrangements. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments within the scope of the update.

        The update is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods and is to be applied retrospectively for all comparative periods presented. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

Off-balance sheet arrangements

        Currently, we do not have any off-balance sheet arrangements other than operating leases, which are included in "—Obligations and commitments."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term "market risk" refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for hedging purposes, rather than for speculative trading.

        Commodity price exposure.    For a discussion of how we use financial commodity put, collar, swap and basis swap contracts to mitigate some of the potential negative impact on our cash flow caused by changes in oil and natural gas prices, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Hedging." The key terms to all our oil and natural gas derivative financial instruments as of June 30, 2012 are presented in Note F to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

        Interest rate risk.    Our senior secured credit facility bears interest at a floating rate. At June 30, 2012, we had no indebtedness outstanding on our senior secured credit facility.

        Through interest rate derivative contracts, we have attempted to mitigate our exposure to changes in interest rates. We have entered into various fixed interest rate swaps and a cap agreement which hedge our exposure to interest rate variations on our senior secured credit facility. At June 30, 2012, we had one interest rate swap and one interest rate cap outstanding for a notional amount of $100.0 million with fixed pay rates ranging from 1.11% to 3.00% and terms expiring in September 2013.

        Counterparty and customer credit risk.    Our principal exposures to credit risk are through receivables resulting from derivatives financial contracts (approximately $33.4 million at June 30, 2012), joint interest receivables (approximately $31.1 million at June 30, 2012) and the receivables from the sale of our oil and natural gas production (approximately $38.9 million at June 30, 2012), which we market to energy marketing companies and refineries.

        We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

        We have entered into International Swap Dealers Association Master Agreements ("ISDA Agreements") with each of our derivative counterparties, who are each lenders in our senior secured credit facility. The terms of the ISDA Agreements provide us and the counterparties with rights of set off upon the occurrence of defined acts of default by either us or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party.

        Refer to Note I of our audited consolidated financial statements included in the 2011 Annual Report for additional disclosures regarding credit risk.

Item 4.    Controls and Procedures

        Evaluation of disclosure controls and procedures.    As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of Laredo's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were effective as of June 30, 2012, to provide reasonable assurance that the information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Laredo's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Evaluation of changes in internal control over financial reporting.    There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        As of the date of this filing, Laredo and its operations continue to be subject to the risk factors previously disclosed in "Item 1A. Risk Factors" in the 2011 Annual Report and "Item 1A. Risk Factors" in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Laredo Petroleum Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on December 22, 2011).

3.2	Amended and Restated Bylaws of Laredo Petroleum Holdings, Inc. (incorporated by reference to Exhibit 3.2 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on December 22, 2011).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Laredo's Registration Statement on Form S-1/A (File No. 333-176439) filed on November 14, 2011).

4.2	Indenture, dated as of April 27, 2012, among Laredo Petroleum, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on April 30, 2012).

4.3	Supplemental Indenture, dated as of April 27, 2012, among Laredo Petroleum, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on April 30, 2012).

Exhibit Number		Description
4.4		Registration Rights Agreement, dated as of April 27, 2012, among Laredo Petroleum, Inc., the guarantors party thereto and the initial purchasers (incorporated by reference to Exhibit 4.3 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on April 30, 2012).

10.1		Third Amendment to Third Amended and Restated Credit Agreement, dated as of April 24, 2012, among Laredo Petroleum, Inc., Wells Fargo Bank, N.A., as administrative agent, the guarantors signatory thereto and the banks signatory thereto (incorporated by reference to Exhibit 10.1 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on April 25, 2012).

10.2		Fourth Amendment to Third Amended and Restated Credit Facility, dated as of April 27, 2012, among Laredo Petroleum, Inc., Wells Fargo Bank, N.A., as administrative agent, the guarantors signatory thereto and the banks signatory thereto (incorporated by reference to Exhibit 10.1 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on April 30, 2012).

10.3	*#	Form of Restricted Stock Agreement.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.CAL	*	XBRL Schema Document.

101.SCH	*	XBRL Calculation Linkbase Document.

101.DEF	*	XBRL Definition Linkbase Document.

101.LAB	*	XBRL Labels Linkbase Document.

101.PRE	*	XBRL Presentation Linkbase Document.

*
Filed herewith.

**
Furnished herewith.

#
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO PETROLEUM HOLDINGS, INC.
Date: August 9, 2012	By:	/s/ RANDY A. FOUTCH Randy A. Foutch Chairman and Chief Executive Officer (principal executive officer)
Date: August 9, 2012	By:	/s/ W. MARK WOMBLE W. Mark Womble Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of Laredo Petroleum Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on December 22, 2011).

3.2		Amended and Restated Bylaws of Laredo Petroleum Holdings, Inc. (incorporated by reference to Exhibit 3.2 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on December 22, 2011).

4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Laredo's Registration Statement on Form S-1/A (File No. 333-176439) filed on November 14, 2011).

4.2		Indenture, dated as of April 27, 2012, among Laredo Petroleum, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on April 30, 2012).

4.3		Supplemental Indenture, dated as of April 27, 2012, among Laredo Petroleum, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on April 30, 2012).

4.4		Registration Rights Agreement, dated as of April 27, 2012, among Laredo Petroleum, Inc., the guarantors party thereto and the initial purchasers (incorporated by reference to Exhibit 4.3 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on April 30, 2012).

10.1		Third Amendment to Third Amended and Restated Credit Agreement, dated as of April 24, 2012, among Laredo Petroleum, Inc., Wells Fargo Bank, N.A., as administrative agent, the guarantors signatory thereto and the banks signatory thereto (incorporated by reference to Exhibit 10.1 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on April 25, 2012).

10.2		Fourth Amendment to Third Amended and Restated Credit Facility, dated as of April 27, 2012, among Laredo Petroleum, Inc., Wells Fargo Bank, N.A., as administrative agent, the guarantors signatory thereto and the banks signatory thereto (incorporated by reference to Exhibit 10.1 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on April 30, 2012).

10.3	*#	Form of Restricted Stock Agreement.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.CAL	*	XBRL Schema Document.

Exhibit Number		Description
101.SCH	*	XBRL Calculation Linkbase Document.

101.DEF	*	XBRL Definition Linkbase Document.

101.LAB	*	XBRL Labels Linkbase Document.

101.PRE	*	XBRL Presentation Linkbase Document.

*
Filed herewith.

**
Furnished herewith.

#
Management contract or compensatory plan or arrangement.