Form 10-Q
period 2013-03-31
Laredo Petroleum Holdings, Inc.
filed 2013-05-09
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2013
 or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant’s common stock outstanding as of May 6, 2013: 129,363,152

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this "Quarterly Report") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended , and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil and natural gas reserves, drilling program capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "could," "may," "will," "foresee," "plan," "goal," "should," "intend," "pursue," "target," "continue," "suggest" or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Among the factors that significantly impact our business and could impact our business in the future are:

•
the ongoing instability and uncertainty in the U.S. and international financial and consumer markets that is adversely affecting the liquidity available to us and our customers and is adversely affecting the demand for commodities, including oil and natural gas;

•	volatility of oil and natural gas prices;

•	the possible introduction of regulations that prohibit or restrict our ability to apply hydraulic fracturing to our oil and natural gas wells;

•	discovery, estimation, development and replacement of oil and natural gas reserves, including our expectations that estimates of our proved reserves will increase;

•	uncertainties about the estimates of our oil and natural gas reserves;

•	competition in the oil and natural gas industry;

•	the availability and costs of drilling and production equipment, labor, and oil and natural gas processing and other services;

•	drilling and operating risks, including risks related to hydraulic fracturing activities;

•	risks related to the geographic concentration of our assets;

•	changes in domestic and global demand for oil and natural gas;

•	the availability of sufficient pipeline and transportation facilities and gathering and processing capacity;

•	changes in the regulatory environment or changes in international, legal, political, administrative or economic conditions;

•	our ability to comply with federal, state and local regulatory requirements;

•	our ability to execute our strategies, including but not limited to our hedging strategies;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

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
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and under “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

iii

PART I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum Holdings, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$31,024	$33,224
Accounts receivable, net	88,943	83,424
Derivative financial instruments	1,173	4,644
Deferred income taxes	17,753	12,713
Other current assets	5,590	3,016
Current assets held for sale	499	416
Total current assets	144,982	137,437
Property and equipment:
Oil and natural gas properties, full cost method:
Proved properties	3,187,143	2,993,266
Unproved properties not being amortized	132,146	159,946
Pipeline and gas gathering assets	26,165	23,065
Other fixed assets	29,916	23,669
	3,375,370	3,199,946
Less accumulated depreciation, depletion, amortization and impairment	1,195,300	1,130,867
Property and equipment held for sale, net of accumulated depreciation	45,072	44,812
Net property and equipment	2,225,142	2,113,891
Deferred income taxes	43,613	49,916
Derivative financial instruments	1,601	2,058
Deferred loan costs, net	28,150	29,444
Investment in equity method investee	874	—
Other assets, net	1,074	1,078
Noncurrent assets held for sale	4,480	4,480
Total assets	$2,449,916	$2,338,304
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,726	$47,560
Undistributed revenue and royalties	34,289	31,988
Accrued capital expenditures	98,932	121,612
Accrued compensation and benefits	6,097	10,318
Derivative financial instruments	12,367	1,325
Accrued interest payable	22,502	26,106
Other current liabilities	19,856	17,263
Current liabilities held for sale	6,584	5,896
Total current liabilities	230,353	262,068
Long-term debt	1,351,706	1,216,760
Derivative financial instruments	6,555	3,260
Asset retirement obligations	14,438	13,610
Other noncurrent liabilities	2,481	2,333
Noncurrent liabilities held for sale	8,909	8,550
Total liabilities	1,614,442	1,506,581
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, and 129,331,967 and 128,298,559 issued, net of treasury, at March 31, 2013 and December 31, 2012, respectively	1,293	1,283
Additional paid-in capital	963,756	961,424
Accumulated deficit	(129,571)	(130,980)
Treasury stock, at cost, 7,609 common shares at March 31, 2013 and December 31, 2012	(4)	(4)
Total stockholders’ equity	835,474	831,723
Total liabilities and stockholders’ equity	$2,449,916	$2,338,304

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum Holdings, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Oil and natural gas sales	$163,625	$148,951
Natural gas transportation and treating	80	61
Total revenues	163,705	149,012
Costs and expenses:
Lease operating expenses	22,442	14,984
Production and ad valorem taxes	11,445	8,919
Natural gas transportation and treating	108	43
Drilling and production	674	1,217
General and administrative (including non-cash stock-based compensation of $3,217 and $2,247 for the three months ended March 31, 2013 and 2012, respectively)	19,634	17,531
Accretion of asset retirement obligations	394	264
Depreciation, depletion and amortization	64,503	50,909
Total costs and expenses	119,200	93,867
Operating income	44,505	55,145
Non-operating income (expense):
Realized and unrealized gain (loss):
Commodity derivative financial instruments, net	(16,854)	594
Interest rate derivatives, net	(6)	(323)
Loss from equity method investee	(64)	—
Interest expense	(25,349)	(14,684)
Interest and other income	15	16
Non-operating expense, net	(42,258)	(14,397)
Income from continuing operations before income taxes	2,247	40,748
Income tax expense:
Deferred	(1,110)	(14,669)
Total income tax expense	(1,110)	(14,669)
Income from continuing operations	1,137	26,079
Income from discontinued operations, net of tax	272	156
Net income	$1,409	$26,235
Net income per common share:
Basic:
Income from continuing operations	$0.01	$0.21
Income from discontinued operations, net of tax	—	—
Net income per share	$0.01	$0.21
Diluted:
Income from continuing operations	$0.01	$0.20
Income from discontinued operations, net of tax	—	—
Net income per share	$0.01	$0.20
Weighted average common shares outstanding:
Basic	127,200	126,803
Diluted	128,851	127,981

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum Holdings, Inc.
Consolidated statement of stockholders’ equity
(in thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2012	128,298	$1,283	$961,424	8	$(4)	$(130,980)	$831,723
Restricted stock awards	1,166	11	(11)	—	—	—	—
Restricted stock forfeitures	(85)	(1)	1	—	—	—	—
Vested restricted stock exchanged for tax withholding	—	—	—	47	(875)	—	(875)
Retirement of treasury stock	(47)	—	(875)	(47)	875	—	—
Stock-based compensation	—	—	3,217	—	—	—	3,217
Net income	—	—	—	—	—	1,409	1,409
Balance, March 31, 2013	129,332	$1,293	$963,756	8	$(4)	$(129,571)	$835,474

The accompanying notes are an integral part of this unaudited consolidated financial statement.

Laredo Petroleum Holdings, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,409	$26,235
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	1,263	14,757
Depreciation, depletion and amortization	65,130	51,523
Non-cash stock-based compensation	3,217	2,247
Accretion of asset retirement obligations	394	264
Unrealized loss on derivative financial instruments, net	20,536	3,334
Premiums paid for derivative financial instruments	(2,422)	(1,332)
Amortization of premiums paid for derivative financial instruments	151	150
Amortization of deferred loan costs	1,294	1,060
Other	16	(45)
(Increase) decrease in accounts receivable	(5,602)	(14,801)
(Increase) decrease in other current assets	(2,574)	(6,203)
Increase (decrease) in accounts payable	(18,523)	27,918
Increase (decrease) in undistributed revenues and royalties	3,524	3,907
Increase (decrease) in accrued compensation and benefits	(4,221)	(5,698)
Increase (decrease) in other accrued liabilities	(792)	(12,319)
Increase (decrease) in other noncurrent liabilities	162	(51)
Increase (decrease) in fair value of performance unit awards	98	456
Net cash provided by operating activities	63,060	91,402
Cash flows from investing activities:
Capital expenditures:
Investment in equity method investee	(938)	—
Oil and natural gas properties	(187,813)	(247,280)
Pipeline and gas gathering assets	(4,046)	(3,859)
Other fixed assets	(6,588)	(1,053)
Net cash used in investing activities	(199,385)	(252,192)
Cash flows from financing activities:
Borrowings on revolving credit facilities	135,000	145,000
Purchase of treasury stock	(875)	—
Net cash provided by financing activities	134,125	145,000
Net decrease in cash and cash equivalents	(2,200)	(15,790)
Cash and cash equivalents, beginning of period	33,224	28,002
Cash and cash equivalents, end of period	$31,024	$12,212
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest, net of $95 and $379, respectively, of capitalized interest	$27,649	$26,726

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

A—Organization
Laredo Petroleum Holdings, Inc. (“Laredo Holdings”), together with its subsidiaries, is an independent energy company focused on the exploration, development and acquisition of oil and natural gas properties primarily in the Permian and Mid-Continent regions of the United States. Laredo Holdings was incorporated pursuant to the laws of the State of Delaware on August 12, 2011. Laredo Holdings was formed for purposes of a Corporate Reorganization (defined below) and initial public offering of its common stock (the "IPO"). On December 19, 2011, Laredo Petroleum, LLC, a Delaware limited liability company, was merged with and into Laredo Holdings, with Laredo Holdings surviving the merger (the "Corporate Reorganization"). As a holding company, Laredo Holdings’ management operations are conducted through its wholly-owned subsidiary, Laredo Petroleum, Inc. (“Laredo”), a Delaware corporation, and Laredo’s subsidiaries, Laredo Petroleum Texas, LLC (“Laredo Texas”), a Texas limited liability company, Laredo Gas Services, LLC (“Laredo Gas”), a Delaware limited liability company, and Laredo Petroleum—Dallas, Inc. (“Laredo Dallas”), a Delaware corporation. In these notes, the "Company" refers to Laredo Holdings, Laredo and its subsidiaries collectively. On March 22, 2013, the Company filed a shelf registration statement with the Securities Exchange Commission (the "SEC") that permits the Company to sell equity or debt of an indeterminable aggregate amount in one or more offerings.
B—Basis of presentation and significant accounting policies
1.    Basis of presentation
The accompanying unaudited consolidated financial statements were derived from the historical accounting records of the Company and reflect the historical financial position, results of operations and cash flows for the periods described herein. The Company uses the equity method of accounting to record its net interests when the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence but does not control the entity. Under the equity method, the Company's proportionate share of net income (loss) is included in the unaudited consolidated statements of operations. See Note K for additional discussion of the Company's equity method investment. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All material intercompany transactions and account balances have been eliminated in the consolidation of accounts. The Company operates oil and natural gas properties as one business segment, which explores for, develops and produces oil and natural gas.
The accompanying consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2012 is derived from audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company’s financial position as of March 31, 2013, the results of operations and cash flows for the three months ended March 31, 2013 and 2012. The Company has reclassified certain prior period amounts in these unaudited consolidated financial statements as discontinued operations and assets classified as held for sale. See Notes B.3 and B.4 for additional discussion of these reclassifications.
Certain disclosures have been condensed or omitted from these unaudited consolidated financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Laredo Holdings’ Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”).
2.    Use of estimates in the preparation of interim unaudited consolidated financial statements
The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates are reasonable, actual results could differ from these estimates. The interim results reflected in the unaudited consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year.
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

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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
3.    Reclassifications
Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2013 presentation. These reclassifications had no impact to previously reported net income or losses, total stockholders' equity or cash flows.
4.    Discontinued operations
The Company is currently pursuing the disposition of certain oil and natural gas properties, associated pipeline assets and various other associated property and equipment in the Anadarko Granite Wash, Central Texas Panhandle and the Eastern Anadarko Basin. If completed, the sale is expected to close in the second quarter of 2013. If sold, the operations and cash flows of these properties will be eliminated from the ongoing operations of the Company and the Company will not have continuing involvement in the operations of these properties. The oil and natural gas properties that are a component of the assets that the Company has offered for sale are not presented as held for sale nor are their results of operations presented as discontinued operations pursuant to the rules governing full cost accounting for oil and gas properties. The associated pipeline assets and various other associated property and equipment qualified as held for sale as of March 31, 2013. The results of operations of the associated pipeline assets and various other associated property and equipment are presented as results of discontinued operations, net of tax in these unaudited consolidated financial statements. Accordingly, the Company has reclassified the financial results and the related notes for all prior periods presented to reflect these operations as discontinued. There can be no assurance that the sale of any assets will be completed. Unless otherwise indicated, the information in these notes relate to the Company’s continuing operations.
A summary of the assets and liabilities held for sale on the Company's consolidated balance sheets for the periods presented is detailed below.

(in thousands)	March 31, 2013	December 31, 2012
Accounts receivable, net	$499	$416
Total current assets held for sale	499	416
Pipeline and gas gathering assets, net of accumulated depreciation	43,824	43,524
Other fixed assets, net of accumulated depreciation	1,248	1,288
Total property and equipment held for sale, net of accumulated depreciation	45,072	44,812
Other assets, net	4,480	4,480
Total noncurrent assets held for sale	4,480	4,480
Accounts payable	423	1,112
Undistributed revenue and royalties	5,300	4,077
Other current liabilities	861	707
Total current liabilities held for sale	6,584	5,896
Asset retirement obligations	7,690	7,510
Other noncurrent liabilities	1,219	1,040
Total noncurrent liabilities held for sale	$8,909	$8,550

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following represents operating results from discontinued operations for the periods presented:

	For the three months ended March 31,
(in thousands)	2013	2012
Revenues:
Natural gas transportation and treating	$1,832	$1,336
Total revenues from discontinued operations	1,832	1,336
Cost and expenses:
Natural gas transportation and treating	536	257
Drilling and production	244	221
Depreciation, depletion and amortization	627	614
Total costs and expenses from discontinued operations	1,407	1,092
Income from discontinued operations before income tax	425	244
Income tax expense	(153)	(88)
Income from discontinued operations	$272	$156
5.    Treasury stock
The Company acquires treasury stock, which is recorded at cost, to satisfy tax withholding obligations for Laredo's employees that arise upon the lapse of restrictions on restricted stock or for other reasons. Upon acquisition, this treasury stock is retired.
6.    Accounts receivable
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
Amounts are considered past due after 30 days. The Company determines joint interest operations accounts receivable allowances based on management’s assessment of the creditworthiness of the joint interest owners. Additionally, as the operator in the majority of its wells, the Company has the ability to realize the receivables through netting of anticipated future production revenues. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and economic data. The Company reviews its allowance for doubtful accounts quarterly. Past due balances greater than 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote.
Accounts receivable consist of the following components for the periods presented:

(in thousands)	March 31, 2013	December 31, 2012
Oil and natural gas sales	$59,464	$48,418
Joint operations, net(1)	27,375	30,925
Other	2,104	4,081
Total	$88,943	$83,424
______________________________________________________________________________

(1)	Accounts receivable for joint operations are presented net of an allowance for doubtful accounts of approximately $0.1 million at each of March 31, 2013 and December 31, 2012.

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

7.    Derivative financial instruments
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
8.    Property and equipment
The following table sets forth the Company’s property and equipment for the periods presented:

(in thousands)	March 31, 2013	December 31, 2012
Proved oil and natural gas properties	$3,187,143	$2,993,266
Less accumulated depletion and impairment	1,184,557	1,121,274
Proved oil and natural gas properties, net	2,002,586	1,871,992

Unproved properties not being amortized	132,146	159,946

Pipeline and gas gathering assets	26,165	23,065
Less accumulated depreciation	1,520	1,297
Pipeline and gas gathering assets, net	24,645	21,768

Other fixed assets	29,916	23,669
Less accumulated depreciation and amortization	9,223	8,296
Other fixed assets, net	20,693	15,373

Total property and equipment held for sale, net	45,072	44,812

Total property and equipment, net	$2,225,142	$2,113,891
For the three months ended March 31, 2013 and 2012, depletion expense was $20.25 per barrel of oil equivalent (“BOE”) and $19.65 per BOE, respectively.
9.    Deferred loan costs
Loan origination fees are stated at cost, net of amortization, which are amortized over the life of the respective debt agreements utilizing the effective interest and straight-line methods. The Company had total deferred loan costs of $28.2 million and $29.4 million, net of accumulated amortization of $10.5 million and $9.2 million, as of March 31, 2013 and December 31, 2012, respectively.

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Future amortization expense of deferred loan costs as of March 31, 2013 is as follows:

(in thousands)
Remaining 2013	$3,902
2014	5,253
2015	5,314
2016	4,013
2017	2,725
Thereafter	6,943
Total	$28,150
10.    Other current liabilities
Other current liabilities consist of the following components for the periods presented:

(in thousands)	March 31, 2013	December 31, 2012
Lease operating expense payable	$12,120	$9,766
Production taxes payable	2,277	2,121
Prepaid drilling liability	1,471	2,916
Current portion of asset retirement obligations	350	380
Other accrued liabilities	3,638	2,080
Total other current liabilities	$19,856	$17,263
11.    Asset retirement obligations
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
The following reconciles the Company’s asset retirement obligations liability for continuing and discontinued operations for the periods presented:

(in thousands)	Three months ended March 31, 2013	Year ended December 31, 2012
Liability at beginning of period	$21,505	$13,074
Liabilities added due to acquisitions, drilling and other	615	4,233
Accretion expense	394	1,200
Liabilities settled upon plugging and abandonment	(32)	(148)
Revision of estimates	—	3,146
Liability at end of period	$22,482	$21,505
12.    Fair value measurements
The carrying amounts reported in the unaudited consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, undistributed revenue and royalties and other accrued liabilities approximate their fair values. See Note C for fair value disclosures related to the Company’s debt obligations. The Company carries its derivative financial instruments at fair value. See Note F and Note G for details regarding the fair value of the Company’s derivative financial instruments.

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

13.    Compensation awards
For stock-based compensation awards, compensation expense is recognized in “General and administrative” in the Company’s unaudited consolidated statements of operations over the awards’ vesting periods based on their grant date fair value. The Company utilizes the closing stock price on the date of grant to determine the fair value of service vesting restricted stock awards and a Black-Scholes pricing model to determine the fair values of service vesting restricted stock option awards. The Company utilizes a Monte Carlo simulation prepared by an independent third party to determine the fair value of the performance unit awards. See Note D for further discussion of the restricted stock awards, restricted stock option awards and performance unit awards.
14.    Impairment of long-lived assets
Impairment losses are recorded on property and equipment used in operations and other long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the assets. The Company did not record any impairment to property and equipment used in operations or other long-lived assets for the three months ended March 31, 2013 and 2012.
15.    Environmental
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed in the period in which they occur. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Management believes no materially significant liabilities of this nature existed as of March 31, 2013 or December 31, 2012.
16.    Related-party
The Company has a gas gathering and processing arrangement with affiliates of Targa Resources, Inc. (“Targa”). Warburg Pincus Private Equity IX, L.P., a majority stockholder of Laredo Holdings, and other affiliates of Warburg Pincus LLC, hold investment interests in Targa. One of Laredo Holdings’ directors is on the board of directors of affiliates of Targa.
The following table summarizes the net oil and natural gas sales (oil and natural gas sales less production taxes) received from the Company’s related-party and is included in the unaudited consolidated statements of operations for the periods presented:

	Three months ended March 31,
(in thousands)	2013	2012
Net oil and natural gas sales	$17,610	$19,390
The following table summarizes the related-party amounts included in oil and natural gas sales receivable in the unaudited consolidated balance sheets for the periods presented:

(in thousands)	March 31, 2013	December 31, 2012
Oil and natural gas sales receivable	$6,302	$6,244

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

C—Debt
1.    Interest expense
The following amounts have been incurred and charged to interest expense for the periods presented:

	Three months ended March 31,
(in thousands)	2013	2012
Cash payments for interest	$27,744	$27,105
Amortization of deferred loan costs and other adjustments	1,304	1,081
Change in accrued interest	(3,604)	(13,123)
Interest costs incurred	25,444	15,063
Less capitalized interest	(95)	(379)
Total interest expense	$25,349	$14,684
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
4.    Senior secured credit facility
As of March 31, 2013, Laredo’s Third Amended and Restated Credit Agreement (as amended, the “Senior Secured Credit Facility”), which matures on July 1, 2016, had a borrowing base of $825.0 million with $300.0 million outstanding and was subject to an interest rate of 2.25%. It contains both financial and non-financial covenants, all of which the Company was in compliance with as of March 31, 2013. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $20.0 million.
Subsequent to March 31, 2013, the Company borrowed additional funds from the Senior Secured Credit Facility. See Note N for additional information.
5.    Fair value of debt
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amount and fair value of the Company’s debt instruments for the periods presented:

	March 31, 2013		December 31, 2012
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
2019 Notes(1)	$551,706	$620,813	$551,760	$616,000
2022 Notes	500,000	547,500	500,000	541,250
Senior Secured Credit Facility	300,000	300,275	165,000	165,098
Total value of debt	$1,351,706	$1,468,588	$1,216,760	$1,322,348
______________________________________________________________________________

(1)	The carrying value of the 2019 Notes includes the October 2011 Notes unamortized bond premium of approximately $1.7 million and $1.8 million as of March 31, 2013 and December 31, 2012, respectively.

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

As of March 31, 2013 and December 31, 2012, the fair value of the debt outstanding on the 2019 Notes and the 2022 Notes was determined using the March 31, 2013 and December 31, 2012 quoted market price (Level 1, as defined in Note G), respectively, and the fair value of the outstanding debt at December 31, 2012 on the Senior Secured Credit Facility was estimated utilizing pricing models for similar instruments (Level 2). See Note G for information about fair value hierarchy levels.
D—Employee compensation
In connection with the IPO, the Board of Directors of Laredo Holdings and its stockholders approved a Long-Term Incentive Plan (the “LTIP”), which provides for the granting of incentive awards in the form of restricted stock awards, stock options and other awards. The LTIP provides for the issuance of 10.0 million shares.
The Company recognizes the fair value of stock-based payments to employees and directors as a charge against earnings. The Company recognizes stock-based compensation expense over the requisite service period. Stock-based compensation is included in “General and administrative” in the unaudited consolidated statements of operations.
1.    Restricted stock awards
All restricted stock awards are treated as issued and outstanding in the accompanying unaudited consolidated financial statements. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. Restricted stock awards converted in the Corporate Reorganization vested 20% at the grant date and then vest 20% annually thereafter. The restricted stock awards granted under the LTIP to management and employees generally vest 33%, 33% and 34% per year beginning on the first anniversary date of the grant. Restricted stock awards granted to non-employee directors vest fully on the anniversary date of the grant.
The following table reflects the outstanding restricted stock awards for the three months ended March 31, 2013:

(in thousands, except for weighted average grant date fair values)	Restricted stock awards	Weighted average grant date fair value
Outstanding at December 31, 2012	1,195	$15.06
Granted	1,166	$17.38
Forfeited	(85)	$13.99
Vested(1)	(201)	$18.16
Outstanding at March 31, 2013	2,075	$16.14
______________________________________________________________________________
(1) The vesting of certain restricted stock grants could result in state and federal income tax expense or benefits related to the difference between the market price of the common stock at the date of vesting and the date of grant. During the three months ended March 31, 2013, the Company recognized income tax expense of $0.3 million related to restricted stock, which were recorded as adjustments to deferred income taxes.

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

2.    Restricted stock option awards
Restricted stock options granted under the LTIP vest and are exercisable in four equal installments on each of the first four anniversaries of the date of the grant. The following table reflects the stock option award activity for the three months ended March 31, 2013:

(in thousands, except for weighted average exercise price and contractual term)	Restricted stock option awards	Weighted average exercise price (per option)	Weighted average remaining contractual term (years)
Outstanding at December 31, 2012	459	$24.11	9.1
Granted	1,019	$17.34	9.9
Expired or canceled	(2)	$24.11	8.9
Forfeited	(55)	$20.48	—
Outstanding at March 31, 2013	1,421	$19.39	9.6
Vested and exercisable at end of period	106	$24.11	8.9
The Company used the Black-Scholes option pricing model to determine the fair value of restricted stock options and is recognizing the associated expense on a straight-line basis over the four year requisite service period of the awards. Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.
The assumptions used to estimate the fair value of restricted stock options granted on February 15, 2013 are as follows:

Risk-free interest rate(1)	1.19%
Expected option life(2)	6.3 years
Expected volatility(3)	58.89%
Fair value per option	$9.67
______________________________________________________________________________

(1)	U.S. Treasury yields as of the grant date were utilized for the risk-free interest rate assumption, matching the treasury yield terms to the expected life of the option.

(2)	As the Company has no historical exercise history, expected option life assumptions were developed using the simplified method.

(3)	The Company utilized a peer historical look-back, which was weighted with the Company’s own volatility since the IPO, in order to develop the expected volatility.

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

3.    Performance unit awards
The performance unit awards issued to management are subject to a combination of market and service vesting criteria. A Monte Carlo simulation prepared by an independent third party is utilized in order to determine the fair value of these awards at the date of grant and to re-measure the fair value at the end of each reporting period until settlement. Due to the relatively short trading history of the Company’s stock, the volatility criteria utilized in the Monte Carlo simulation is based on the volatilities of a group of peer companies that have been determined to be most representative of the Company’s expected volatility. These awards are accounted for as liability awards as they will be settled in cash at the end of the requisite service period based on the achievement of certain performance criteria. The liability and related compensation expense for each period for these awards is recognized by dividing the fair value of the total liability by the requisite service period and recording the pro rata share for the period for which service has already been provided. As there are inherent uncertainties related to the factors and the Company’s judgment in applying them to the fair value determinations, there is risk that the recorded performance unit compensation may not accurately reflect the amount ultimately earned by the members of management.
Compensation expense for these awards amounted to $0.1 million and $0.5 million in the three months ended March 31, 2013 and 2012, respectively, and is recognized in “General and administrative” in the Company’s unaudited consolidated statements of operations, and the corresponding liability is included in “Other noncurrent liabilities” in the March 31, 2013 and December 31, 2012 unaudited consolidated balance sheets.
4.    Defined contribution plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at the date of hire. The plan allows eligible employees to make tax-deferred and pre-tax contributions up to 100% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes matching contributions of up to 6% of an employee’s compensation and may make additional discretionary contributions for eligible employees. Employees are 100% vested in the employer contributions upon receipt.
The following table presents total contributions to the plans for the periods presented:

	Three months ended March 31,
(in thousands)	2013	2012
Contributions	$459	$317
E—Income taxes
The Company uses an asset and liability approach for financial accounting and for reporting income tax. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The Company is subject to corporate income taxes and the Texas margin tax. Income tax expense attributable to income from continuing operations for the periods presented consisted of the following:

	Three months ended March 31,
(in thousands)	2013	2012
Current taxes:
Federal	$—	$—
State	—	—
Deferred taxes:
Federal	(1,078)	(13,705)
State	(32)	(964)
Income tax expense	$(1,110)	$(14,669)

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following presents the comprehensive provision for income taxes for the periods presented:

	Three months ended March 31,
(in thousands)	2013	2012
Comprehensive provision for income taxes allocable to:
Continuing operations	$(1,110)	$(14,669)
Discontinued operations	(153)	(88)
Comprehensive provision for income taxes	$(1,263)	$(14,757)
Income tax expense attributable to income from continuing operations before income taxes differed from amounts computed by applying the applicable federal income tax rate of 34% to pre-tax earnings as a result of the following:

	Three months ended March 31,
(in thousands)	2013	2012
Income tax expense computed by applying the statutory rate	$(764)	$(13,854)
State income tax, net of federal tax benefit and increase in valuation allowance	(21)	(497)
Non-deductible stock-based compensation	(175)	(380)
Stock-based compensation tax deficiency	(291)	—
Change in deferred tax valuation allowance	(9)	(1)
Other items	150	63
Income tax expense	$(1,110)	$(14,669)

Significant components of the Company’s deferred tax assets for the periods presented are as follows:

(in thousands)	March 31, 2013	December 31, 2012
Derivative financial instruments	$13,476	$7,108
Oil and natural gas properties and equipment	(191,379)	(173,279)
Net operating loss carry-forward	233,969	222,017
Accrued bonus	1,201	3,502
Other	4,174	3,347
Gross deferred asset	61,441	62,695
Valuation allowance	(75)	(66)
Net deferred tax asset	$61,366	$62,629
Net deferred tax assets and liabilities were classified in the unaudited consolidated balance sheets as follows for the periods presented:

(in thousands)	March 31, 2013	December 31, 2012
Deferred tax asset	$61,366	$62,629
Deferred tax liability	—	—
Net deferred tax assets	$61,366	$62,629
The Company had federal net operating loss carry-forwards totaling approximately $666.2 million and state of Oklahoma net operating loss carry-forwards totaling approximately $200.1 million as of March 31, 2013. These carry-forwards begin expiring in 2026. The Company believes the federal and state of Oklahoma net operating loss carry-forwards are fully realizable. The Company considered all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance was needed. Such consideration included estimated future projected earnings based on existing reserves and projected future cash flows from its oil and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of March 31, 2013 and the Company’s ability to capitalize intangible drilling costs, rather than expensing these costs, in order to prevent an operating loss carry-forward from expiring unused.
The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2013, a full valuation allowance of $0.1 million was recorded against the deferred tax asset related to the Company’s charitable contribution carry-forward of $0.2 million.

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

In evaluating its current tax positions in order to identify any material uncertain tax positions, the Company developed a policy for identifying uncertain tax positions that considers support for each position, industry standard, tax return disclosure and schedule, and the significance of each position. The Company had no material adjustments to its unrecognized tax benefits during the three months ended March 31, 2013.
The Company and its subsidiaries file a federal corporate income tax return on a consolidated basis. The Company's income tax returns for the years 2009 through 2012 remain open and subject to examination by federal tax authorities and/or the tax authorities in Oklahoma, Texas and Louisiana which are the jurisdictions where the Company has or has had operations. Additionally, the statute of limitations for examination of federal net operating loss carry-overs typically does not begin to run until the year the attribute is utilized in a tax return.
The effective tax rate for the Company's continuing operations for the three months ended March 31, 2013, was 49% as compared to 36% for the corresponding period ended March 31, 2012. GAAP requires the application of the estimated annual effective rate in determining the interim period tax provision unless a rate cannot be reliably estimated, such as when a small change in pre-tax income or loss creates significant variations in the customary relationship between income tax expense or benefit and pre-tax income or loss in interim periods. In such a situation, the interim period tax provision should be based on actual year-to-date results. The estimated annual effective rate used to record the Company's tax provisions, before considering discrete items, for the three months ended March 31, 2013 and 2012 was 36%.
The impact of significant discrete items is separately recognized in the quarter in which they occur. During the three months ended March 31, 2013, certain shares related to restricted stock awards vested at times when the Company's stock price was lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. In accordance with GAAP, such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, the Company has not previously recognized any windfall tax benefits. Therefore, the tax impact of these shortfalls totaling $0.3 million is included in income tax expense attributable to continuing operations for the three months ended March 31, 2013. There is no comparative amount for the three months ended March 31, 2012.
F—Derivative financial instruments

1.    Commodity derivatives

The Company engages in derivative transactions such as collars, swaps, puts and basis swaps to hedge price risks due to unfavorable changes in oil and natural gas prices related to its oil and natural gas production. As of March 31, 2013, the Company had 47 open derivative contracts with financial institutions which extend from April 2013 to December 2016, none of which were designated as hedges for accounting purposes. The contracts are recorded at fair value on the balance sheet and any realized and unrealized gains and losses are recognized in current period earnings.
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
Each natural gas basis swap transaction has an established fixed basis differential between the New York Mercantile Exchange ("NYMEX") gas futures and West Texas WAHA ("WAHA") index gas price. When the NYMEX futures settlement price less the fixed basis differential is greater than the actual WAHA price, the difference multiplied by the hedged contract volume is paid to the Company by the counterparty. When the difference between the NYMEX futures settlement price less the fixed basis differential is less than the actual WAHA price, the Company pays the counterparty an amount equal to the difference multiplied by the hedged contract volume.

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Each oil basis swap transaction has an established fixed basis differential between the West Texas Intermediate Midland Argus ("Midland") index crude oil price and the West Texas Intermediate Argus ("WTI") index crude oil price. When the WTI price less the fixed basis differential is greater than the actual Midland price, the difference multiplied by the hedged contract volume is paid to the Company by the counterparty. When the WTI price less the fixed basis differential is less than the actual Midland price, the difference multiplied by the hedged contract volume is paid by the Company to the counterparty.
During the three months ended March 31, 2013, the Company entered into additional commodity contracts to hedge a portion of its estimated future production. The following table summarizes information about these additional commodity derivative contracts:

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

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table summarizes open positions as of March 31, 2013, and represents, as of such date, derivatives in place through December 2016, on annual production volumes:

	Remaining Year 2013	Year 2014	Year 2015	Year 2016
Oil Positions:
Puts:
Hedged volume (Bbl)	810,000	540,000	456,000	—
Weighted average price ($/Bbl)	$65.00	$75.00	$75.00	$—
Swaps:
Hedged volume (Bbl)	1,687,500	1,277,500	—	—
Weighted average price ($/Bbl)	$97.63	$93.66	$—	$—
Collars:
Hedged volume (Bbl)	576,000	726,000	1,529,500	1,281,000
Weighted average floor price ($/Bbl)	$79.38	$75.45	$79.18	$80.00
Weighted average ceiling price ($/Bbl)	$121.67	$129.09	$104.51	$93.00
Basis swaps:
Hedged volume (Bbl)	2,200,000	2,252,000	—	—
Weighted average price ($/Bbl)	$1.40	$1.04	$—	$—
Natural Gas Positions:
Puts:
Hedged volume (MMBtu)	4,950,000	—	—	—
Weighted average price ($/MMBtu)	$4.00	$—	$—	$—
Collars:
Hedged volume (MMBtu)	14,830,000	18,120,000	15,480,000	—
Weighted average floor price ($/MMBtu)	$3.35	$3.38	$3.00	$—
Weighted average ceiling price ($/MMBtu)	$5.46	$6.09	$6.00	$—
Basis swaps:
Hedged volume (MMBtu)	900,000	—	—	—
Weighted average price ($/MMBtu)	$0.33	$—	$—	$—
2.    Interest rate derivatives
The Company is exposed to market risk for changes in interest rates related to its Senior Secured Credit Facility. Interest rate derivative agreements are used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. If the London Interbank Offered Rate ("LIBOR") is lower than the fixed rate in the contract, the Company is required to pay the counterparties the difference, and conversely, the counterparties are required to pay the Company if LIBOR is higher than the fixed rate in the contract. The Company did not designate the interest rate derivatives as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings.
The following presents the settlement terms of the interest rate derivatives as of March 31, 2013:

(in thousands except rate data)	Year 2013	Expiration date
Notional amount	$50,000
Fixed rate	1.11%	September 13, 2013
Notional amount	$50,000
Cap rate	3.00%	September 13, 2013
Total	$100,000

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

3.    Balance sheet presentation
The Company’s oil and natural gas commodity derivatives and interest rate derivatives are presented on a net basis in “Derivative financial instruments” in the unaudited consolidated balance sheets.
The following summarizes the fair value of derivatives outstanding on a gross basis as of:

(in thousands)	March 31, 2013	December 31, 2012
Assets:
Commodity derivatives:
Oil derivatives	$25,856	$16,219
Natural gas derivatives	7,521	17,896
Total assets	$33,377	$34,115

Liabilities:
Commodity derivatives:
Oil derivatives(1)	$39,193	$21,308
Natural gas derivatives(2)	10,150	10,413
Interest rate derivatives	182	277
Total liabilities	$49,525	$31,998

Net derivative position	$(16,148)	$2,117
______________________________________________________________________________
(1) The oil derivatives fair value includes a deferred premium liability of $16.8 million and $18.3 million as of March 31, 2013 and December 31, 2012, respectively.
(2) The natural gas derivatives fair value includes a deferred premium liability of $5.6 million and $6.4 million as of March 31, 2013 and December 31, 2012, respectively.
By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are participants in the Senior Secured Credit Facility which is secured by the Company’s oil and natural gas reserves; therefore, the Company is not required to post any collateral. The Company does not require collateral from its counterparties. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that are also lenders in the Senior Secured Credit Facility and meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity and interest rate derivatives are subject to counterparty netting under agreements governing such derivatives and, therefore, the risk of such loss is somewhat mitigated as of March 31, 2013. Market risk is the exposure to changes in the market price of oil and natural gas, which are subject to fluctuations resulting from changes in supply and demand.
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

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following represents the Company’s reported gains and losses on derivative instruments for the periods presented:

	Three months ended March 31,
(in thousands)	2013	2012
Realized gains (losses):
Commodity derivatives	$3,777	$4,708
Interest rate derivatives	(101)	(1,103)
	3,676	3,605
Unrealized gains (losses):
Commodity derivatives	(20,631)	(4,114)
Interest rate derivatives	95	780
	(20,536)	(3,334)
Total gains (losses):
Commodity derivatives	(16,854)	594
Interest rate derivatives	(6)	(323)
	$(16,860)	$271

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
Assets and liabilities recorded at fair value on the unaudited consolidated balance sheets are categorized based on inputs to the valuation techniques as follows:

Level 1—
Assets and liabilities recorded at fair value for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access. Active markets are considered to be those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2—
Assets and liabilities recorded at fair value for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the assets or liabilities. Substantially all of these inputs are observable in the marketplace throughout the full term of the price risk management instrument and can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace.

Level 3—
Assets and liabilities recorded at fair value for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Unobservable inputs are not corroborated by market data. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company conducts a review of fair value hierarchy classifications on an annual basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Transfers between fair value hierarchy levels are recognized and reported in the period in which the transfer occurred. No transfers between fair value hierarchy levels occurred during the three months ended March 31, 2013 or 2012.

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

1.                      Fair value measurement on a recurring basis
The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis for the periods presented:

(in thousands)	Level 1	Level 2	Level 3	Total fair value
As of March 31, 2013:
Commodity derivatives	$—	$6,472	$—	$6,472
Deferred premiums	—	—	(22,438)	(22,438)
Interest rate derivatives	—	(182)	—	(182)
Total	$—	$6,290	$(22,438)	$(16,148)

(in thousands)	Level 1	Level 2	Level 3	Total fair value
As of December 31, 2012:
Commodity derivatives	$—	$27,103	$—	$27,103
Deferred premiums	—	—	(24,709)	(24,709)
Interest rate derivatives	—	(277)	—	(277)
Total	$—	$26,826	$(24,709)	$2,117
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
The Company’s deferred premiums associated with its commodity derivative contracts are categorized in Level 3, as the Company utilizes a net present value calculation to determine the valuation. They are considered to be measured on a recurring basis as the derivative contracts they derive from are measured on a recurring basis. As commodity derivative contracts containing deferred premiums are entered into, the Company discounts the associated deferred premium to its net present value at the contract trade date, using the Senior Secured Credit Facility rate at the trade date (historical input rates range from 2.00% to 3.56%) and then amortizing the change in net present value into interest expense over the period from trade until the final settlement date at the end of the contract. After this initial valuation, the net present value of each deferred premium is not adjusted; therefore, significant increases (decreases) in the Senior Secured Credit Facility rate would result in a significantly lower (higher) fair value measurement for each new deal containing a deferred premium entered into; however, the valuation for the deals already recorded would remain unaffected. While the Company believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates; therefore, on a quarterly basis, the valuation is compared to counterparty valuations and third party valuation of the deferred premiums for reasonableness.
The following table presents actual cash payments required for deferred premium contracts in place as of March 31, 2013, and for the calendar years following:

(in thousands)
Remaining 2013	$8,482
2014	8,135
2015	6,087
2016	357
Total	$23,061

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

A summary of the changes in assets classified as Level 3 measurements for the periods presented are as follows:

	Three months ended March 31,
(in thousands)	2013	2012
Balance of Level 3 at beginning of period	$(24,709)	$(18,868)
Realized and unrealized gains (losses) included in earnings	—	—
Amortization of deferred premiums	(151)	(150)
Total purchases and settlements:	0
Purchases	—	(5,375)
Settlements	2,422	1,332
Balance of Level 3 at end of period	$(22,438)	$(23,061)
Change in unrealized losses attributed to earnings relating to deferred premiums still held at end of period	$—	$—
2.                      Fair value measurement on a nonrecurring basis
The Company accounts for additions to its asset retirement obligation (see Note B.11) and the impairment of long-lived assets (see Note B.14), if any, at fair value on a nonrecurring basis. For purposes of fair value measurement, it was determined that the impairment of long-lived assets and the additions to the asset retirement obligation are classified as Level 3, based on the use of internally developed cash flow models. No impairments of long-lived assets were recorded in the three months ended March 31, 2013 or 2012.
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
Asset retirement obligations. The accounting policies for asset retirement obligations are discussed in Note B.11, including a reconciliation of the Company’s asset retirement obligations. The fair value of additions to the asset retirement obligation liability is measured using valuation techniques consistent with the income approach, which converts future cash flows to a single discounted amount. Significant inputs to the valuation include: (i) estimated plug and abandonment cost per well based on Company experience; (ii) estimated remaining life per well based on the reserve life per well; (iii) future inflation factors; and (iv) the Company’s average credit adjusted risk free rate.
Impairment of oil and natural gas properties. The accounting policies for impairment of oil and natural gas properties are discussed in the audited consolidated financial statements and notes thereto included in the 2012 Annual Report. Significant inputs included in the calculation of discounted cash flows used in the impairment analysis include the Company’s estimate of operating and development costs, anticipated production of proved reserves and other relevant data.
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

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

I—Commitments and contingencies
1.    Lease commitments
The Company leases equipment and office space under operating leases expiring on various dates through 2020. Minimum annual lease commitments as of March 31, 2013 and for the calendar years following are as follows:

(in thousands)
Remaining 2013	$1,112
2014	1,874
2015	1,949
2016	1,781
2017	1,677
Thereafter	2,897
Total	$11,290
The following table presents rent expense for the periods presented:

	Three months ended March 31,
(in thousands)	2013	2012
Rent expense	$442	$307
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

3.    Drilling contracts

The Company has committed to several short-term drilling contracts with various third parties in order to complete its various drilling projects. The contracts contain an early termination clause that requires the Company to pay significant penalties to the third party should the Company cease drilling efforts. These penalties could significantly impact the Company’s financial statements upon contract termination. These commitments are not recorded in the accompanying unaudited consolidated balance sheets. Future commitments as of March 31, 2013 are $10.7 million. Management has not canceled and does not anticipate canceling any drilling contracts in 2013.

4.    Federal and state regulations

Oil and natural gas exploration, production and related operations are subject to extensive federal and state laws, rules and regulations. Failure to comply with these laws, rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases the cost of doing business and affects profitability. The Company believes that it is in compliance with currently applicable state and federal regulations related to oil and natural gas exploration and production, and that compliance with the current regulations will not have a material adverse impact on the financial position or results of operations of the Company. Because these rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with these regulations.
J—Net income per share
Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the potential dilution of non-vested restricted stock awards. The effect of the Company's outstanding options that were granted in February 2012 to purchase 431,086 shares of common stock at $24.11 per share were excluded from the calculation of diluted net income per share for the three months ended March 31, 2013 because the exercise price of those options was greater than the average market price during the period, and, therefore, the inclusion of these outstanding options would have been anti-dilutive. The effect of the Company's outstanding options that were granted in February 2013 to purchase 989,456 shares of common stock at $17.34 per share were excluded from the calculation of diluted net income per share for the three months ended March 31, 2013, because, utilizing the treasury method, the sum of the assumed proceeds exceeds the average stock price during the period and, therefore, the inclusion of these outstanding options would have been anti-dilutive.

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following is the calculation of basic and diluted weighted average shares outstanding and net income per share for the periods presented:

	For the three months ended March 31,
(in thousands, except for per share data)	2013	2012
Net income (numerator):
Income from continuing operations—basic and diluted	$1,137	$26,079
Income from discontinued operations—basic and diluted	272	156
Net income—basic and diluted	$1,409	$26,235
Weighted average shares (denominator):
Weighted average shares—basic	127,200	126,803
Non-vested restricted stock	1,651	1,178
Weighted average shares—diluted	128,851	127,981
Net income per share:
Basic:
Income from continuing operations	$0.01	$0.21
Income from discontinued operations, net of tax	—	—
Net income per share	$0.01	$0.21

Diluted:
Income from continuing operations	$0.01	$0.20
Income from discontinued operations, net of tax	—	—
Net income per share	$0.01	$0.20
K—Variable interest entity
An entity is referred to as a variable interest entity ("VIE") pursuant to accounting guidance for consolidation if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from the economic losses, (iv) the equity holders do not participate fully in the entity's residual economics, or (v) the entity was established with non-substantive voting interests. In order to determine if a VIE should be consolidated, an entity must determine if it is the primary beneficiary of the VIE. The primary beneficiary of a VIE is that variable interest holder possessing a controlling financial interest through (i) its power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) its obligation to absorb losses or its right to receive benefits from the VIE that could potentially be significant to the VIE. In order to determine whether the Company owns a variable interest in a VIE, a qualitative analysis is performed of the entity’s design, organizational structure, primary decision makers and relevant agreements. The Company continually monitors its VIE exposure to determine if any events have occurred that could cause the primary beneficiary to change.
On January 4, 2013, Laredo Gas contributed approximately $0.9 million to Medallion Gathering & Processing, LLC (“Medallion”), a Texas limited liability company. With this contribution, Laredo Gas acquired 49% of Medallion ownership units. Medallion was formed on October 31, 2012 for the purpose of developing midstream solutions and providing midstream infrastructure to bring discovered oil and natural gas to market in the Permian-China Grove area. Laredo Gas and the other 51% interest-holder have agreed that the voting rights of Medallion, the profit and loss sharing, and the additional capital contribution requirements shall be equal to the ownership unit percentage held. Additionally, Medallion requires a super-majority vote of 75% for all key operation and business decisions. The Company has determined that Medallion is a VIE. However, Laredo Gas is not considered to be the primary beneficiary of the VIE because Laredo Gas does not have the power to direct the activities that most significantly affect Medallion's economic performance. As such, Medallion is accounted for under the equity method of accounting with the Company's proportionate share of net loss reflected in the unaudited consolidated statements of operations as "Loss from equity method investee" and the carrying amount reflected in the unaudited consolidated balance sheet as "Investment in equity method investee."
Subsequent to March 31, 2013, Laredo Gas contributed additional capital to Medallion. See Note N for additional discussion.
L—Recently issued accounting standards
In December 2011, the Financial Accounting Standards Board issued guidance to improve reporting and transparency of offsetting (netting) assets and liabilities and the related effects on the financial statements. The Company adopted this guidance on January 1, 2013, the adoption did not have an impact on our consolidated financial statements.
M—Subsidiary guarantees
All of Laredo's wholly-owned subsidiaries (Laredo Gas, Laredo Texas and Laredo Dallas, collectively, the "Subsidiary Guarantors") and Laredo Holdings have fully and unconditionally guaranteed the 2019 Notes, the 2022 Notes and the Senior Secured Credit Facility. In accordance with practices accepted by the SEC, Laredo has prepared condensed consolidating financial statements in order to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following condensed consolidating balance sheets as of March 31, 2013 and 2012, and condensed consolidating statements of operations and condensed consolidating statements of cash flows each for the three months ended March 31, 2013 and 2012, present financial information for Laredo Holdings, as the parent of Laredo on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for Laredo on a stand-alone basis (carrying any investment in subsidiaries under the equity method), financial information for the Subsidiary Guarantors on a stand-alone basis (carrying any investment in subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a condensed consolidated basis. Deferred income taxes for Laredo Gas and Laredo Texas are recorded on Laredo's statements of financial position, statements of operations and statements of cash flow as they are flow-through entities for income tax purposes. Laredo Holdings, Laredo and the Subsidiary Guarantors are not restricted from making distributions to and from one another.

Condensed consolidating balance sheet
March 31, 2013
(Unaudited)

(in thousands)	Laredo Holdings	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable	$—	$61,967	$26,976	$—	$88,943
Other current assets	—	53,482	2,557	—	56,039
Oil and natural gas properties, net	—	1,255,260	879,472	—	2,134,732
Pipeline and gas gathering assets, net	—	—	24,645	—	24,645
Other fixed assets, net	—	19,054	1,639	—	20,693
Property and equipment held for sale, net	—	—	45,072	—	45,072
Investment in subsidiaries	835,306	831,344	—	(1,666,650)	—
Total other long-term assets	169	140,094	874	(61,345)	79,792
Total assets	$835,475	$2,361,201	$981,235	$(1,727,995)	$2,449,916
Accounts payable	$1	$19,988	$9,737	$—	$29,726
Other current liabilities	—	133,848	66,779	—	200,627
Other long-term liabilities	—	20,353	73,375	(61,345)	32,383
Long-term debt	—	1,351,706	—	—	1,351,706
Stockholders’ equity	835,474	835,306	831,344	(1,666,650)	835,474
Total liabilities and stockholders’ equity	$835,475	$2,361,201	$981,235	$(1,727,995)	$2,449,916

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating balance sheet
December 31, 2012
(Unaudited)

(in thousands)	Laredo Holdings	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable	$—	$59,031	$24,393	$—	$83,424
Other current assets	—	52,563	1,450	—	54,013
Oil and natural gas properties, net	—	1,213,946	817,992	—	2,031,938
Pipeline and gas gathering assets, net	—	—	21,768	—	21,768
Other fixed assets, net	—	13,837	1,536	—	15,373
Property and equipment held for sale, net	—	—	44,812	—	44,812
Investment in subsidiaries	831,641	782,635	—	(1,614,276)	—
Total other long-term assets	83	136,403	—	(49,510)	86,976
Total assets	$831,724	$2,258,415	$911,951	$(1,663,786)	$2,338,304
Accounts payable	$1	$34,836	$12,723	$—	$47,560
Other current liabilities	—	158,917	55,591	—	214,508
Other long-term liabilities	—	16,261	61,002	(49,510)	27,753
Long-term debt	—	1,216,760	—	—	1,216,760
Stockholders’ equity	831,723	831,641	782,635	(1,614,276)	831,723
Total liabilities and stockholders’ equity	$831,724	$2,258,415	$911,951	$(1,663,786)	$2,338,304

Condensed consolidating statement of operations
For the three months ended March 31, 2013
(Unaudited)

(in thousands)	Laredo Holdings	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total operating revenues	$—	$84,785	$81,530	$(2,610)	$163,705
Total operating costs and expenses	242	75,988	45,580	(2,610)	119,200
Income (loss) from operations	(242)	8,797	35,950	—	44,505
Interest expense, net	—	(25,334)	—	—	(25,334)
Other, net	1,566	(16,860)	(64)	(1,566)	(16,924)
Income (loss) from continuing operations before income tax	1,324	(33,397)	35,886	(1,566)	2,247
Income tax (expense) benefit	85	10,276	(11,471)	—	(1,110)
Income (loss) from continuing operations	1,409	(23,121)	24,415	(1,566)	1,137
Income from discontinued operations, net of tax	—	(184)	456	—	272
Net income (loss)	$1,409	$(23,305)	$24,871	$(1,566)	$1,409

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of operations
For the three months ended March 31, 2012
(Unaudited)

(in thousands)	Laredo Holdings	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total operating revenues	$—	$75,766	$75,497	$(2,251)	$149,012
Total operating costs and expenses	19	61,348	34,751	(2,251)	93,867
Income (loss) from operations	(19)	14,418	40,746	—	55,145
Interest expense, net	—	(14,668)	—	—	(14,668)
Other, net	26,247	271	—	(26,247)	271
Income (loss) from continuing operations before income tax	26,228	21	40,746	(26,247)	40,748
Income tax (expense) benefit	7	(554)	(14,122)	—	(14,669)
Income (loss) from continuing operations	26,235	(533)	26,624	(26,247)	26,079
Income from discontinued operations, net of tax	—	(170)	326	—	156
Net income (loss)	$26,235	$(703)	$26,950	$(26,247)	$26,235

Condensed consolidating statement of cash flows
For the three months ended March 31, 2013
(Unaudited)

(in thousands)	Laredo Holdings	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash flows provided by (used in) operating activities	$1,324	$(2)	$63,304	$(1,566)	$63,060
Net cash flows used in investing activities	(1,324)	(136,323)	(63,304)	1,566	(199,385)
Net cash flows provided by financing activities	—	134,125	—	—	134,125
Net decrease in cash and cash equivalents	—	(2,200)	—	—	(2,200)
Cash and cash equivalents at beginning of period	—	33,224	—	—	33,224
Cash and cash equivalents at end of period	$—	$31,024	$—	$—	$31,024

Condensed consolidating statement of cash flows
For the three months ended March 31, 2012
(Unaudited)

(in thousands)	Laredo Holdings	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash flows provided by (used in) operating activities	$26,228	$(2,228)	$66,728	$674	$91,402
Net cash flows used in investing activities	(81,149)	(130,620)	(66,670)	26,247	(252,192)
Net cash flows provided by financing activities	—	145,000	—	—	145,000
Net increase (decrease) in cash and cash equivalents	(54,921)	12,152	58	26,921	(15,790)
Cash and cash equivalents at beginning of period	54,921	—	2	(26,921)	28,002
Cash and cash equivalents at end of period	$—	$12,152	$60	$—	$12,212

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

N—Subsequent events
1.    Additional borrowing from the senior secured credit facility
On each of April 8, 2013 and May 1, 2013, the Company drew $20.0 million on the Senior Secured Credit Facility. The outstanding balance under the Senior Secured Credit Facility was approximately $340.0 million as of May 7, 2013.
2.    Additional contribution to Medallion
On April 22, 2013, Laredo Gas contributed an additional $2.3 million to Medallion to further fund the initial phase of development and operation of the midstream infrastructure. With this contribution, Laredo Gas has contributed $3.3 million of its $3.9 million mandatory initial phase commitment.

Laredo Petroleum Holdings, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

O—Supplementary information
Costs incurred in oil and natural gas property acquisition, exploration and development activities
Costs incurred in the acquisition and development of oil and natural gas assets are presented below for the periods presented:

	Three months ended March 31,
(in thousands)	2013	2012
Property acquisition costs:
Proved	$—	$—
Unproved	—	—
Exploration	8,761	29,467
Development costs(1)	157,316	195,091
Total costs incurred	$166,077	$224,558
____________________________________________________________________________

(1)
The costs incurred for oil and natural gas development activities include $0.6 million and $0.9 million in asset retirement obligations for the three months ended March 31, 2013 and 2012, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report") as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”). The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.” Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to “Laredo,” “we,” “us,” “our” or similar terms refer to Laredo Petroleum Holdings, Inc. together with its subsidiaries, unless the context otherwise indicates or requires.
Overview
We are an independent energy company focused on the exploration, development and acquisition of oil and natural gas properties primarily in the Permian and Mid-Continent regions of the United States. Laredo Petroleum, Inc. was founded in October 2006 to explore, develop and operate oil and natural gas properties and has grown rapidly through its drilling program and by making strategic acquisitions and joint ventures. In December 2011, we completed the Corporate Reorganization and IPO. See Note A to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for definition of and additional information regarding the Corporate Reorganization and the IPO.
Our financial and operating performance for the three months ended March 31, 2013 included the following:

•	Oil and natural gas sales of approximately $163.6 million compared to approximately $149.0 million for the three months ended March 31, 2012;

•	Average daily production of 34,722 BOE/D compared to 27,995 BOE/D for the three months ended March 31, 2012; and

•	Adjusted EBITDA (a non-GAAP financial measure) of $117.0 million compared to $113.9 million for the three months ended March 31, 2012.
Recent developments
We are currently pursuing the disposition of certain of our oil and natural gas properties, associated pipeline assets and various other associated property and equipment in the Anadarko Granite Wash, Central Texas Panhandle and the Eastern Anadarko Basin, which represents approximately 15% of our proved reserves at December 31, 2012. If completed, the sale is expected to close in the second quarter of 2013. If sold, the operations and cash flows of these properties will be eliminated from our ongoing operations and we will not have continued involvement in the operation of these properties. The oil and natural gas properties, which are a component of the assets that we have offered for sale, are not presented as held for sale or discontinued operations pursuant to the rules governing full cost accounting for oil and gas properties. The associated pipeline assets and various other associated property and equipment qualified as held for sale as of March 31, 2013. The results of operations of the associated pipeline assets and various other associated property and equipment have been presented as results of discontinued operations, net of tax. Accordingly we have reclassified certain prior period amounts in the unaudited consolidated financial statements included elsewhere in this Quarterly Report as discontinued operations and assets classified as held for sale. See Notes B.3 and B.4 for additional discussion of these reclassifications. There can be no assurance that the sale of any assets will be completed.
On March 22, 2013, we filed a shelf registration statement, under which we have the ability, subject to market conditions, to issue and sell equity and/or debt of an indeterminate aggregate amount in one or more offerings. We will continue to consider equity and/or debt offerings, as appropriate, to meet our planned capital expenditures and liquidity needs.
Core areas of operations
The oil and liquids-rich Permian Basin and the liquids-rich Anadarko Granite Wash are characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. As of March 31, 2013, we had assembled 200,616 net acres in the Permian Basin and 37,337 acres in the Anadarko Granite Wash. As discussed above, we are currently pursuing the disposition of certain of our oil and natural gas properties, associated pipeline assets and various other associated property and equipment in the Anadarko Granite Wash.

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
The unweighted arithmetic average first-day-of-the-month index prices for the prior 12 months ended March 31, 2013 and March 31, 2012 used to value our reserves were $89.17 per Bbl for oil and $2.84 per MMBtu for natural gas, and $94.65 per Bbl for oil and $3.58 per MMBtu for natural gas, respectively. The prices used to estimate proved reserves for all periods did not give effect to derivative transactions. These prices were held constant throughout the life of the properties and have been adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Our reserves are reported in two streams: oil and liquids-rich natural gas. The economic value of the natural gas liquids in our natural gas is included in the wellhead natural gas price.
We have entered into a number of commodity derivatives, which have allowed us to offset a portion of the changes caused by price fluctuations on our oil and natural gas production as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Sources of our revenue
Our revenues from continuing operations are primarily derived from the sale of oil and natural gas within the continental United States and do not include the effects of derivatives. For the three months ended March 31, 2013, our revenues from continuing operations are comprised of sales of approximately 71% oil and 29% natural gas. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Results of operations
Three months ended March 31, 2013 as compared to the three months ended March 31, 2012
Production, revenue and pricing
The following table sets forth information regarding production, revenue and average sales prices from continuing operations per BOE for the periods presented:

	Three months ended March 31,
	2013	2012
Production data:
Oil (MBbl)	1,422	1,067
Natural gas (MMcf)	10,219	8,882
Oil equivalents(1)(2) (MBOE)	3,125	2,548
Average daily production(2) (BOE/D)	34,722	27,995
% Oil	46%	42%
Revenues (in thousands):
Oil	$116,800	$104,067
Natural gas	46,825	44,884
Natural gas transportation and treating	80	61
Total revenues	$163,705	$149,012
Average sales prices:
Oil, realized(3) ($/Bbl)	$82.15	$97.52
Natural gas, realized(3) ($/Mcf)	4.58	5.05
Average price, realized(3) ($/BOE)	52.35	58.46
Oil, hedged(4) ($/Bbl)	83.03	95.37
Natural gas, hedged(4) ($/Mcf)	4.83	5.84
Average price, hedged(4) ($/BOE)	53.57	60.31
________________________________________________________________________

(1)	Bbl equivalents (“BOE”) are calculated using a conversion rate of six Mcf per one Bbl.

(2)	The volumes presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

(3)
Realized oil and natural gas prices are the actual prices realized at the wellhead after all adjustments for NGL content, quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price at the wellhead. The prices presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

(4)
Hedged prices reflect the after effect of our commodity hedging transactions on our average sales prices. Our calculation of such after effects include realized gains and losses on cash settlements for commodity derivatives, which do not qualify for hedge accounting. See Note F.4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our realized gains and losses on commodity derivatives. The prices presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

The changes in volumes and prices shown in the table above caused the following changes to our oil and natural gas revenue between the three months ended March 31, 2013 and 2012:

(in thousands)	Oil	Natural gas	Total net dollar effect of change
2012 Revenue	$104,067	$44,884	$148,951
Effect of changes in price	(21,854)	(4,803)	(26,657)
Effect of changes in volumes	34,588	6,748	41,336
Other	(1)	(4)	(5)
2013 Revenue	$116,800	$46,825	$163,625

Our revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. The total increase in oil and natural gas revenues of approximately $14.7 million, or 10%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is largely due to a 33% increase in oil production and a 15% increase in natural gas production volumes. This increase is attributable mainly to our Permian and Anadarko Granite Wash areas, which were offset by lower prices received for oil and natural gas.
Costs and expenses
The following table sets forth information regarding costs and expenses from continuing operations and average costs per BOE for the periods presented:

	Three months ended March 31,
(in thousands except for per BOE data)	2013	2012
Costs and expenses:
Lease operating expenses	$22,442	$14,984
Production and ad valorem taxes	11,445	8,919
Natural gas transportation and treating	108	43
Drilling and production	674	1,217
General and administrative(1)	19,634	17,531
Accretion of asset retirement obligations	394	264
Depreciation, depletion and amortization	64,503	50,909
Total costs and expenses	$119,200	$93,867
Average costs per BOE:
Lease operating expenses	$7.18	$5.88
Production and ad valorem taxes	3.66	3.50
General and administrative(1)	6.28	6.88
Depreciation, depletion and amortization	20.64	19.98
Total	$37.76	$36.24
________________________________________________________________________

(1)
General and administrative includes non-cash stock-based compensation of $3.2 million and $2.2 million for the three months ended March 31, 2013 and 2012, respectively. Excluding stock-based compensation from the above metric results in general and administrative cost per BOE was $5.25 and $6.00 for the three months ended March 31, 2013 and 2012, respectively.

Lease operating expenses. Lease operating expenses, which include workover expenses, increased by $7.5 million, or 50%, compared to a 23% increase in production, for the three months ended March 31, 2013 compared to the same period in 2012. The increases were primarily due to an increase in exploration and development activity, which resulted in additional producing wells during the three months ended March 31, 2013 compared to the same period in 2012. The increase in well count also led to increases in routine repairs and maintenance. On a per-BOE basis, lease operating expenses increased in total to $7.18 per BOE at March 31, 2013 from $5.88 per BOE at March 31, 2012. The increase is mainly due to implementation of best practices with respect to workover operations. These practices will result in longer term well tubing integrity, which we expect will improve overall well performance and production in the long term, in addition to decreasing unit lease expenses as a result of reduced well tubing failures.
Production and ad valorem taxes. Production and ad valorem taxes increased by approximately $2.5 million, or 28%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Our ad valorem taxes have increased primarily as a result of increased valuations on our Texas properties and an increase in the number of wells included in those valuations as a result of our 2013 and 2012 drilling activity in our Permian and Anadarko Granite Wash areas.
General and administrative (“G&A”). G&A expense increased by approximately $2.1 million, or 12%, for the three months ended March 31, 2013 compared to the same period in 2012. This increase is primarily due to $2.5 million in additional salary and benefits attributable to the growth of our business and employee base.
Stock-based compensation increased by approximately $1.0 million for the three months ended March 31, 2013 as compared to the same period in 2012, largely due to the issuance of 1,166,295 restricted stock awards and 1,018,849 non-qualified restricted stock options to employees and non-employee directors in the three months ended March 31, 2013 compared to the issuance of 605,287 restricted stock awards and 602,948 non-qualified restricted stock options to employees and non-employee directors in the three months ended March 31, 2012.

The remaining change in G&A expense is made up of smaller increases in a number of areas such as travel, vehicle expenses, rent, payroll bonus accrual and computer and software costs that are largely a result of increasing our workforce and growing our business.
The overall increase in G&A expense was offset by lower legal, professional and production data fees and greater production income, capitalized salary and benefits and vehicle income. In addition, the performance unit awards decreased in fair value as a result of the quarterly re-measurement as of March 31, 2013, mainly due to the performance of our stock price relative to our peer group utilized in the forward-looking Monte Carlo simulation.
The fair value of the restricted stock awards issued during 2013 and 2012 was calculated based on the value of our stock price on the date of grant in accordance with the applicable generally accepted accounting principles in the United States of America (“GAAP”) and is being recognized on a straight-line basis over the three-year requisite service period of the awards. The fair value of our non-qualified restricted stock options was determined using a Black-Scholes valuation model in accordance with applicable GAAP accounting and is being recognized on a straight-line basis over the four-year requisite service period of the awards.
See Notes B and D to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our stock and performance based compensation.
Depreciation, depletion and amortization (“DD&A”). The following table provides components of our DD&A expense from continuing operations for periods presented.

	Three months ended March 31,
(in thousands except for per BOE data)	2013	2012
Depletion of proved oil and natural gas properties	$63,284	$50,067
Depreciation of pipeline assets	285	163
Depreciation of other property and equipment	934	679
Total DD&A	$64,503	$50,909
DD&A per BOE	$20.64	$19.98
DD&A increased by approximately $13.6 million, or 27%, for the three months ended March 31, 2013, as compared to the same period in 2012 primarily due to (i) decreases in the Securities Exchange Commission ("SEC") prices used to calculate reserves, (ii) increased net book value on new reserves added, (iii) higher total production levels and (iv) increased capitalized costs for new wells completed in 2013.
Non-operating income and expense. The following table sets forth the components of non-operating income and expense for the periods presented:

	Three months ended March 31,
(in thousands)	2013	2012
Non-operating income (expense):
Realized and unrealized gain (loss):
Commodity derivative financial instruments, net	$(16,854)	$594
Interest rate derivatives, net	(6)	(323)
Loss from equity method investee	(64)	—
Interest expense	(25,349)	(14,684)
Interest and other income	15	16
Non-operating expense, net	$(42,258)	$(14,397)
Commodity derivative financial instruments. The realized and unrealized gains and losses on commodity derivative financial instruments for the periods presented are as follows:

	Three months ended March 31,
(in thousands)	2013	2012
Realized gains, net	$3,777	$4,708
Unrealized losses	(20,631)	(4,114)
Total commodity derivative (loss) gain, net	$(16,854)	$594

Realized gains on commodity derivative financial instruments decreased by approximately $0.9 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, based on the cash settlement prices of our commodity derivative contracts compared to the prices specified in those contracts.
The unrealized losses on commodity derivative financial instruments increased by $16.5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase is a result of the changing relationships between our contract prices and the associated forward curves used to calculate the fair value of our commodity derivative financial instruments in relation to expected market prices. In general, we experience unrealized gains during periods of decreasing market prices and unrealized losses during periods of increasing market prices. Additionally, contracts that we have entered into during the first quarter of 2013 are in loss positions as of March 31, 2013. As of March 31, 2013, we had 27 commodity derivatives contracts with associated deferred premium cash payments totaling approximately $23.1 million. The estimated fair value of our total deferred premiums was approximately $22.4 million as of March 31, 2013. The fair market value of these premiums is netted against the fair market value of the underlying commodity derivative financial instruments at each period end and was the primary factor for our overall derivative loss position as of March 31, 2013.
See Notes B.7 and F to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our commodity derivative financial instruments.
Interest expense and realized and unrealized gains and losses on interest rate derivatives. Interest expense increased by approximately $10.7 million, or 73%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase is largely due to the issuance of $500.0 million in 7 3/8% senior unsecured notes due 2022 in April of 2012.
The table below shows the change in the significant components of interest expense for the three months ended March 31, 2013 as compared to the same period in 2012.

(in thousands)	Three months ended March 31, 2013 compared to 2012
Changes in interest expense:
Senior secured credit facility, net of capitalized interest	$1,232
2019 senior unsecured notes	(5)
2022 senior unsecured notes	9,219
Amortization of deferred loan costs	206
Other	13
Total change in interest expense	$10,665
We have entered into certain variable-to-fixed interest rate derivatives that hedge our exposure to interest rate variations on our variable interest rate debt. As of March 31, 2013, we had one interest rate swap and one interest rate cap outstanding for a total notional amount of $100.0 million with fixed pay rates ranging from 1.11% to 3.00% and terms expiring through September 2013. As of March 31, 2012, we had interest rate swaps outstanding for a notional amount of $260.0 million with fixed pay rates ranging from 1.11% to 3.41% and terms expiring through September 2013.
The table below shows our realized losses and unrealized gains related to interest rate derivatives for the periods presented.

	Three months ended March 31,
(in thousands)	2013	2012
Realized losses	$(101)	$(1,103)
Unrealized gains	95	780
Total interest rate derivatives loss	$(6)	$(323)

Income tax expense. We recorded deferred income tax expense from continuing operations of approximately $1.1 million for the three months ended March 31, 2013, compared to deferred income tax expense from continuing operations of $14.7 million for the three months ended March 31, 2012. The fluctuations in income from continuing operations before income taxes is shown in the table below.

	Three months ended March 31,
(in thousands)	2013	2012
Income from continuing operations before income taxes	$2,247	$40,748
Income tax expense	(1,110)	(14,669)
Income from continuing operations, net	$1,137	$26,079
Effective tax rate	49%	36%
We expect the fiscal year 2013 annual effective tax rate, excluding discrete items, applicable to forecasted income before income taxes to be approximately 36%. Significant factors that could impact the annual effective tax rate include management's assessment of certain tax matters, changes in certain non-deductible expenses and shortfalls related to restricted stock awards that vest during the year. The effective tax rate for our continuing operations for the three months ended March 31, 2013 was 49% compared to 36% for the corresponding period ended March 31, 2012. GAAP requires the application of the estimated annual effective rate in determining the interim period tax provision unless a rate cannot be reliably estimated, such as when a small change in pre-tax income or loss creates significant variations in the customary relationship between income tax expense or benefit and pre-tax income or loss in interim periods. In such a situation, the interim period tax provision should be based on actual year-to-date results.
The impact of significant discrete items is separately recognized in the quarter in which they occur. During the three months ended March 31, 2013, certain shares related to restricted stock awards vested at times when our stock price was lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. In accordance with GAAP, such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, we have not previously recognized any windfall tax benefits. Therefore, the tax impact of these shortfalls totaling $0.3 million is included in income tax expense attributable to continuing operations for the three months ended March 31, 2013. There is no comparative amount for the three months ended March 31, 2012. We expect income tax provisions for future reporting periods will be impacted by this stock compensation tax deduction shortfall. We cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.
Income from discontinued operations, net of tax. The table below shows our income from discontinued operations for the periods presented:

	Three months ended March 31,
(in thousands)	2013	2012
Income from discontinued operations, net of tax	$272	$156
Income from discontinued operations, net of tax, increased by approximately $0.1 million or 74% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The majority of our discontinued operations is a significant portion of Laredo Gas operations, which provides transportation and gathering services. As a result of increased production, transportation and gathering revenue from discontinued operations increased by approximately $0.5 million and which was offset by an increase in costs of approximately $0.3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.
Liquidity and capital resources
Since our IPO, our primary sources of liquidity have been cash flows from operations, proceeds from our senior unsecured notes and borrowings on our senior secured credit facility. Our primary use of capital has been for the exploration, development and acquisition of oil and natural gas properties.
We believe that we have sufficient liquidity available to us from cash flows from operations and under our senior secured credit facility to fund our currently planned exploration and development activities. In addition, our hedge positions currently provide relative certainty on a substantial portion of our expected cash flows from operations through 2014 even with a potential general decline in the prices of oil and natural gas.
On March 22, 2013, we filed a shelf registration statement that permits us to sell equity and/or debt in one or more offerings of an indeterminate aggregate amount. As we pursue reserves and production growth, we continually consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us, which resources we cannot assure will be available to us or the terms at which they may be made available.
As of March 31, 2013, we had $300.0 million of principal outstanding on our senior secured credit facility. Additionally, we had approximately $1.1 billion of outstanding senior unsecured notes, excluding the remaining premium of $1.7 million received in the October 2011 offering of our 2019 senior unsecured notes. We had $525.0 million available for borrowings on our senior secured credit facility and approximately $31.0 million in cash on hand for total available liquidity of approximately $556.0 million as of March 31, 2013.
On each of April 8, 2013 and May 1, 2013, we drew $20.0 million on our senior secured credit facility, bringing the total outstanding balance to $340.0 million as of May 7, 2013.  As of May 7, 2013, we had $485.0 million available for borrowings and approximately $20.0 million in cash on hand.
We expect that, in the future, our commodity derivative positions will help us stabilize a portion of our expected cash flows from operations despite potential declines in the price of oil and natural gas. Please see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.
Cash flows
Our cash flows for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31,
(in thousands)	2013	2012
Net cash provided by operating activities	$63,060	$91,402
Net cash used in investing activities	(199,385)	(252,192)
Net cash provided by financing activities	134,125	145,000
Net decrease in cash	$(2,200)	$(15,790)
Cash flows provided by operating activities
Net cash provided by operating activities was approximately $63.1 million and $91.4 million for the three months ended March 31, 2013 and 2012, respectively. The decrease of $28.3 million was largely due to a decrease in net income which was attributed to greater interest expense and unrealized losses from derivatives. Lease operating expense and depreciation, depletion and amortization were also higher for the three months ended March 31, 2013 compared to the same period in 2012.
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
Cash flows used in investing activities
We used cash flows in investing activities of approximately $199.4 million and $252.2 million for the three months ended March 31, 2013 and 2012, respectively, which is a decrease of $52.8 million. As discussed below, our board of directors approved a smaller budget for the calendar year 2013.

Our cash used in investing activities for capital expenditures is summarized in the table below for the periods presented.

	Three months ended March 31,
(in thousands)	2013	2012
Investment in equity method investee	$(938)	$—
Capital expenditures:
Oil and natural gas properties	(187,813)	(247,280)
Pipeline and gathering assets	(4,046)	(3,859)
Other fixed assets	(6,588)	(1,053)
Net cash used in investing activities	$(199,385)	$(252,192)
Capital expenditure budget
Our board of directors previously approved a budget of approximately $725 million for calendar year 2013, excluding acquisitions. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.
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
Cash flows provided by financing activities
We had cash flows provided by financing activities of $134.1 million and $145.0 million for the three months ended March 31, 2013 and 2012, respectively.
Net cash provided by financing activities for the three months ended March 31, 2013 was the result of borrowings on our senior secured credit facility and the purchase of treasury stock to satisfy employee tax withholding obligations that arise upon the lapse of restrictions on restricted stock.
Net cash provided by financing activities for the three months ended March 31, 2012 was the result of borrowings on our senior secured credit facility.
Debt
As of March 31, 2013, we were a party only to our senior secured credit facility and the indentures governing our 2019 and 2022 senior unsecured notes.
Senior secured credit facility. Laredo Petroleum, Inc. is the borrower on our senior secured credit facility, which has a capacity of up to $2.0 billion and will mature on July 1, 2016.
Principal amounts borrowed under the senior secured credit facility are payable on the final maturity date with such borrowings bearing interest that is payable, at our election, either on the last day of each fiscal quarter at an Adjusted Base Rate or at the end of one-, two-, three-, six- or, to the extent available, 12-month interest periods (and in the case of six- and 12-month interest periods, every three months prior to the end of such interest period) at an Adjusted London Interbank Offered Rate ("LIBOR"), in each case, plus an applicable margin based on the ratio of outstanding senior secured credit to the borrowing base. As of March 31, 2013, the applicable margin rates were 0.75% for the adjusted base rate advances and 1.75% for the Eurodollar advances. The amount of the senior secured credit facility outstanding as of March 31, 2013 was subject to an interest rate of approximately 2.25%. We are also required to pay an annual commitment fee on the unused portion of the bank's commitment of 0.5%.
As of March 31, 2013 and December 31, 2012, borrowings outstanding under our senior secured credit facility totaled$300.0 million and $165.0 million, respectively. As of May 7, 2013, the outstanding balance under our senior secured credit facility was $340.0 million.

Our senior secured credit facility is secured by a first priority lien on our assets (including stock of Laredo Petroleum, Inc.), including oil and natural gas properties constituting at least 80% of the present value of our proved reserves owned now or in the future. Our senior secured credit facility is subject to certain financial and non-financial ratios on a consolidated basis. We were in compliance with these ratios as of March 31, 2013 and expect to be in compliance with them for the foreseeable future.
Refer to Note C of our audited consolidated financial statements included in the 2012 Annual Report and Note C of our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further information.
Senior unsecured notes. On April 27, 2012, Laredo Petroleum, Inc. completed an offering of $500.0 million aggregate principal amount of 7 3/8% senior unsecured notes due 2022 (the "2022 senior unsecured notes"). The 2022 senior unsecured notes will mature on May 1, 2022 and bear an interest rate of 7 3/8% per annum, payable semi-annually, in cash in arrears on May 1 and November 1 of each year, commencing November 1, 2012. The 2022 senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Laredo Petroleum Holdings, Inc. and its subsidiaries (other than Laredo Petroleum, Inc.) (collectively, the “guarantors”). Our 2022 senior unsecured notes were issued under and are governed by an indenture and supplement thereto, each dated April 27, 2012 (collectively, the “2012 indenture”), among Laredo Petroleum, Inc., Wells Fargo Bank, National Association, as trustee, and the guarantors. The 2012 indenture contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, entering into transactions with affiliates and limitations on asset sales. Indebtedness under our 2022 senior unsecured notes may be accelerated in certain circumstances upon an event of default as set forth in the 2012 indenture.
On January 20, 2011 and October 19, 2011, Laredo Petroleum, Inc. completed the offerings of $350.0 million principal amount and $200.0 million principal amount, respectively, of 9 1/2% senior unsecured notes due 2019 (collectively, the "2019 senior unsecured notes"). The 2019 senior unsecured notes will mature on February 15, 2019 and bear an interest rate of 9 1/2% per annum, payable semi-annually, in cash in arrears on February 15 and August 15 of each year. Our 2019 senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the guarantors. Our 2019 senior unsecured notes were issued under and are governed by an indenture dated January 20, 2011, among Laredo Petroleum, Inc., Wells Fargo Bank, National Association, as trustee, and the guarantors (the “2011 indenture”). The 2011 indenture contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, entering into transactions with affiliates and limitations on asset sales. Indebtedness under our 2019 senior unsecured notes may be accelerated in certain circumstances upon an event of default as set forth in the 2011 indenture.
Refer to Note C of our audited consolidated financial statements included in the 2012 Annual Report and Note C of our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the 2019 senior unsecured notes and the 2022 senior unsecured notes.
As of May 7, 2013, we had a total of $1.1 billion of senior unsecured notes outstanding.
Obligations and commitments
As of March 31, 2013, our contractual obligations included our senior secured credit facility, our 2019 senior unsecured notes, our 2022 senior unsecured notes, drilling rig commitments, derivative financial instruments, performance unit liability awards, asset retirement obligations and office and equipment leases. From December 31, 2012 to March 31, 2013, the material changes in our contractual obligations included (i) an increase of $135.0 million due to borrowings made on our senior secured credit facility, (ii) a decrease of $26.1 million on our principal and interest obligation for the 2019 and 2022 senior unsecured notes as a semi-annual interest payment was made in February 2013, (iii) a decrease of $6.1 million for short-term drilling rig commitments (on contracts other than those on a well-by-well basis) as we continue to pursue our drilling program, (iv) a decrease of $2.3 million for deferred premiums due on commodity derivative contracts as a result of payments made, (v) an increase of approximately $3.2 million for the estimated total liability payable for our performance unit awards issued under our Omnibus Equity Incentive Plan as of March 31, 2013, which will be payable in December 2014 for the February 2012 grants and December 2015 for the February 2013 grants, (vi) an increase of $1.0 million in our total asset retirement obligation due to the drilling of new wells with associated asset retirement cost and (vii) $0.6 million remaining for the mandatory capital contribution to Medallion Gathering & Processing, LLC (“Medallion”), a Texas limited liability company, further discussed below.
On January 4, 2013, we obtained a 49% interest in Medallion. Medallion was formed on October 31, 2012 for the purpose of developing midstream solutions and providing midstream infrastructure to bring discovered oil and natural gas to market in the Permian-China Grove area. The development and operations of Medallion are divided into three phases. Phase I is expected to include the construction of all facilities necessary to gather, process and deliver production from certain of our wells and to provide a foundation for additional phases of construction for oil and natural gas produced by us and other third parties. Phase I is mandatory and expected to require a maximum capital contribution of $8.0 million, to be contributed according to each interest-holder's sharing ratio. As of May 7, 2013, we have contributed $3.3 million of our $3.9 million mandatory Phase I commitment. Phase II consists of construction of additional pipeline as required, a 20 MMcf per day refrigerated Joule-Thompson plant and an oil terminal to receive and store oil from the oil gathering system for delivery to the downstream crude oil market. If we elect to proceed, Phase II is expected to require a maximum capital contribution of $25.0 million, to be contributed according to each interest-holder's sharing ratio. Phase III, if we elect to proceed, includes an optional additional expansion of the gathering system and the installation of a 40 MMcf per day plant, to bring processing capacity to 60 MMcf per day.
Refer to Notes B, C, F, I and L to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our asset retirement obligations, deferred premiums on our commodity derivative financial instruments, performance unit awards, long-term debt, drilling contract commitments and investment in Medallion.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income or loss plus adjustments for interest expense, depreciation, depletion and amortization, impairment of long-lived assets, write-off of deferred loan costs, gains or losses on sale of assets, unrealized gains or losses on derivative financial instruments, realized losses on interest rate derivatives, realized gains or losses on canceled derivative financial instruments, non-cash stock-based compensation and income tax expense or benefit. Adjusted EBITDA provides no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, working capital movement or tax position. Adjusted EBITDA does not represent funds available for discretionary use because those funds are required for debt service, capital expenditures and working capital, income taxes, franchise taxes and other commitments and obligations. However, our management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure:

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
There are significant limitations to the use of Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, the lack of comparability of results of operations to different companies and the different methods of calculating Adjusted EBITDA reported by different companies. Our measurements of Adjusted EBITDA for financial reporting as compared to compliance under our debt agreements differ.

The following presents a reconciliation of net income to Adjusted EBITDA:

	For the three months ended March 31,
(in thousands)	2013	2012
Net income	$1,409	$26,235
Plus:
Interest expense	25,349	14,684
Depreciation, depletion and amortization	65,130	51,523
Unrealized loss on derivative financial instruments, net	20,536	3,334
Realized losses on interest rate derivatives	101	1,103
Non-cash stock-based compensation	3,217	2,247
Income tax expense	1,263	14,757
Adjusted EBITDA	$117,005	$113,883
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
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2013; however, we have implemented additional critical accounting policies and procedures related to our investment in a variable interest entity ("VIE") and for income tax windfalls and shortfalls. For our other critical accounting policies and procedures, please see our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2012 Annual Report.
Variable Interest Entities.    An entity is referred to as a VIE pursuant to accounting guidance for consolidation if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from the economic losses, (iv) the equity holders do not participate fully in the entity's residual economics, or (v) the entity was established with non-substantive voting interests. We would consolidate a VIE when we are the primary beneficiary of a VIE. A primary beneficiary has the power to direct the activities that most significantly impact the activities of the VIE and the right to receive the benefits or the obligation to absorb the losses of the entity that could be potentially significant to the VIE. We continually monitor our unconsolidated VIE exposure in order to determine if any events have occurred that could cause the primary beneficiary to change. See Note K to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our unconsolidated VIE.
Income tax windfalls and shortfalls. For certain stock-based compensation awards that are expected to result in a tax deduction under existing tax law, a deferred tax asset is established as we recognize compensation cost for book purposes. Book compensation cost is determined on the grant date and recognized over the award's requisite service period, whereas the related tax deduction is measured on the vesting date for restricted stock on the exercise date for stock options. The corresponding deferred tax asset also is measured on the grant date and recognized over the service period. As a result, there will almost always be a difference in the amount of compensation cost recognized for book purposes versus the amount of tax deduction that a company may receive. If the tax deduction exceeds the cumulative book compensation cost that we recognized, the tax benefit associated with any excess deduction will be considered an excess benefit or windfall and will be recognized as additional paid-in capital (“APIC”). If the tax deduction is less than the cumulative book compensation cost, the tax effect of the resulting difference is a deficiency or shortfall, and should be charged first to APIC, to the extent of our pool of windfall tax benefits, with any remainder recognized in income tax expense. As of March 31, 2013, we did not have any eligible windfall tax benefits to offset future shortfalls as no excess tax benefits have been recognized.
See Note B to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for a discussion of additional accounting policies and estimates made by management.
Recent accounting pronouncements
In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires disclosure of both gross information and net information about derivative instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to master netting arrangements. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of offset associated with certain financial instruments and derivative instruments within the scope of the update. We adopted this guidance on January 1, 2013, and the adoption of this ASU did not have an effect on our consolidated financial statements.
Off-balance sheet arrangements
Currently, we do not have any off-balance sheet arrangements other than operating leases, which are included in “Obligations and commitments.”

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
Commodity price exposure. Due to the inherent volatility in oil and natural gas prices, we use commodity derivative instruments, such as collars, swaps, puts and basis swaps to hedge price risk associated with a significant portion of our anticipated oil and natural gas production. By removing a majority of the price volatility associated with future production, we expect to reduce, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices. We have not elected hedge accounting on these derivatives and, therefore, the unrealized gains and losses on open positions are reflected in earnings. At each period end, we estimate the fair value of our commodity derivatives using an independent third party valuation and recognize an unrealized gain or loss. During the quarters ended March 31, 2013 and 2012 we recognized an unrealized loss of $20.6 million and an unrealized loss of $4.1 million, respectively, related to our commodity derivatives, based on market price fluctuations compared to prices in our commodity derivative contracts.
Our hedged positions as of March 31, 2013 are as follows:

	Remaining year 2013	Year 2014	Year 2015	Year 2016	Total
Oil(1)
Total volume hedged with ceiling price (Bbl)	2,263,500	2,003,500	1,529,500	1,281,000	7,077,500
Weighted average ceiling price ($/Bbl)	$102.38	$105.32	$104.51	$93.00	$101.98
Total volume hedged with floor price (Bbl)	3,073,500	2,543,500	1,985,500	1,281,000	8,883,500
Weighted average floor price ($/Bbl)	$84.61	$83.58	$78.22	$80.00	$82.22
Natural gas(2)
Total volume hedged with ceiling price (MMBtu)	14,830,000	18,120,000	15,480,000	—	48,430,000
Weighted average ceiling price ($/MMBtu)	$5.44	$6.09	$6.00	$—	$5.86
Total volume hedged with floor price (MMBtu)	19,780,000	18,120,000	15,480,000	—	53,380,000
Weighted average floor price ($/MMBtu)	$3.49	$3.38	$3.00	$—	$3.31
Oil basis swaps
Total volume hedged (Bbl)	2,200,000	2,252,000	—	—	4,452,000
Weighted average price ($/Bbl)	$1.40	$1.04	$—	$—	$1.22
Natural gas basis swaps
Total volume hedged (MMBtu)	900,000	—	—	—	900,000
Weighted average price ($/MMBtu)	$0.33	$—	$—	$—	$0.33
_______________________________________________________________________________

(1)	The oil derivatives are settled based on the month's average daily NYMEX price of West Texas Intermediate Light Sweet Crude Oil.

(2)
The natural gas derivatives are settled based on NYMEX natural gas futures, the Northern Natural Gas Co. demarcation price, the ANR Oklahoma index gas price, West Texas WAHA index gas price or the Panhandle Eastern Pipeline spot price of natural gas for the calculation period. The natural gas basis swap derivatives are settled based on the differential between the NYMEX natural gas futures and the West Texas WAHA index gas price.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. As of March 31, 2013, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net positions by the following amounts:

(in thousands)	10% Increase	10% Decrease
Commodity derivatives	$(72,587)	$40,614
Interest rate risk. Our senior secured credit facility bears interest at a floating rate, and as of March 31 2013, we had approximately $300.0 million in indebtedness outstanding on our senior secured credit facility. Our 2019 and 2022 senior unsecured notes bear fixed interest rates and we had $550.0 million (excluding the remaining premium of $1.7 million) and $500.0 million outstanding, respectively, as of March 31, 2013, as shown in the table below.

	Expected maturity date
(in millions except for interest rates)	2013	2014	2015	2016	2017	Thereafter	Total
2019 senior unsecured notes - fixed rate	$—	$—	$—	$—	$—	$550.0	$550.0
Average interest rate	—%	—%	—%	—%	—%	9.5%	9.5%
2022 senior unsecured notes - fixed rate	$—	$—	$—	$—	$—	$500.0	$500.0
Average interest rate	—%	—%	—%	—%	—%	7.375%	7.375%
Senior secured credit facility - variable rate	$—	$—	$—	$300.0	$—	$—	$300.0
Average interest rate	—%	—%	—%	2.25%	—%	—%	2.25%
Through interest rate derivative contracts, we have attempted to mitigate our exposure to changes in interest rates. We have entered into various fixed interest rate swaps and a cap agreement which hedge our exposure to interest rate variations on our senior secured credit facility. As of March 31, 2013, we had one interest rate swap and one interest rate cap outstanding for a notional amount of $100.0 million with fixed pay rates ranging from 1.11% to 3.00% and terms expiring in September 2013.
Counterparty and customer credit risk. Our principal exposures to credit risk are through receivables resulting from derivatives financial contracts (approximately $2.8 million as of March 31, 2013), joint interest receivables (approximately $27.4 million as of March 31, 2013) and the receivables from the sale of our oil and natural gas production (approximately $59.5 million as of March 31, 2013), which we market to energy marketing companies and refineries.
We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
We have entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of our derivative counterparties, who are each lenders in our senior secured credit facility. The terms of the ISDA Agreements provide us and the counterparties with rights of offset upon the occurrence of defined acts of default by either us or a counterparty to a derivative, whereby the party not in default may offset all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party.
Refer to Note H of our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional disclosures regarding credit risk and Note B.16 of such financial statements for additional disclosures regarding credit risk from related parties.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of Laredo’s management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo’s disclosure controls and procedures were effective as of March 31, 2013. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Laredo’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings

From time to time, we are subject to various legal proceedings arising in the ordinary course of business, including proceedings for which we have insurance coverage. While many of these matters involve inherent uncertainty, as of the date hereof, we are not party to any legal proceedings that we currently believe will have a material adverse effect on our business, financial position, results of operations or liquidity.

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2012 Annual Report. There have been no material changes in our risk factors from those described in the 2012 Annual Report. The risks described in the 2012 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares withheld(1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
January 1, 2013 - January 31, 2013	—	$—	—	—
February 1, 2013 - February 28, 2013	46,707	$18.46	—	—
March 1, 2013 - March 31, 2013	676	$19.23	—	—
______________________________________________________________________________

(1)	Represents shares that were withheld by us to satisfy employee tax withholding obligation that arose upon the lapse of restrictions on restricted stock.

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

3.2	Amended and Restated Bylaws of Laredo Petroleum Holdings, Inc. (incorporated by reference to Exhibit 3.2 of Laredo’s Current Report on Form 8-K (File No. 001-35380) filed on December 22, 2011).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Laredo’s Registration Statement on Form S-1/A (File No. 333-176439) filed on November 14, 2011).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.CAL**	XBRL Schema Document.

101.SCH**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.
______________________________________________________________________________
*        Filed herewith.
**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO PETROLEUM HOLDINGS, INC.

Date: May 9, 2013	By:	/s/ RANDY A. FOUTCH
Randy A. Foutch
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 9, 2013	By:	/s/ RICHARD C. BUTERBAUGH
Richard C. Buterbaugh
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Laredo Petroleum Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Laredo’s Current Report on Form 8-K (File No. 001-35380) filed on December 22, 2011).

3.2	Amended and Restated Bylaws of Laredo Petroleum Holdings, Inc. (incorporated by reference to Exhibit 3.2 of Laredo’s Current Report on Form 8-K (File No. 001-35380) filed on December 22, 2011).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Laredo’s Registration Statement on Form S-1/A (File No. 333-176439) filed on November 14, 2011).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.CAL**	XBRL Schema Document.

101.SCH**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.
______________________________________________________________________________
*        Filed herewith.
**      Furnished herewith.