Form 10-Q/A
period 2013-09-30
Laredo Petroleum Holdings, Inc.
filed 2013-11-07
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1
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

Explanatory Note
We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in its entirety Part 1, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 as originally filed with the Securities and Exchange Commission on November 7, 2013 (the “Original Form 10-Q”) in order to correctly state our Adjusted EBITDA, a non-GAAP financial measure. No other sections are affected by this Amendment No.1, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described above.

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
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report, under "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and under “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In light of such risks and uncertainties, we caution you not to place

iii

undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

iv

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
Our financial and operating performance for the three months ended September 30, 2013 included the following:

•	Oil and natural gas sales of approximately $170.8 million compared to approximately $143.8 million for the three months ended September 30, 2012;

•	Average daily production of 28,361 BOE/D compared to 30,835 BOE/D for the three months ended September 30, 2012; and

•	Adjusted EBITDA (a non-GAAP financial measure) of $119.6 million compared to $108.5 million for the three months ended September 30, 2012.
Our financial and operating performance for the nine months ended September 30, 2013 included the following:

•	Oil and natural gas sales of approximately $511.5 million compared to approximately $432.3 million for the nine months ended September 30, 2012;

•	Average daily production of 32,836 BOE/D compared to 30,075 BOE/D for the nine months ended September 30, 2012; and

•	Adjusted EBITDA (a non-GAAP financial measure) of $360.8 million compared to $331.8 million for the nine months ended September 30, 2012.
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
The following presents a reconciliation of net income (loss) for continuing and discontinued operations to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Net income (loss)	$12,543	$(7,384)	$49,764	$49,826
Plus:
Interest expense	24,929	24,423	76,221	60,781
Depreciation, depletion and amortization	55,982	63,925	187,346	176,145
Write-off of deferred loan costs	1,502	—	1,502	—
Bad debt expense	653	—	653	—
(Gain) loss on disposal of assets, net	(607)	1	(548)	9
Total (gain) loss on derivative financial instruments, net	9,838	24,156	2,732	(4,658)
Cash settlements of matured commodity derivative financial instruments, net	(3,975)	7,078	888	20,901
Cash settlements received for early terminations of derivative financial instruments, net	5,366	—	5,366	—
Premiums paid for derivative financial instruments that matured during the period(1)	(2,925)	(2,349)	(8,681)	(6,786)
Non-cash stock-based compensation	5,876	2,767	13,556	7,602
Income tax expense (benefit)	10,369	(4,154)	31,970	28,027
Adjusted EBITDA	$119,551	$108,463	$360,769	$331,847
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