Form 10-Q
period 2014-09-30
Laredo Petroleum, Inc.
filed 2014-11-06
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2014
 or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant’s common stock outstanding as of November 3, 2014: 143,685,200

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

•
the possible introduction of regulations that prohibit or restrict our ability to apply hydraulic fracturing to our oil and natural gas wells and to access and dispose of water used in these operations;

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

PART I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$55,760	$198,153
Accounts receivable, net	103,767	77,318
Derivatives	11,520	15,806
Deferred income taxes	1,255	3,634
Other current assets	18,159	12,698
Total current assets	190,461	307,609
Property and equipment:
Oil and natural gas properties, full cost method:
Proved properties	4,021,449	3,276,578
Unproved properties not being amortized	427,132	208,085
Midstream service assets	102,758	51,704
Other fixed assets	43,834	32,832
Total property and equipment	4,595,173	3,569,199
Less accumulated depletion, depreciation, amortization and impairment	(1,530,322)	(1,364,875)
Net property and equipment	3,064,851	2,204,324
Derivatives	5,327	79,726
Deferred loan costs, net	29,777	25,933
Investment in equity method investee	40,810	5,913
Other assets, net	1,683	255
Total assets	$3,332,909	$2,623,760
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$55,458	$16,002
Accrued payable - affiliates	2,670	3,489
Undistributed revenue and royalties	49,229	35,124
Accrued capital expenditures	140,273	116,328
Derivatives	4,454	10,795
Other current liabilities	66,090	72,231
Total current liabilities	318,174	253,969
Long-term debt	1,576,358	1,051,538
Derivatives	1,695	2,680
Deferred income taxes	49,425	16,293
Asset retirement obligations	26,432	21,478
Other noncurrent liabilities	6,130	5,546
Total liabilities	1,978,214	1,351,504
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, and 143,714,899 and 142,671,436 issued, at September 30, 2014 and December 31, 2013, respectively	1,437	1,427
Additional paid-in capital	1,301,943	1,283,809
Retained earnings (accumulated deficit)	51,315	(12,980)
Total stockholders’ equity	1,354,695	1,272,256
Total liabilities and stockholders’ equity	$3,332,909	$2,623,760

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Oil and natural gas sales	$199,490	$170,840	$555,576	$511,513
Midstream service revenue	751	—	1,019	328
Total revenues	200,241	170,840	556,595	511,841
Costs and expenses:
Lease operating expenses	25,165	19,565	67,129	64,192
Midstream service expense	1,225	1,090	3,596	2,569
Production and ad valorem taxes	12,550	11,723	38,160	32,890
Natural gas volume commitment - affiliates	675	305	1,779	444
General and administrative	27,078	24,405	84,284	64,534
Accretion of asset retirement obligations	442	350	1,279	1,154
Depletion, depreciation and amortization	63,942	55,982	166,605	186,719
Total costs and expenses	131,077	113,420	362,832	352,502
Operating income	69,164	57,420	193,763	159,339
Non-operating income (expense):
Gain (loss) on derivatives:
Commodity derivatives, net	92,790	(9,830)	(1,447)	(2,709)
Interest rate derivatives, net	—	(8)	—	(23)
Income (loss) from equity method investee	(61)	48	(86)	(65)
Interest expense	(30,549)	(24,929)	(90,192)	(76,221)
Interest and other income	33	59	310	86
Write-off of deferred loan costs	—	(1,502)	(124)	(1,502)
Gain (loss) on disposal of assets, net	(2,192)	607	(2,418)	548
Non-operating income (expense), net	60,021	(35,555)	(93,957)	(79,886)
Income from continuing operations before income taxes	129,185	21,865	99,806	79,453
Income tax expense:
Deferred	(45,778)	(10,048)	(35,511)	(31,205)
Total income tax expense	(45,778)	(10,048)	(35,511)	(31,205)
Income from continuing operations	83,407	11,817	64,295	48,248
Income from discontinued operations, net of tax	—	726	—	1,516
Net income	$83,407	$12,543	$64,295	$49,764
Net income per common share:
Basic:
Income from continuing operations	$0.59	$0.09	$0.46	$0.37
Income from discontinued operations, net of tax	—	—	—	0.01
Net income per share	$0.59	$0.09	$0.46	$0.38
Diluted:
Income from continuing operations	$0.58	$0.09	$0.45	$0.37
Income from discontinued operations, net of tax	—	—	—	0.01
Net income per share	$0.58	$0.09	$0.45	$0.38
Weighted-average common shares outstanding:
Basic	141,413	134,461	141,261	129,701
Diluted	143,813	136,460	143,583	131,589

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statement of stockholders’ equity
(in thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock (at cost)		Retained earnings (accumulated deficit)
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2013	142,671	$1,427	$1,283,809	—	$—	$(12,980)	$1,272,256
Restricted stock awards	1,209	12	(12)	—	—	—	—
Restricted stock forfeitures	(105)	(1)	1	—	—	—	—
Vested restricted stock exchanged for tax withholding	—	—	—	155	(4,075)	—	(4,075)
Retirement of treasury stock	(155)	(2)	(4,073)	(155)	4,075	—	—
Exercise of employee stock options	95	1	1,884	—	—	—	1,885
Stock-based compensation	—	—	20,334	—	—	—	20,334
Net income	—	—	—	—	—	64,295	64,295
Balance, September 30, 2014	143,715	$1,437	$1,301,943	—	$—	$51,315	$1,354,695

The accompanying notes are an integral part of this unaudited consolidated financial statement.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$64,295	$49,764
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	35,511	31,970
Depletion, depreciation and amortization	166,605	187,346
Bad debt expense	—	653
Non-cash stock-based compensation, net of amount capitalized	16,919	13,556
Accretion of asset retirement obligations	1,279	1,154
Mark-to-market on derivatives:
Loss on derivatives, net	1,447	2,732
Cash settlements (paid) received for matured derivatives, net	(1,320)	588
Cash settlements received for early terminations of derivatives, net	76,660	5,366
Change in net present value of deferred premiums paid for derivatives	170	384
Cash premiums paid for derivatives	(5,599)	(7,920)
Amortization of deferred loan costs	3,823	3,905
Write-off of deferred loan costs	124	1,502
Other	2,734	(662)
(Increase) decrease in accounts receivable	(26,449)	5,873
Increase in other assets	(8,656)	(1,383)
Increase (decrease) in accounts payable	39,456	(17,724)
Increase (decrease) in undistributed revenues and royalties	14,105	(5,780)
Decrease in other accrued liabilities	(7,908)	(1,406)
Increase in other noncurrent liabilities	2,373	570
Increase in fair value of performance unit awards	767	4,950
Net cash provided by operating activities	376,336	275,438
Cash flows from investing activities:
Capital expenditures:
Acquisition of oil and natural gas properties	(6,493)	(33,710)
Acquisition of mineral interests	(7,305)	—
Oil and natural gas properties	(925,121)	(538,395)
Midstream service assets	(45,263)	(15,394)
Other fixed assets	(13,612)	(13,874)
Investment in equity method investee	(37,581)	(3,287)
Proceeds from dispositions of capital assets, net of costs	1,627	429,702
Net cash used in investing activities	(1,033,748)	(174,958)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	75,000	230,000
Payments on Senior Secured Credit Facility	—	(395,000)
Issuance of January 2022 Notes	450,000	—
Proceeds from issuance of common stock, net of offering costs	—	298,104
Purchase of treasury stock	(4,075)	(1,478)
Proceeds from exercise of employee stock options	1,885	654
Payments for loan costs	(7,791)	(714)
Net cash provided by financing activities	515,019	131,566
Net (decrease) increase in cash and cash equivalents	(142,393)	232,046
Cash and cash equivalents, beginning of period	198,153	33,224
Cash and cash equivalents, end of period	$55,760	$265,270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

A—Organization
Laredo Petroleum, Inc. ("Laredo" and formerly known as Laredo Petroleum Holdings, Inc.), together with its subsidiary, Laredo Midstream Services, LLC ("Laredo Midstream"), is an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties primarily in the Permian Basin in West Texas. In these notes, the "Company," (i) when used in the present tense, prospectively or as of December 31, 2013, refers to Laredo and Laredo Midstream collectively and (ii) when used for historical periods prior to December 31, 2013, refers to Laredo and its subsidiaries, collectively. All amounts, dollars and percentages presented in these unaudited consolidated financial statements and the related notes are rounded and therefore approximate.
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
The accompanying consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2013 is derived from audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company’s financial position as of September 30, 2014, results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013.
Certain disclosures have been condensed or omitted from these unaudited consolidated financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Laredo’s Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report").
2.    Use of estimates in the preparation of interim unaudited consolidated financial statements
The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates are reasonable, actual results could differ. The interim results reflected in the unaudited consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

3.    Reclassifications
Certain amounts in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 2014 presentation. These reclassifications had no impact to previously reported net income, total stockholders' equity or cash flows.
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
Accounts receivable consist of the following components for the periods presented:

(in thousands)	September 30, 2014	December 31, 2013
Oil and natural gas sales	$72,449	$57,647
Joint operations, net(1)	27,164	16,629
Other	4,154	3,042
Total	$103,767	$77,318
______________________________________________________________________________

(1)	Accounts receivable for joint operations are presented net of an allowance for doubtful accounts of $0.7 million as of September 30, 2014 and December 31, 2013.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

7.    Property and equipment
The following table sets forth the Company’s property and equipment for the periods presented:

(in thousands)	September 30, 2014	December 31, 2013
Proved oil and natural gas properties	$4,021,449	$3,276,578
Less accumulated depletion and impairment	(1,509,417)	(1,349,315)
Proved oil and natural gas properties, net	2,512,032	1,927,263

Unproved properties not being amortized(1)	427,132	208,085

Midstream service assets	102,758	51,704
Less accumulated depreciation	(7,142)	(4,404)
Midstream service assets, net	95,616	47,300

Other fixed assets	43,834	32,832
Less accumulated depreciation and amortization	(13,763)	(11,156)
Other fixed assets, net	30,071	21,676

Total property and equipment, net	$3,064,851	$2,204,324
______________________________________________________________________________

(1)	The Company acquired significant leasehold interests during the three months ended September 30, 2014.
For the three months ended September 30, 2014 and 2013, depletion expense was $20.25 per barrel of oil equivalent ("BOE") sold and $20.83 per BOE sold, respectively. For the nine months ended September 30, 2014 and 2013, depletion expense was $19.83 per BOE sold and $20.36 per BOE sold, respectively.
8.    Deferred loan costs
Loan origination fees, which are stated at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the effective interest and straight-line methods. The Company capitalized $7.8 million of deferred loan costs during the nine months ended September 30, 2014 mainly as a result of the issuance of the January 2022 Notes (as defined below). The Company capitalized $0.7 million of deferred loan costs during the nine months ended September 30, 2013. The Company had total deferred loan costs of $29.8 million and $25.9 million, net of accumulated amortization of $18.1 million and $14.2 million, as of September 30, 2014 and December 31, 2013, respectively.
As a result of changes in the borrowing base of the Senior Secured Credit Facility due to the issuance of the January 2022 Notes, the Company wrote-off $0.1 million in deferred loan costs during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, $1.5 million of deferred loan costs were written-off as a result of changes in the borrowing base of the Senior Secured Credit Facility due to the Anadarko Basin Sale. See Note D.5 and C.3 for definition of and information regarding the Senior Secured Credit Facility and the Anadarko Basin Sale, respectively.
Future amortization expense of deferred loan costs as of September 30, 2014 is as follows:

(in thousands)
Remaining 2014	$1,316
2015	5,295
2016	5,361
2017	5,432
2018	5,222
Thereafter	7,151
Total	$29,777

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

9.    Other current assets and liabilities
Other current assets consist of the following components for the periods presented:

(in thousands)	September 30, 2014	December 31, 2013
Materials and supplies inventory	$10,787	$9,633
Prepaid expenses	7,372	3,065
Total other current assets	$18,159	$12,698
Other current liabilities consist of the following components for the periods presented:

(in thousands)	September 30, 2014	December 31, 2013
Accrued interest payable	$27,525	$25,885
Accrued compensation and benefits	14,444	16,711
Lease operating expense payable	11,263	10,637
Asset retirement obligations	838	265
Other accrued liabilities	12,020	18,733
Total other current liabilities	$66,090	$72,231
10.    Asset retirement obligations
Asset retirement obligations associated with the retirement of tangible long-lived assets are recognized as a liability in the period in which they are incurred and become determinable. The associated asset retirement costs are part of the carrying amount of the long-lived asset. Subsequently, the asset retirement cost included in the carrying amount of the related long-lived asset is charged to expense through depletion, or for midstream asset retirement cost through depreciation, of the associated asset. Changes in the liability due to the passage of time are recognized as an increase in the carrying amount of the liability and as corresponding accretion expense.
The fair value of additions to the asset retirement obligation liability is measured using valuation techniques consistent with the income approach, which converts future cash flows into a single discounted amount. Significant inputs to the valuation include: (i) estimated plug and abandonment cost per well based on Company experience, (ii) estimated remaining life per well based on the reserve life per well, (iii) estimated remaining life of midstream assets, (iv) estimated removal and/or remediation costs for midstream assets, (v) future inflation factors and (vi) the Company's average credit adjusted risk-free rate. Inherent in the fair value calculation of asset retirement obligations are numerous assumptions and judgments including, in addition to those noted above, the ultimate settlement of these amounts, the ultimate timing of such settlement and changes in legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing asset retirement obligation liability, a corresponding adjustment will be made to the asset balance.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following reconciles the Company’s asset retirement obligation liability for continuing and discontinued operations for the periods presented:

(in thousands)	Nine months ended September 30, 2014	Year ended December 31, 2013
Liability at beginning of period	$21,743	$21,505
Liabilities added due to acquisitions, drilling, midstream asset construction and other	4,665	2,709
Accretion expense	1,279	1,475
Liabilities settled upon plugging and abandonment	(519)	(226)
Liabilities removed due to Anadarko Basin Sale	—	(7,801)
Revision of estimates	102	4,081
Liability at end of period	$27,270	$21,743
11.    Fair value measurements
The carrying amounts reported in the unaudited consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, undistributed revenue and royalties and other accrued assets and liabilities approximate their fair values. See Note D for fair value disclosures related to the Company’s debt obligations. The Company carries its derivatives at fair value. See Note G and Note H for details regarding the fair value of the Company’s derivatives.
12.    Compensation awards
Stock-based compensation expense is recognized in "General and administrative" in the Company’s unaudited consolidated statements of operations over the awards’ vesting periods and is based on their grant date fair value. The Company utilizes the closing stock price on the date of grant, less an expected forfeiture rate, to determine the fair value of service vesting restricted stock awards and a Black-Scholes pricing model to determine the fair values of service vesting restricted stock option awards. The Company utilizes a Monte Carlo simulation prepared by an independent third party to determine the fair values of the performance share awards and performance unit awards. On January 1, 2014, the Company began capitalizing a portion of stock-based compensation for employees who are directly involved in the acquisition and exploration of its oil and gas properties into the full-cost pool. Capitalized stock-based compensation is included as an addition to "Oil and natural gas properties" in the unaudited consolidated balance sheets. See Note E for further discussion regarding the restricted stock awards, restricted stock option awards, performance share awards and performance unit awards.
13.    Environmental
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. All environmental expenditures, including expenditures that relate to an existing condition caused by past operations and that have no future economic benefits, are expensed in the period in which they occur. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Management believes no materially significant liabilities of this nature existed as of September 30, 2014 or December 31, 2013.
14.    Supplemental cash flow disclosure information and non-cash investing and financing information
The following table summarizes the supplemental disclosure of cash flow information for the periods presented:

	Nine months ended September 30,
(in thousands)	2014	2013
Cash paid for interest, net of $51 and $255 of capitalized interest, respectively	$85,041	$74,932

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following presents the supplemental disclosure of non-cash investing and financing information for the periods presented:

	Nine months ended September 30,
(in thousands)	2014	2013
Change in accrued capital expenditures	$23,945	$(41,001)
Capitalized asset retirement cost	$4,767	$1,978
Capitalized stock-based compensation	$3,415	$—
Equity issued in connection with acquisition	$—	$3,029
C—Acquisitions and divestiture
1.    2014 acquisition of leasehold interests
During the three months ended September 30, 2014, the Company completed a material acquisition of leasehold interests in the Midland Basin, primarily within the Company's core development area. The acquisition was accounted for as an acquisition of assets.
2.    2014 acquisition of mineral interests
On February 25, 2014, the Company completed the acquisition of the mineral interests underlying 278 net acres in Glasscock County, Texas in the Permian Basin for $7.3 million. These mineral interests entitle the Company to receive royalty interests on all production from this acreage with no additional future capital or operating expenses required. As such, the acquisition was accounted for as an acquisition of assets.
3.    2014 acquisitions of proved and unproved oil and natural gas properties
The Company accounts for acquisitions of proved and unproved oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions are expensed as incurred.
The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair values of proved and unproved oil and natural gas properties. The fair values of these properties are measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) reserves, (ii) future operating and development costs, (iii) future commodity prices and (iv) a market-based weighted average cost of capital rate. The market-based weighted average cost of capital rate is subject to additional project-specific risk factors. To compensate for the inherent risk of estimating the value of the unproved properties, the discounted future net revenues of probable and possible reserves are reduced by additional risk-weighting factors.
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
4.    2013 divestiture of Anadarko assets
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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
The following table presents revenues and operating expenses of the oil and natural gas properties that are a component of the Anadarko Basin Sale included in the accompanying unaudited consolidated statements of operations for the periods presented:

(in thousands)	Three months ended September 30, 2013	Nine months ended September 30, 2013
Revenues	$11,429	$61,166
Expenses(1)	9,283	50,120
_________________________________________________________________________

(1)	Expenses include lease operating expense, production and ad valorem tax expense, accretion expense and depletion, depreciation and amortization expense.
For the three and nine months ended September 30, 2013, the results of operations of the associated pipeline assets and various other related property and equipment ("Pipeline Assets") are presented as results of discontinued operations, net of tax in these unaudited consolidated financial statements. As a result of the sale of the Pipeline Assets, a gain of $3.2 million was recognized in the consolidated statements of operations for the three and nine months ended September 30, 2013 in the line item "Gain (loss) on disposal of assets, net."
The following represents operating results from discontinued operations for the periods presented:

(in thousands)	Three months ended September 30, 2013	Nine months ended September 30, 2013
Revenues:
Midstream service revenue	$761	$4,071
Total revenues from discontinued operations	761	4,071
Cost and expenses:
Midstream service expense, net	(286)	1,163
Depletion, depreciation and amortization	—	627
Total costs and expenses from discontinued operations	(286)	1,790
Income from discontinued operations before income tax	1,047	2,281
Income tax expense	(321)	(765)
Income from discontinued operations	$726	$1,516
D—Debt
1.    Interest expense
The following amounts have been incurred and charged to interest expense for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Cash payments for interest	$38,952	$26,627	$85,092	$75,187
Amortization of deferred loan costs and other adjustments	1,188	2,736	3,511	5,360
Change in accrued interest	(9,540)	(4,391)	1,640	(4,071)
Interest costs incurred	30,600	24,972	90,243	76,476
Less capitalized interest	(51)	(43)	(51)	(255)
Total interest expense	$30,549	$24,929	$90,192	$76,221
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

15 and July 15 of each year, commencing July 15, 2014. The January 2022 Notes are guaranteed on a senior unsecured basis by Laredo Midstream and certain of the Company’s future restricted subsidiaries.
The January 2022 Notes were issued pursuant to the Indenture in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The January 2022 Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The Company received net proceeds of $442.2 million from the offering, after deducting the initial purchasers’ discount and the estimated outstanding offering expenses. The Company used the net proceeds of the offering for general working capital purposes.
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
5.    Senior Secured Credit Facility
As of September 30, 2014, the Fourth Amended and Restated Credit Agreement (as amended, the "Senior Secured Credit Facility"), which matures on November 4, 2018, had a borrowing base of $1.0 billion and an aggregate elected commitment of $825.0 million with $75.0 million outstanding and was subject to an interest rate of 1.69%. It contains both financial and non-financial covenants, all of which the Company was in compliance with as of September 30, 2014. Laredo is required to pay an annual commitment fee on the unused portion of the financial institutions' commitment of 0.375% to 0.5%, based on the ratio of outstanding revolving credit to the total commitment under the Senior Secured Credit Facility. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $20.0 million.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Subsequent to September 30, 2014, the Company made additional borrowings on the Senior Secured Credit Facility and the borrowing base and the aggregate elected commitment amounts were increased. See Note O.1 for additional information.
6.    Fair value of debt
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amount and fair values of the Company’s debt instruments for the periods presented:

	September 30, 2014		December 31, 2013
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
2019 Notes(1)	$551,358	$585,750	$551,538	$615,313
January 2022 Notes	450,000	444,150	—	—
May 2022 Notes	500,000	526,245	500,000	549,375
Senior Secured Credit Facility	75,000	75,046	—	—
Total value of debt	$1,576,358	$1,631,191	$1,051,538	$1,164,688
______________________________________________________________________________

(1)	The carrying value of the 2019 Notes includes the October Notes unamortized bond premium of $1.4 million and $1.5 million as of September 30, 2014 and December 31, 2013, respectively.
The fair values of the debt outstanding on the 2019 Notes, the January 2022 Notes and the May 2022 Notes were determined using the September 30, 2014 and December 31, 2013 quoted market price (Level 1) for each respective instrument. The fair value of the outstanding debt on the Senior Secured Credit Facility as of September 30, 2014 was estimated utilizing pricing models for similar instruments (Level 2). See Note H for information about fair value hierarchy levels.
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
1.    Restricted stock awards
All restricted stock awards are treated as issued and outstanding in the accompanying unaudited consolidated financial statements. Per the award agreement terms, if an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. If the employee's termination of employment is by reason of death or disability, all of the holder's restricted stock will automatically vest. Restricted stock awards granted to officers and employees vest in a variety of vesting schedules including (i) 20% at the grant date and then 20% annually thereafter, (ii) 33%, 33% and 34% per year beginning on the first anniversary date of the grant, (iii) 50% in year two and 50% in year three, (iv) fully on the first anniversary date of the grant and (v) fully on the third anniversary date of the grant. Restricted stock awards granted to non-employee directors vest fully on the first anniversary date of the grant.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects the outstanding restricted stock awards for the nine months ended September 30, 2014:

(in thousands, except for weighted-average grant date fair values)	Restricted stock awards	Weighted-average grant date fair value (per award)
Outstanding at December 31, 2013	1,799	$19.17
Granted	1,209	$25.81
Forfeited	(105)	$22.54
Vested(1)	(635)	$18.90
Outstanding at September 30, 2014	2,268	$22.65
______________________________________________________________________________

(1)
The vesting of certain restricted stock awards could result in federal and state income tax expense or benefit related to the difference between the market price of the common stock at the date of vesting and the date of grant. See Note F for additional discussion regarding the tax impact of vested restricted stock awards.

The Company utilizes the closing stock price on the date of grant to determine the fair value of service vesting restricted stock awards. As of September 30, 2014, unrecognized stock-based compensation related to the restricted stock awards was $33.8 million. Such cost is expected to be recognized over a weighted-average period of 1.7 years.
2.    Restricted stock option awards
Restricted stock option awards granted under the LTIP vest and are exercisable in four equal installments on each of the four anniversaries of the date of the grant. The following table reflects the stock option award activity for the nine months ended September 30, 2014:

(in thousands, except for weighted-average exercise price and contractual term)	Restricted stock option awards	Weighted-average exercise price (per option)	Weighted-average remaining contractual term (years)
Outstanding at December 31, 2013	1,229	$19.32	8.82
Granted	336	$25.60	9.41
Exercised(1)	(95)	$19.93	7.98
Expired or canceled	—	$—	—
Forfeited	(47)	$19.70	—
Outstanding at September 30, 2014	1,423	$20.75	8.40
Vested and exercisable at end of period(2)	352	$20.38	7.91
Vested, exercisable, and expected to vest at end of period(3)	1,390	$20.75	8.40
_____________________________________________________________________________

(1)
The exercise of stock option awards could result in federal and state income tax expense or benefit related to the difference between the fair value of the stock option award at the date of grant and the intrinsic value of the stock option award when exercised. See Note F for additional discussion regarding the tax impact of exercised stock option awards.

(2)	The aggregate intrinsic value of vested and exercisable options at September 30, 2014 was $1.0 million.

(3)	The aggregate intrinsic value of vested, exercisable and expected to vest options at September 30, 2014 was $3.9 million.
The Company utilizes the Black-Scholes option pricing model to determine the fair values of restricted stock option awards and is recognizing the associated expense on a straight-line basis over the four-year requisite service period of the awards. Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock option awards will be outstanding prior to exercise and the associated volatility. As of September 30, 2014, unrecognized stock-based compensation related to the restricted option awards was $9.4 million. Such cost is expected to be recognized over a weighted-average period of 2.56 years.

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
The Performance Share Awards have a performance period of January 1, 2014 to December 31, 2016 and any shares earned under such awards are expected to be issued in the first quarter of 2017 if the performance criteria is met. During the nine months ended September 30, 2014, 271,667 performance shares were awarded and all remain outstanding at September 30, 2014. As of September 30, 2014, unrecognized stock-based compensation related to the Performance Share Awards was $6.0 million. Such cost is expected to be recognized over a weighted-average period of 2.41 years.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The assumptions used to estimate the fair value of the Performance Share Awards are as follows:

Risk-free rate(1)	0.63%
Dividend yield	—%
Expected volatility(2)	38.21%
Laredo stock closing price as of February 27, 2014	$25.60
Fair value per performance share	$28.56
______________________________________________________________________________

(1)	The risk-free rate was derived using a zero-coupon yield derived from the Treasury Constant Maturities yield curve on the grant date.

(2)	The Company utilized a peer historical look-back, weighted with the Company's own volatility, to develop the expected volatility.
4.    Stock-based compensation award expense
The following has been recorded to stock-based compensation expense for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Restricted stock award compensation	$5,880	$4,707	$16,122	$11,105
Restricted stock option award compensation	931	1,169	2,736	2,451
Restricted performance share award compensation	631	—	1,476	—
Total stock-based compensation	7,442	5,876	20,334	13,556
Less amounts capitalized in oil and natural gas properties	(1,248)	—	(3,415)	—
Net stock-based compensation expense	$6,194	$5,876	$16,919	$13,556
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
The 44,481 outstanding 2013 Performance Unit Awards have a performance period of January 1, 2013 to December 31, 2015 and are expected to be paid in the first quarter of 2016 if the performance criteria are met. The 27,381 outstanding 2012 Performance Unit Awards have a performance period of January 1, 2012 to December 31, 2014 and are expected to be paid in the first quarter of 2015 if the performance criteria are met.
Compensation expense for the 2012 Performance Unit Awards and the 2013 Performance Unit Awards is recognized in "General and administrative" in the Company’s unaudited consolidated statements of operations, and the corresponding liabilities are included in "Other current liabilities" and "Other noncurrent liabilities" in the unaudited consolidated balance sheets. Due to the quarterly re-measurement of the fair value of these awards as of September 30, 2014, compensation expense for the three months ended September 30, 2014 was a reversal of $0.4 million. Compensation expense related to these awards amounted to $2.8 million in the three months ended September 30, 2013, and $0.8 million and $5.0 million in the nine months ended September 30, 2014 and 2013, respectively.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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
The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company has no unrecognized tax benefits related to uncertain tax positions in the consolidated financial statements at September 30, 2014 or December 31, 2013.
The Company is subject to corporate income taxes and the Texas franchise tax. Income tax expense attributable to income from continuing operations for the periods presented consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Current taxes	$—	$—	$—	$—
Deferred taxes	(45,778)	(10,048)	(35,511)	(31,205)
Income tax expense	$(45,778)	$(10,048)	$(35,511)	$(31,205)
The following presents the comprehensive provision for income taxes for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Comprehensive provision for income taxes allocable to:
Continuing operations	$(45,778)	$(10,048)	$(35,511)	$(31,205)
Discontinued operations	—	(321)	—	(765)
Comprehensive provision for income taxes	$(45,778)	$(10,369)	$(35,511)	$(31,970)
Income tax expense attributable to income from continuing operations before income taxes differed from amounts computed by applying the applicable federal income tax rate of 35% for the three and nine months ended September 30, 2014 and 34% for the three and nine months ended September 30, 2013 to pre-tax earnings as a result of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Income tax expense computed by applying the statutory rate	$(45,215)	$(7,434)	$(34,932)	$(27,014)
State income tax, net of federal tax benefit and increase in valuation allowance	247	(2,651)	1,881	(3,223)
Non-deductible stock-based compensation	(152)	(156)	(391)	(495)
Stock-based compensation tax deficiency	(4)	(72)	(160)	(483)
Change in deferred tax valuation allowance	(22)	(20)	(1,134)	(49)
Other items	(632)	285	(775)	59
Income tax expense	$(45,778)	$(10,048)	$(35,511)	$(31,205)

The effective tax rate on income from continuing operations before income taxes was 35% and 46% for the three months ended September 30, 2014 and 2013, respectively, and 36% and 39% for the nine months ended September 30, 2014 and 2013, respectively. The Company's effective tax rate is affected by recurring permanent differences and by discrete items that may occur in any given year, but are not consistent from year to year.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The impact of significant discrete items is separately recognized in the quarter in which they occur. The vesting of certain restricted stock awards could result in federal and state income tax expense or benefits related to the difference between the market price of the common stock at the date of vesting and the date of grant. The exercise of stock option awards could result in federal and state income tax expense or benefits related to the difference between the fair value of the stock option at the date of grant and the intrinsic value of the stock option when exercised. The tax impact resulting from vestings of restricted stock awards and exercise of option awards are discrete items. During the three and nine months ended September 30, 2014 and 2013, certain shares related to restricted stock awards vested at times when the Company's stock price was lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. During the three and nine months ended September 30, 2014, certain restricted stock options were exercised. The income tax deduction related to the intrinsic value of the options was less than the expense previously recognized for book purposes. In accordance with GAAP, such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, the Company has not previously recognized any windfall tax benefits. Therefore, such shortfalls are included in income tax expense attributable to continuing operations.
The following table presents the tax impact of these shortfalls for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Vesting of restricted stock	$4	$2	$5	$427
Exercise of restricted stock options	1	72	158	72
Tax impact of shortfalls	$5	$74	$163	$499
The Company filed its 2013 federal and Oklahoma income tax returns during the three months ended September 30, 2014. As a result, the Company recognized an aggregate expense from tax return related items, which is a discrete item, of $0.6 million for each of the three and nine month periods ending September 30, 2014, which is included in income tax expense attributable to continuing operations for these respective periods. The tax expense impact of the prior-year return to provision true-up was $2.4 million for each of the three and nine month periods ended September 30, 2013.
Significant components of the Company’s deferred tax liabilities for the periods presented are as follows:

(in thousands)	September 30, 2014	December 31, 2013
Net operating loss carry-forward	$337,933	$284,890
Oil and natural gas properties and equipment	(396,802)	(278,735)
Derivatives	(4,054)	(30,859)
Stock-based compensation	9,624	6,578
Accrued bonus	3,133	3,740
Capitalized interest	2,705	2,099
Other	586	(240)
Gross deferred tax liability	(46,875)	(12,527)
Valuation allowance	(1,295)	(132)
Net deferred tax liability	$(48,170)	$(12,659)
Net deferred tax assets and liabilities were classified in the unaudited consolidated balance sheets as follows for the periods presented:

(in thousands)	September 30, 2014	December 31, 2013
Deferred tax asset	$1,255	$3,634
Deferred tax liability	(49,425)	(16,293)
Net deferred tax liability	$(48,170)	$(12,659)
The Company had federal net operating loss carry-forwards totaling $956.8 million and state of Oklahoma net operating loss carry-forwards totaling $120.5 million as of September 30, 2014. These carry-forwards begin expiring in 2026. As of September 30, 2014, the Company believes the federal and the state of Oklahoma net operating loss carry-forwards are fully realizable. The Company considered all available evidence, both positive and negative in determining whether, based on the weight of that evidence, a valuation allowance was needed on either the federal or the Oklahoma net operating loss carry-forwards. Such consideration included estimated future projected earnings based on existing reserves and projected future cash

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

flows from its oil and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of September 30, 2014, the Company’s ability to capitalize intangible drilling costs, rather than expensing these costs in order to prevent an operating loss carry-forward from expiring unused, and future projections of Oklahoma sourced income.

The Company's federal and state operating loss carry-forwards include windfall tax deductions from vestings of certain restricted stock awards and stock option exercises that were not recorded in the Company's income tax provision. The amount of windfall tax benefit recognized in additional paid-in capital is limited to the amount of benefit realized currently in income taxes payable. As of September 30, 2014, the Company had suspended additional paid-in capital credits of $4.5 million related to windfall tax deductions. Upon realization of the net operating loss carry-forwards from such windfall tax deductions, the Company would record a benefit of up to $4.5 million in additional paid-in capital.
The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2014, a full valuation allowance of $1.3 million was recorded against the deferred tax asset related to the Company’s charitable contribution carry-forward of $3.6 million.
The Company's income tax returns for the years 2011 through 2013 remain open and subject to examination by federal tax authorities and/or the tax authorities in Oklahoma, Texas and Louisiana which are the jurisdictions where the Company has or had operations. Additionally, the statute of limitations for examination of federal net operating loss carry-forwards typically does not begin to run until the year the attribute is utilized in a tax return. The Company's 2011 federal income tax return is currently under examination.
G—Derivatives

1.    Commodity derivatives

The Company engages in derivative transactions such as collars, swaps, puts and basis swaps to hedge price risks due to unfavorable changes in oil and natural gas prices related to its oil and natural gas production. As of September 30, 2014, the Company had 53 open derivative contracts with financial institutions which extend from October 2014 to December 2017. None of these contracts were designated as hedges for accounting purposes. The contracts are recorded at fair value on the balance sheet and gains and losses are recognized in current period earnings. Gains and losses on derivatives are reported on the unaudited consolidated statements of operations in the respective "Gain (loss) on derivatives" amounts.
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
The oil basis swap transaction has an established fixed basis differential. The Company's oil basis swap differential is between the West Texas Intermediate Argus Midland ("Argus Midland") index crude oil price and the West Texas Intermediate Argus Cushing ("Argus Cushing") index crude oil price. When the Argus Cushing price less the fixed basis differential is greater than the actual Argus Midland price, the difference multiplied by the hedged contract volume is paid to the Company by the counterparty. When the Argus Cushing price less the fixed basis differential is less than the actual Argus Midland price, the difference multiplied by the hedged contract volume is paid by the Company to the counterparty.
During the first quarter of 2014, the Company unwound a physical commodity contract and the associated oil basis swap financial derivative contract which hedged the differential between the Light Louisiana Sweet Argus and the Brent International Petroleum Exchange index oil prices. Prior to its unwind, the physical commodity contract qualified to be scoped

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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
During the nine months ended September 30, 2014, the Company entered into additional commodity contracts to hedge a portion of its estimated future production. The following table summarizes information about these additional commodity derivative contracts:

	Aggregate volumes	Swap price	Floor price	Ceiling price	Contract period
Oil (volumes in Bbl):
Swap	288,000	$103.56	$—	$—	July 2014	-	December 2014
Swap	672,000	$96.56	$—	$—	January 2015	-	December 2015
Price collars	696,000	$—	$80.00	$100.20	January 2016	-	December 2016
Swap	640,500	$84.85	$—	$—	January 2016	-	December 2016
Swap	933,300	$84.80	$—	$—	January 2016	-	December 2016
Price collars	2,263,000	$—	$80.00	$100.00	January 2017	-	December 2017
Natural gas (volumes in MMBtu):
Swaps	5,508,000	$4.32	$—	$—	March 2014	-	December 2014
Price collar	3,797,500	$—	$4.00	$5.50	May 2014	-	December 2014
Price collar	20,440,000	$—	$3.00	$5.95	January 2015	-	December 2015
Price collar	18,666,000	$—	$3.00	$5.60	January 2016	-	December 2016

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table summarizes open positions as of September 30, 2014, and represents, as of such date, derivatives in place through December 2017 on annual production volumes:

	Remaining Year 2014	Year 2015	Year 2016	Year 2017
Oil positions:(1)
Puts:
Hedged volume (Bbl)	135,000	456,000	—	—
Weighted-average price ($/Bbl)	$75.00	$75.00	$—	$—
Swaps:
Hedged volume (Bbl)	685,999	672,000	1,573,800	—
Weighted-average price ($/Bbl)	$96.35	$96.56	$84.82	$—
Collars:
Hedged volume (Bbl)	736,500	6,557,020	2,556,000	2,263,000
Weighted-average floor price ($/Bbl)	$86.42	$79.81	$80.00	$80.00
Weighted-average ceiling price ($/Bbl)	$104.89	$95.40	$93.77	$100.00
Basis swap:(2)
Hedged volume (Bbl)	552,000	—	—	—
Weighted-average price ($/Bbl)	$(1.00)	$—	$—	$—
Natural gas positions:(3)
Swaps:
Hedged volume (MMBtu)	1,656,000	—	—	—
Weighted-average price ($/MMBtu)	$4.32	$—	$—	$—
Collars:
Hedged volume (MMBtu)	3,826,000	28,600,000	18,666,000	—
Weighted-average floor price ($/MMBtu)	$3.37	$3.00	$3.00	$—
Weighted-average ceiling price ($/MMBtu)	$5.50	$5.96	$5.60	$—
_______________________________________________________________________________

(1)
Oil derivatives are settled based on the average of the daily settlement prices for the First Nearby Month of the West Texas Intermediate NYMEX Light Sweet Crude Oil Futures Contract for each NYMEX Trading Day during each month.

(2)	The associated oil basis swap is settled on the differential between the Argus Midland and the Argus Cushing index oil prices.

(3)	Natural gas derivatives are settled based on the Inside FERC index price for West Texas Waha for the calculation period.
The following represents cash settlements received (paid) for matured derivatives for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Commodity derivatives received (paid)	$4,531	$(3,975)	$(1,320)	$888
Interest rate derivatives paid	—	(94)	—	(300)
Cash settlements received (paid) for matured derivatives, net	$4,531	$(4,069)	$(1,320)	$588

2.    Interest rate derivatives
The Company is exposed to market risk for changes in interest rates related to any drawn amount on its Senior Secured Credit Facility. In prior periods, interest rate derivative agreements were used to manage a portion of the exposure related to changing interest rates by converting floating-rate debt to fixed-rate debt. If the London Interbank Offered Rate ("LIBOR") was lower than the fixed rate in the contract, the Company was required to pay the counterparties the difference, and conversely, the counterparties were required to pay the Company if LIBOR was higher than the fixed rate in the contract. The Company did not designate the interest rate derivatives as cash flow hedges; therefore, the changes in fair value of these instruments were recorded in current earnings. The Company had one interest rate swap and one interest rate cap outstanding for a notional

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

amount of $100.0 million with fixed pay rates of 1.11% and 3.00%, respectively, until their expiration in September 2013. No interest rate derivatives were in place during the period ended September 30, 2014.
3.    Balance sheet presentation
The Company’s oil and natural gas commodity derivatives are presented on a net basis in "Derivatives" on the unaudited consolidated balance sheets.
The following summarizes the fair value of derivatives outstanding on a gross basis as of September 30, 2014 and December 31, 2013, respectively:

(in thousands)	September 30, 2014	December 31, 2013
Assets:
Commodity derivatives:
Oil derivatives	$25,988	$140,496
Natural gas derivatives	1,930	657
Total assets	$27,918	$141,153

Liabilities:
Commodity derivatives:
Oil derivatives(1)	$16,081	$56,818
Natural gas derivatives(2)	1,139	2,278
Total liabilities	$17,220	$59,096

Net derivative position	$10,698	$82,057
______________________________________________________________________________

(1)	The oil derivatives fair value includes a deferred premium liability of $10.1 million and $11.1 million as of September 30, 2014 and December 31, 2013, respectively.

(2)	The natural gas derivatives fair value includes a deferred premium liability of $1.0 million and $1.6 million as of September 30, 2014 and December 31, 2013, respectively.
By using derivatives to hedge exposures to changes in commodity prices and interest rates, the Company exposes itself to credit risk and market risk. Market risk is the exposure to changes in the market price of oil and natural gas, which are subject to fluctuations from a variety of factors, including changes in supply and demand. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, thereby creating credit risk. The Company’s counterparties are or originally were participants in the Senior Secured Credit Facility which is secured by the Company’s oil and natural gas reserves; therefore, the Company is not required to post any collateral. The Company does not require collateral from its counterparties. The Company minimizes the credit risk in derivatives by: (i) limiting its exposure to any single counterparty, (ii) entering into derivatives only with counterparties that are also lenders in the Senior Secured Credit Facility and meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard, and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity and interest rate derivatives are subject to counterparty netting under agreements governing such derivatives and, therefore, the risk of such loss is somewhat mitigated as of September 30, 2014.
H—Fair value measurements
The Company accounts for its oil and natural gas commodity derivatives and, in prior periods, its interest rate derivatives, at fair value. The fair value of derivatives is determined utilizing pricing models for similar instruments. The models use a variety of techniques to arrive at fair value, including quotes and pricing analysis. Inputs to the pricing models include publicly available prices and forward curves generated from a compilation of data gathered from third parties.
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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company conducts a review of fair value hierarchy classifications on an annual basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Transfers between fair value hierarchy levels are recognized and reported in the period in which the transfer occurred. No transfers between fair value hierarchy levels occurred during the nine months ended September 30, 2014 or 2013.
1. Fair value measurement on a recurring basis
The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis for the periods presented:

(in thousands)	Level 1	Level 2	Level 3	Total fair value
As of September 30, 2014:
Commodity derivatives	$—	$21,753	$—	$21,753
Deferred premiums	—	—	(11,055)	(11,055)
Total	$—	$21,753	$(11,055)	$10,698

(in thousands)	Level 1	Level 2	Level 3	Total fair value
As of December 31, 2013:
Commodity derivatives	$—	$94,741	$—	$94,741
Deferred premiums	—	—	(12,684)	(12,684)
Total	$—	$94,741	$(12,684)	$82,057
These items are included in "Derivatives" on the unaudited consolidated balance sheets. Significant Level 2 assumptions associated with the calculation of discounted cash flows used in the mark-to-market analysis of commodity derivatives include each derivative contract's corresponding commodity index price, appropriate risk-adjusted discount rates and other relevant data. Significant Level 2 assumptions associated with the calculation of discounted cash flows used in the mark-to-market analysis of interest rate swaps held in prior periods included the interest rate curves, appropriate risk adjusted discount rates and other relevant data.
The Company’s deferred premiums associated with its commodity derivative contracts are categorized as Level 3, as the Company utilizes a net present value calculation to determine the valuation. They are considered to be measured on a recurring basis as the derivative contracts they derive from are measured on a recurring basis. As commodity derivative contracts containing deferred premiums are entered into, the Company discounts the associated deferred premium to its net present value at the contract trade date, using the Senior Secured Credit Facility rate at the trade date (historical input rates range from 1.69% to 3.56%), and then records the change in net present value to interest expense over the period from trade until the final settlement date at the end of the contract. After this initial valuation, the net present value of each deferred

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

premium is not adjusted; therefore, significant increases (decreases) in the Senior Secured Credit Facility rate would result in a significantly lower (higher) fair value measurement for each new contract entered into which contained a deferred premium; however, the valuation for the deferred premiums already recorded would remain unaffected. While the Company believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates; therefore, on a quarterly basis, the valuation is compared to counterparty valuations and a third-party valuation of the deferred premiums for reasonableness.
The following table presents actual cash payments required for deferred premium contracts in place as of September 30, 2014, and for the calendar years following:

(in thousands)
Remaining 2014	$1,820
2015	5,166
2016	358
2017	3,651
2018	339
Total	$11,334
A summary of the changes in assets classified as Level 3 measurements for the periods presented are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Balance of Level 3 at beginning of period	$(9,025)	$(19,742)	$(12,684)	$(24,709)
Change in net present value of deferred premiums for derivatives	(50)	(102)	(170)	(384)
Total purchases and settlements:
Purchases	(3,800)	—	(3,800)	—
Settlements(1)	1,820	4,881	5,599	10,130
Balance of Level 3 at end of period	$(11,055)	$(14,963)	$(11,055)	$(14,963)
______________________________________________________________________________

(1)
The settlement amounts for each of the three and nine months ended September 30, 2013 include $2.2 million in deferred premiums, which were settled net with the early terminated contracts from which they derive. There were no comparable amounts during the three or nine months ended September 30, 2014.

2. Fair value measurement on a nonrecurring basis
The Company accounts for the impairment of long-lived assets, if any, at fair value on a nonrecurring basis. For purposes of fair value measurement, it was determined that the impairment of long-lived assets is classified as Level 3, based on the use of internally developed cash-flow models. No impairments of long-lived assets were recorded in the nine months ended September 30, 2014 or 2013.
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
I—Credit risk
The Company’s oil and natural gas sales are made to a variety of purchasers, including intrastate and interstate pipelines or their marketing affiliates and independent marketing companies. The Company’s joint operations accounts receivable are from a number of oil and natural gas companies, partnerships, individuals and others who own interests in the oil and gas properties operated by the Company. Management believes that any credit risk imposed by a concentration in the oil and natural gas industry is offset by the creditworthiness of the Company’s customer base and industry partners. The Company routinely assesses the recoverability of all material trade and other receivables to determine collectability.
The Company uses derivatives to hedge its exposure to oil and natural gas price volatility and, in the past, its exposure to interest rate risk associated with the Senior Secured Credit Facility. These transactions expose the Company to potential

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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

2.    Drilling contracts

The Company has committed to drilling contracts with various third parties in order to complete its various drilling projects. The contracts contain early termination clauses that require the Company to pay potentially significant penalties to the third party should the Company cease drilling efforts. These penalties would negatively impact the Company’s financial statements upon contract termination, especially if a significant number of such contracts were terminated early in their respective terms. Management does not currently anticipate the early termination of any existing contracts in the remainder of 2014 or 2015 which would result in a substantial penalty. Future commitments of $59.6 million as of September 30, 2014 are not recorded in the accompanying unaudited consolidated balance sheets.

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
K—Net income per share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of non-vested restricted stock awards, Performance Share Awards and outstanding restricted stock options. For the three and nine months ended September 30, 2014, the Performance Share Awards' total shareholder return was below their agreement's payout threshold, and therefore, the Performance Share Awards were excluded from the calculation of diluted net income per share.
The effect of (i) the Company's outstanding options that were granted in February of 2014 to purchase 336,140 shares of common stock at $25.60 per share was excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2014, and (ii) the Company's outstanding restricted stock options that were granted in February 2012 to purchase 306,177 shares of common stock at $24.11 per share (the "February 2012 Option Grant") was excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2014 and for the nine months ended September 30, 2013 because the exercise price of those options was greater than the average market price during the period, and, therefore, the inclusion of these outstanding options would have been anti-dilutive.
The effect of (i) the Company's outstanding options that were granted in February 2013 to purchase 780,281 shares of common stock at $17.34 per share (the "February 2013 Option Grant") was excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2013, and (ii) the Company's February 2012 Option Grant was excluded from the calculation of diluted net income per share for the three months ended September 30, 2013, because, utilizing the treasury method, the sum of the assumed proceeds including the unrecognized compensation exceeded the average stock price during the period and, therefore, the inclusion of these outstanding options would have been anti-dilutive.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following is the calculation of basic and diluted weighted-average common shares outstanding and net income per share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except for per share data)	2014	2013	2014	2013
Net income (numerator):
Income from continuing operations—basic and diluted	$83,407	$11,817	$64,295	$48,248
Income from discontinued operations, net of tax—basic and diluted	—	726	—	1,516
Net income—basic and diluted	$83,407	$12,543	$64,295	$49,764
Weighted-average common shares outstanding (denominator):
Weighted-average common shares outstanding—basic	141,413	134,461	141,261	129,701
Non-vested restricted stock awards	2,334	1,999	2,246	1,888
Outstanding restricted stock options(1)	66	—	76	—
Weighted-average common shares outstanding—diluted	143,813	136,460	143,583	131,589
Net income per share:
Basic:
Income from continuing operations	$0.59	$0.09	$0.46	$0.37
Income from discontinued operations, net of tax	—	—	—	0.01
Net income per share	$0.59	$0.09	$0.46	$0.38

Diluted:
Income from continuing operations	$0.58	$0.09	$0.45	$0.37
Income from discontinued operations, net of tax	—	—	—	0.01
Net income per share	$0.58	$0.09	$0.45	$0.38
______________________________________________________________________________

(1)	The dilutive effect of the February 2013 Option Grant was calculated utilizing the treasury stock method.
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
Laredo Midstream contributed $18.1 million and $37.6 million during the three and nine months ended September 30, 2014, respectively, and $3.2 million during the nine months ended September 30, 2013, to Medallion Gathering & Processing, LLC ("Medallion"), a Texas limited liability company. There were no contributions made during the three months ended September 30, 2013. Laredo Midstream holds 49% of Medallion ownership units. Medallion, which was formed on October 31, 2012 and its wholly owned subsidiary, Medallion Pipeline Company, LLC ("MPC"), a Texas limited liability company formed on September 9, 2013, were established for the purpose of developing midstream solutions and providing midstream infrastructure to bring discovered oil and natural gas to market. Laredo Midstream and the other 51% interest-holder have agreed that the voting rights of Medallion, the profit and loss sharing, and the additional capital contribution requirements shall be equal to the ownership unit percentage held. Additionally, Medallion requires a super-majority vote of 75% for all key operating and business decisions. The Company has determined that Medallion is a VIE. However, Laredo Midstream is not considered to be the primary beneficiary of the VIE because Laredo Midstream does not have the power to direct the activities that most significantly affect Medallion's economic performance. As such, Medallion is accounted for under the equity method of accounting with the Company's proportionate share of Medallion's net income (loss) reflected in the unaudited consolidated

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

statements of operations as "Income (loss) from equity method investee" and the carrying amount reflected on the unaudited consolidated balance sheets as "Investment in equity method investee."
During September 2014, MPC completed the construction of its pipeline from Garden City, Texas to Colorado City, Texas (the "Wolfcamp Connector") and an extension connecting Reagan County, Texas to the Wolfcamp Connector at Garden City, Texas. Laredo Midstream has committed to fund an estimated $21.4 million towards an additional extension which will connect a third-party's production in Upton and Midland counties, Texas into the Wolfcamp Connector at Garden City, Texas. The Company expects to fund a significant portion of this commitment to Medallion in the fourth quarter of 2014. As of September 30, 2014, the Company recorded a payable of $2.7 million related to its minimum volume commitment to Medallion. As of December 31, 2013, the Company recorded a capital contribution payable of $2.6 million related to the fourth quarter cash requirements of the project and a payable of $0.9 million related to its minimum volume commitment to Medallion. These payables are reported on the unaudited consolidated balance sheet as "Accrued payable - affiliates." The corresponding expense is reported on the unaudited consolidated statements of operations in the "Natural gas volume commitment - affiliates" line item. See Note O.2 for capital called by Medallion subsequent to September 30, 2014.
M—Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption of this standard.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

N—Subsidiary guarantees
Laredo Midstream has fully and unconditionally guaranteed the 2019 Notes, the January 2022 Notes, the May 2022 Notes and the Senior Secured Credit Facility. In accordance with practices accepted by the SEC, Laredo has prepared condensed consolidating financial statements in order to quantify the assets, results of operations and cash flows of Laredo Midstream as a subsidiary guarantor. The following unaudited condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013, unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2014 and 2013 and unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013, present financial information for Laredo on a stand-alone basis (carrying any investment in subsidiaries under the equity method), financial information for Laredo Midstream on a stand-alone basis (carrying any investment in subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a condensed consolidated basis. Deferred income taxes for Laredo Midstream are recorded on Laredo's statements of financial position, statements of operations and statements of cash flows as it is a disregarded entity for income tax purposes. Laredo and Laredo Midstream are not restricted from making distributions to each other. During the nine months ended September 30, 2014, certain midstream service assets were transferred from Laredo to Laredo Midstream at historical cost.

Condensed consolidating balance sheet
September 30, 2014
(Unaudited)

(in thousands)	Laredo	Laredo Midstream	Intercompany eliminations	Consolidated company
Accounts receivable, net	$102,453	$1,314	$—	$103,767
Other current assets	86,687	7	—	86,694
Total oil and natural gas properties, net	2,939,263	—	(99)	2,939,164
Total midstream service assets, net	—	95,616	—	95,616
Total other fixed assets, net	29,797	274	—	30,071
Investment in subsidiaries and equity method investee	121,975	40,810	(121,975)	40,810
Total other long-term assets	36,787	—	—	36,787
Total assets	$3,316,962	$138,021	$(122,074)	$3,332,909

Accounts payable	$53,207	$2,251	$—	$55,458
Other current liabilities	250,957	11,759	—	262,716
Other long-term liabilities	81,646	2,036	—	83,682
Long-term debt	1,576,358	—	—	1,576,358
Stockholders’ equity	1,354,794	121,975	(122,074)	1,354,695
Total liabilities and stockholders’ equity	$3,316,962	$138,021	$(122,074)	$3,332,909

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating balance sheet
December 31, 2013
(Unaudited)

(in thousands)	Laredo	Laredo Midstream	Intercompany eliminations	Consolidated company
Accounts receivable, net	$77,318	$—	$—	$77,318
Other current assets	230,291	—	—	230,291
Total oil and natural gas properties, net	2,135,348	—	—	2,135,348
Total midstream service assets, net	5,802	41,498	—	47,300
Total other fixed assets, net	21,676	—	—	21,676
Investment in subsidiaries and equity method investee	36,666	5,913	(36,666)	5,913
Total other long-term assets	105,914	—	—	105,914
Total assets	$2,613,015	$47,411	$(36,666)	$2,623,760

Accounts payable	$12,216	$3,786	$—	$16,002
Other current liabilities	231,008	6,959	—	237,967
Other long-term liabilities	45,997	—	—	45,997
Long-term debt	1,051,538	—	—	1,051,538
Stockholders’ equity	1,272,256	36,666	(36,666)	1,272,256
Total liabilities and stockholders’ equity	$2,613,015	$47,411	$(36,666)	$2,623,760

Condensed consolidating statement of operations
For the three months ended September 30, 2014
(Unaudited)

(in thousands)	Laredo	Laredo Midstream	Intercompany eliminations	Consolidated company
Total operating revenues	$199,968	$2,494	$(2,221)	$200,241
Total operating costs and expenses	129,062	4,137	(2,122)	131,077
Income (loss) from operations	70,906	(1,643)	(99)	69,164
Interest expense, net	(30,516)	—	—	(30,516)
Other, net	88,894	(157)	1,800	90,537
Income (loss) from continuing operations before income tax	129,284	(1,800)	1,701	129,185
Deferred income tax expense	(45,778)	—	—	(45,778)
Income (loss) from continuing operations	83,506	(1,800)	1,701	83,407
Net income (loss)	$83,506	$(1,800)	$1,701	$83,407

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of operations
For the three months ended September 30, 2013
(Unaudited)

(in thousands)	Laredo	Laredo Midstream	Intercompany eliminations	Consolidated company
Total operating revenues	$170,907	$2,176	$(2,243)	$170,840
Total operating costs and expenses	114,754	909	(2,243)	113,420
Income from operations	56,153	1,267	—	57,420
Interest expense, net	(24,870)	—	—	(24,870)
Other, net	(8,869)	4,606	(6,422)	(10,685)
Income from continuing operations before income tax	22,414	5,873	(6,422)	21,865
Deferred income tax expense	(10,048)	—	—	(10,048)
Income from continuing operations	12,366	5,873	(6,422)	11,817
Income from discontinued operations, net of tax	177	549	—	726
Net income	$12,543	$6,422	$(6,422)	$12,543

Condensed consolidating statement of operations
For the nine months ended September 30, 2014
(Unaudited)

(in thousands)	Laredo	Laredo Midstream	Intercompany eliminations	Consolidated company
Total operating revenues	$556,054	$5,066	$(4,525)	$556,595
Total operating costs and expenses	358,168	9,090	(4,426)	362,832
Income (loss) from operations	197,886	(4,024)	(99)	193,763
Interest expense, net	(89,882)	—	—	(89,882)
Other, net	(8,099)	(234)	4,258	(4,075)
Income (loss) from continuing operations before income tax	99,905	(4,258)	4,159	99,806
Deferred income tax expense	(35,511)	—	—	(35,511)
Income (loss) from continuing operations	64,394	(4,258)	4,159	64,295
Net income (loss)	$64,394	$(4,258)	$4,159	$64,295

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of operations
For the nine months ended September 30, 2013
(Unaudited)

(in thousands)	Laredo	Laredo Midstream	Intercompany eliminations	Consolidated company
Total operating revenues	$511,872	$7,540	$(7,571)	$511,841
Total operating costs and expenses	357,613	2,460	(7,571)	352,502
Income from operations	154,259	5,080	—	159,339
Interest expense, net	(76,135)	—	—	(76,135)
Other, net	4,220	4,493	(12,464)	(3,751)
Income from continuing operations before income tax	82,344	9,573	(12,464)	79,453
Deferred income tax expense	(31,205)	—	—	(31,205)
Income from continuing operations	51,139	9,573	(12,464)	48,248
Income (loss) from discontinued operations, net of tax	(1,375)	2,891	—	1,516
Net income	$49,764	$12,464	$(12,464)	$49,764

Condensed consolidating statement of cash flows
For the nine months ended September 30, 2014
(Unaudited)

(in thousands)	Laredo	Laredo Midstream	Intercompany eliminations	Consolidated company
Net cash flows provided by (used in) operating activities	$373,834	$(1,756)	$4,258	$376,336
Change in investments between affiliates	(79,356)	83,614	(4,258)	—
Capital expenditures and other	(951,890)	(81,858)	—	(1,033,748)
Net cash flows provided by financing activities	515,019	—	—	515,019
Net decrease in cash and cash equivalents	(142,393)	—	—	(142,393)
Cash and cash equivalents at beginning of period	198,153	—	—	198,153
Cash and cash equivalents at end of period	$55,760	$—	$—	$55,760

Condensed consolidating statement of cash flows
For the nine months ended September 30, 2013
(Unaudited)

(in thousands)	Laredo	Laredo Midstream	Intercompany eliminations	Consolidated company
Net cash flows provided by operating activities	$276,886	$11,016	$(12,464)	$275,438
Change in investments between affiliates	28,636	(41,100)	12,464	—
Capital expenditures and other	(205,042)	30,084	—	(174,958)
Net cash flows provided by financing activities	131,566	—	—	131,566
Net increase in cash and cash equivalents	232,046	—	—	232,046
Cash and cash equivalents at beginning of period	33,224	—	—	33,224
Cash and cash equivalents at end of period	$265,270	$—	$—	$265,270

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

O—Subsequent events
1.    Senior Secured Credit Facility
On October 27, 2014, the Senior Secured Credit Facility's borrowing base and aggregate elected commitment amounts increased to $1.15 billion and $900.0 million, respectively.
On each of October 7 and 15 and November 3, 2014, the Company borrowed $25.0 million on the Senior Secured Credit Facility. The outstanding balance under the Senior Secured Credit Facility was $150.0 million at November 4, 2014.
2. Medallion capital call
On October 2, 2014, the Company received a capital call from Medallion totaling $17.6 million, which represents Laredo Midstream's proportionate contributions for the Wolfcamp Connector and extension construction project costs.
3. Potential transaction
As the Company pursues reserves and production growth in the Permian Basin, it continually considers which financing alternatives, including debt and equity capital resources, joint ventures and asset sales, are available to meet additional or accelerated future planned capital expenditures. Currently, the Company is evaluating various sources and has engaged an adviser to assist with structuring a potential transaction with a portion of its northern Permian-Garden City proved and unproved oil and natural gas properties. These properties will not be presented as held for sale pursuant to the rules governing full cost accounting for oil and natural gas properties. There can be no assurance that any transaction will be completed.
4. Formation of Garden City Minerals, LLC
On October 24, 2014, the Company formed Garden City Minerals, LLC (“GCM”), a Delaware limited liability company, for the purpose of holding its mineral interests. GCM is wholly owned by Laredo and will fully and unconditionally guarantee the 2019 Notes, the January 2022 Notes, the May 2022 Notes and the Senior Secured Credit Facility.
P—Supplementary information
Costs incurred in oil and natural gas property acquisition, exploration and development activities
Costs incurred in the acquisition, exploration and development of oil and natural gas assets are presented below for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Property acquisition costs:				—
Proved	$—	$9,652	$3,873	$9,652
Unproved	—	27,087	9,925	27,087
Exploration(1)	200,711	8,317	217,353	29,245
Development costs(2)	325,118	148,877	733,671	471,609
Total costs incurred	$525,829	$193,933	$964,822	$537,593
____________________________________________________________________________

(1)	The Company acquired significant leasehold interests during the three months ended September 30, 2014.

(2)
The costs incurred for oil and natural gas development activities include $1.6 million and $0.7 million in asset retirement obligations for the three months ended September 30, 2014 and 2013, respectively, and $3.1 million and $2.0 million for the nine months ended September 30, 2014 and 2013, respectively.

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
Executive overview
We are an independent energy company focused on the exploration, development and acquisition of oil and natural gas properties primarily in the Permian Basin in West Texas. On August 1, 2013, we sold our properties in the Anadarko Granite Wash, Eastern Anadarko and Central Texas Panhandle in the Mid-Continent region of the United States (the "Anadarko Basin").
Our financial and operating performance for the three months ended September 30, 2014 included the following:

•	Permian oil and natural gas sales of $199.5 million, compared to $159.4 million for the three months ended September 30, 2013;

•	Permian average daily sales volumes of 32,970 BOE/D, compared to 24,332 BOE/D for the three months ended September 30, 2013; and

•	Adjusted EBITDA (a non-GAAP financial measure) of $142.0 million, compared to $119.6 million for the three months ended September 30, 2013.
Our financial and operating performance for the nine months ended September 30, 2014 included the following:

•	Permian oil and natural gas sales of $555.6 million, compared to $450.3 million for the nine months ended September 30, 2013;

•	Permian average daily sales volumes of 29,577 BOE/D, compared to 24,955 BOE/D for the nine months ended September 30, 2013; and

•	Adjusted EBITDA (a non-GAAP financial measure) of $447.3 million, compared to $360.8 million for the nine months ended September 30, 2013.
Recent developments
Potential transaction
As we pursue reserves and production growth in the Permian Basin, we continually consider which financing alternatives, including debt and equity capital resources, joint ventures and asset sales, are available to meet additional or accelerated future planned capital expenditures. Currently, we are evaluating various sources and have engaged an adviser to assist with structuring a potential transaction with a portion of our northern Permian-Garden City proved and unproved oil and natural gas properties. These properties will not be presented as held for sale pursuant to the rules governing full cost accounting for oil and natural gas properties. There can be no assurance that any transaction will be completed.
Senior Secured Credit Facility
On October 27, 2014, the Senior Secured Credit Facility's borrowing base and aggregate elected commitment amounts were increased to $1.15 billion and $900.0 million, respectively.
Formation of Garden City Minerals, LLC
On October 24, 2014, we formed Garden City Minerals, LLC (“GCM”), a Delaware limited liability company, for the purpose of holding our mineral interests. GCM is wholly owned by Laredo and will fully and unconditionally guarantee the 2019 Notes, the January 2022 Notes, the May 2022 Notes and the Senior Secured Credit Facility.

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
Effective August 1, 2013, the operations and cash flows of these properties were eliminated from our ongoing operations, and we do not have continued involvement in the operation of these properties. The oil and natural gas properties, which are a component of the assets sold, are not presented as discontinued operations pursuant to the rules governing full cost accounting for oil and gas properties. The results of operations of the associated pipeline assets and various other related property and equipment have been presented as results of discontinued operations, net of tax.
Core areas of operations
The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. As of September 30, 2014, we had assembled 207,729 net acres in the Permian Basin of which 154,908 net acres are located in our Permian-Garden City area.
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
Our reserves are reported in two streams: crude oil and liquids-rich natural gas. The economic value of the natural gas liquids in our natural gas is included in the wellhead natural gas price. The unweighted arithmetic average first-day-of-the-month index prices for the prior 12 months ended September 30, 2014 and September 30, 2013 used to value our reserves were $95.56 per Bbl for oil and $4.16 per MMBtu for natural gas, and $91.79 per Bbl for oil and $3.46 per MMBtu for natural gas, respectively. The prices used to estimate proved reserves for all periods do not include derivative transactions. These prices were held constant throughout the life of the properties and have been adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.
We have entered into a number of commodity derivatives, which have allowed us to offset a portion of the changes caused by price fluctuations on our oil and natural gas production as discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Sources of our revenue
Our revenues are primarily derived from the sale of oil and natural gas within the continental United States and do not include the effects of derivatives. For the three months ended September 30, 2014, our revenues were comprised of sales of 78% oil and 22% liquids-rich natural gas. For the nine months ended September 30, 2014, our revenues were comprised of sales of 77% oil and 23% liquids-rich natural gas. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold and/or changes in commodity prices.

Results of operations
Three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013
Sales volume, revenue and pricing
The following table sets forth information regarding sales volume, revenue and average sales prices from continuing operations per BOE sold, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sales volumes:
Oil (MBbl)	1,778	1,282	4,712	4,127
Natural gas (MMcf)(1)	7,533	7,965	20,176	29,025
Oil equivalents (MBOE)(2)(3)	3,033	2,609	8,074	8,964
Average daily sales volumes (BOE/D)(3)	32,970	28,361	29,577	32,836
% Oil	59%	49%	58%	46%
Revenues (in thousands):
Oil	$155,829	$128,966	$429,175	$372,617
Natural gas	43,661	41,874	126,401	138,896
Midstream service revenue	751	—	1,019	328
Total revenues	$200,241	$170,840	$556,595	$511,841
Average sales prices:
Oil, realized ($/Bbl)(4)	$87.65	$100.62	$91.09	$90.30
Natural gas, realized ($/Mcf)(4)	$5.80	$5.26	$6.26	$4.79
Average price, realized ($/BOE)(4)	$65.78	$65.48	$68.80	$57.08
Oil, hedged ($/Bbl)(5)	$88.86	$94.63	$89.73	$88.05
Natural gas, hedged ($/Mcf)(5)	$5.87	$5.35	$6.24	$4.84
Average price, hedged ($/BOE)(5)	$66.66	$62.82	$67.95	$56.21
________________________________________________________________________

(1)
Excludes gas produced and consumed in operations of 67 MMcf and 83 MMcf for the three and nine months ended September 30, 2014, respectively. There were no comparable amounts for the three and nine months ended September 30, 2013.

(2)	Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.

(3)	The volumes presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

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

(5)
Hedged prices reflect the after-effect of our commodity hedging transactions on our average sales prices. Our calculation of such after-effects include current period settlements of matured commodity derivatives in accordance with GAAP and an adjustment to reflect premiums incurred previously or upon settlement that are attributable to instruments that settled in the period. The prices presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

The following table presents cash settlements received (paid) for matured commodity derivatives and premiums incurred previously or upon settlement attributable to instruments that settled during the periods utilized in our calculation of the hedged prices presented above:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Cash settlements received (paid) for matured commodity derivatives:
Oil	$3,745	$(5,577)	$(1,486)	$(3,375)
Natural gas	786	1,602	166	4,263
Total	$4,531	$(3,975)	$(1,320)	$888
Premiums paid attributable to contracts that matured during the respective period:
Oil	$1,590	$2,094	$4,908	$5,876
Natural gas	230	831	691	2,805
Total	$1,820	$2,925	$5,599	$8,681

Changes in prices and volumes caused the following changes to our oil and natural gas revenue between the three months ended September 30, 2014 and 2013:

(in thousands)	Oil	Natural gas	Total net dollar effect of change
2013 Revenue	$128,966	$41,874	$170,840
Effect of changes in price	(23,059)	4,067	(18,992)
Effect of changes in volumes	49,924	(2,275)	47,649
Other	(2)	(5)	(7)
2014 Revenue	$155,829	$43,661	$199,490

The changes in prices and volumes shown in the table above caused the following changes to our oil and natural gas revenue between the nine months ended September 30, 2014 and 2013:

(in thousands)	Oil	Natural gas	Total net dollar effect of change
2013 Revenue	$372,617	$138,896	$511,513
Effect of changes in price	3,722	29,658	33,380
Effect of changes in volumes	52,837	(42,387)	10,450
Other	(1)	234	233
2014 Revenue	$429,175	$126,401	$555,576
Our revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. The total increase in oil and natural gas revenues of $28.7 million, or 17%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, is mainly due to a 39% increase in oil production and a 10% increase in natural gas prices realized. The increases in oil volumes and in natural gas prices were offset in part by a 13% decrease in oil prices realized, and due to the Anadarko Basin Sale, a 5% decrease in natural gas production.
The total increase in oil and natural gas revenues of $44.1 million, or 9%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, is mainly due to a 31% increase in natural gas prices realized and a 14% increase in oil production. The increases in natural gas prices and in oil volumes were offset by a 30% decrease in natural gas production due to the Anadarko Basin Sale.

Costs and expenses
The following table sets forth information regarding costs and expenses from continuing operations and average costs per BOE sold for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except for per BOE sold data)	2014	2013	2014	2013
Costs and expenses:
Lease operating expenses	$25,165	$19,565	$67,129	$64,192
Midstream service expense	1,225	1,090	3,596	2,569
Production and ad valorem taxes	12,550	11,723	38,160	32,890
Natural gas volume commitment - affiliates	675	305	1,779	444
General and administrative(1)	27,078	24,405	84,284	64,534
Accretion of asset retirement obligations	442	350	1,279	1,154
Depletion, depreciation and amortization	63,942	55,982	166,605	186,719
Total costs and expenses	$131,077	$113,420	$362,832	$352,502
Average costs per BOE sold:
Lease operating expenses	$8.30	$7.50	$8.31	$7.16
Midstream service expense	0.40	0.42	0.45	0.29
Production and ad valorem taxes	4.14	4.49	4.73	3.67
General and administrative(1)	8.93	9.35	10.44	7.20
Depletion, depreciation and amortization	21.08	21.46	20.63	20.83
Total	$42.85	$43.22	$44.56	$39.15
________________________________________________________________________

(1)
General and administrative includes non-cash stock-based compensation, net of amount capitalized, of $6.2 million and $5.9 million for the three months ended September 30, 2014 and 2013, respectively, and $16.9 million and $13.6 million for the nine months ended September 30, 2014 and 2013, respectively. Excluding stock-based compensation, net of amount capitalized, from the above metric results in general and administrative cost per BOE sold of $6.89 and $7.10 for the three months ended September 30, 2014 and 2013, respectively, and $8.34 and $5.69 for the nine months ended September 30, 2014 and 2013, respectively.

Lease operating expenses. For the three months ended September 30, 2014, lease operating expenses, which include workover expenses, increased by $5.6 million, or 29%, compared to the same period in 2013. Production increased 16% for the three months ended September 30, 2014, compared to the same period in 2013. For the nine months ended September 30, 2014, lease operating expenses, which include workover expenses, increased by $2.9 million, or 5%, compared to the same period in 2013. Production decreased 10% for the nine months ended September 30, 2014 compared to the same periods in 2013, primarily as a result of the Anadarko Basin Sale. On a per-BOE basis, lease operating expenses increased in total to $8.30 and $8.31 per BOE sold for the three and nine months ended September 30, 2014, from $7.50 and $7.16 per BOE sold for the same periods in 2013. The increases were mainly due to (i) higher average lease operating expenses per-BOE on our higher oil-weighted production, (ii) an increase in well count and (iii) higher well service and workover expenses.
Midstream service expense. Midstream service expense represents the cost to operate and maintain our (i) water storage, recycling and transportation facilities, (ii) oil and natural gas gathering and transportation systems and related facilities, (iii) centralized oil storage tanks and (iv) natural gas lift, rig fuel and centralized compression infrastructure. These expenses increased by $0.1 million, or 12%, and $1.0 million, or 40%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due to the expanded midstream service component of our business.
Production and ad valorem taxes. Production and ad valorem taxes increased by $0.8 million, or 7%, and $5.3 million, or 16%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Production taxes increased by $2.0 million and $6.4 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Production taxes are based on and increase in proportion to our oil and natural gas revenue. Ad valorem taxes decreased by $1.2 million and $1.1 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily as a result of the Anadarko Basin Sale. The ad valorem tax decreases were partially offset by the ad valorem tax expense incurred for new wells drilled during the nine-month period ended September 30, 2014.

General and administrative ("G&A"). G&A expense, excluding stock-based compensation, increased by $2.4 million, or 13%, and $16.4 million, or 32%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Our employee base has continued to increase due to the growth of our business, and accordingly, salaries, employee benefits and accrued bonuses have increased by $3.5 million and $9.0 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase during the nine months ended September 30, 2014 was offset by increased capitalization of salary and benefits of $1.0 million compared to the same period in 2013. Capitalization of salary and benefits remained consistent for the three months ended September 30, 2014 compared to 2013. Professional fees increased by $2.1 million and $7.1 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 mainly due to fees paid to a consulting company engaged in 2014 to assist us with the optimization of our development operations. We also pledged a $3.0 million charitable contribution during the nine months ended September 30, 2014, which will be paid in annual payments through 2024.
Stock-based compensation increased by $1.6 million, or 27%, and $6.8 million, or 50%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, mainly due to the issuance of 1,209,420 restricted stock awards at a weighted-average grant price of $25.81 per share and 336,140 non-qualified restricted stock options to new and existing employees and non-employee directors in the nine months ended September 30, 2014 compared to the issuance of 1,444,911 restricted stock awards at a weighted-average grant price of $17.95 per share and 1,018,849 non-qualified restricted stock options to new and existing employees and non-employee directors in the same period in 2013. Additionally, during the nine months ended September 30, 2014, we issued 271,667 Performance Share Awards to management and the associated expense amounted to $0.6 million and $1.5 million for the three and nine months ended September 30, 2014, respectively. No comparable awards were issued during the nine months ended September 30, 2013. This increase in stock-based compensation was partially offset by management's decision to begin capitalizing a portion of stock-based compensation for employees who are directly involved in the acquisition and exploration of our oil and natural gas properties into the full-cost pool in 2014. Capitalized stock-based compensation amounted to $1.2 million and $3.4 million for the three and nine months ended September 30, 2014, respectively. No amounts were capitalized during the nine months ended September 30, 2013.
The fair values of the restricted stock awards issued during 2014 and 2013 were calculated based on the value of our stock price on the date of grant in accordance with GAAP and is being recognized on a straight-line basis over the requisite service period of the awards. The fair values of our non-qualified restricted stock options were determined using a Black-Scholes valuation model in accordance with GAAP and is being recognized on a straight-line basis over the four-year requisite service period of the awards.
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
Our 2012 and 2013 Performance Unit Awards are accounted for as liability awards. The fair value of the cash-based 2012 and 2013 Performance Unit Awards decreased in fair value by $0.4 million and increased by $0.8 million for the three and nine months ended September 30, 2014, respectively, compared to increases of $2.8 million and $5.0 million for the same periods in 2013, due to the quarterly re-measurement based on the performance of our stock price relative to our peer group utilized in the forward-looking Monte Carlo simulation.
See Notes B.12 and E to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our stock and performance based compensation.
Depletion, depreciation and amortization ("DD&A"). The following table provides components of our DD&A expense from continuing operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except for per BOE sold data)	2014	2013	2014	2013
Depletion of proved oil and natural gas properties	$61,429	$54,358	$160,126	$182,489
Depreciation of midstream service assets	1,207	574	2,899	1,552
Depreciation and amortization of fixed assets	1,306	1,050	3,580	2,678
Total DD&A	$63,942	$55,982	$166,605	$186,719
DD&A per BOE sold	$21.08	$21.46	$20.63	$20.83
DD&A increased by $8.0 million, or 14%, and decreased by $20.1 million, or 11%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase for the three months ended

September 30, 2014 compared to the same period in 2013 is mainly due to (i) increased net book value on new reserves added, (ii) higher total production levels, (iii) increased capitalized costs for new wells completed in the third quarter of 2014 and (iv) the impact of the Anadarko Basin Sale to prior-year depletion. The decrease for the nine months ended September 30, 2014 compared to the same period in 2013 is mainly the result of the Anadarko Basin Sale.
Non-operating income and expense. The following table sets forth the components of non-operating income and expense for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Non-operating income (expense):
Gain (loss) on derivatives:
Commodity derivatives, net	$92,790	$(9,830)	$(1,447)	$(2,709)
Interest rate derivatives, net	—	(8)	—	(23)
Income (loss) from equity method investee	(61)	48	(86)	(65)
Interest expense	(30,549)	(24,929)	(90,192)	(76,221)
Interest and other income	33	59	310	86
Write-off of deferred loan costs	—	(1,502)	(124)	(1,502)
Gain (loss) on disposal of assets, net	(2,192)	607	(2,418)	548
Non-operating income (expense), net	$60,021	$(35,555)	$(93,957)	$(79,886)
Commodity derivatives. Net loss on commodity derivatives for the three months ended September 30, 2013 became a net gain on commodity derivatives for the three months ended September 30, 2014, which is a change of $102.6 million. Net loss on commodity derivatives decreased $1.3 million for the nine months ended September 30, 2014 compared to the same period in 2013. Net cash settlements received on matured commodity derivatives were $4.5 million and net cash settlements paid were $1.3 million for the three and nine months ended September 30, 2014, respectively, compared to net cash settlements paid on matured commodity derivatives of $4.0 million and net cash settlements received of $0.9 million for the same periods in 2013. These changes between periods resulted in an increase in cash flow of $8.5 million for the three months ended September 30, 2014 and a decrease in cash flow of $2.2 million for the nine months ended September 30, 2014, compared to the respective prior-year period. These changes are based on the cash settlement prices of our commodity derivatives compared to the prices specified in those contracts. Additionally, during the nine months ended September 30, 2014, we received $76.7 million in net proceeds from the early termination of our oil basis swap differential between the Light Louisiana Sweet Argus and the Brent International Petroleum Exchange index oil prices and the related physical contract. During the three and nine months ended September 30, 2013, we received net proceeds from the early terminations of derivatives of $5.4 million as a result of unwinding nine natural gas commodity contracts due to the Anadarko Basin Sale.
The change in fair value of commodity derivatives still held was an increase of $94.1 million and a decrease of $73.2 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase for the three months ended September 30, 2014 compared to the same period in 2013 is the result of the changing relationships between our contract prices and the associated forward curves used to calculate the fair value of our commodity derivatives in relation to expected market prices. In general, we experience gains during periods of decreasing market prices and losses during periods of increasing market prices. The decrease for the nine months ended September 30, 2014 compared to the same period in 2013 is mainly the result of the early settlement in February 2014 of our oil basis swap differential between the Light Louisiana Sweet Argus and the Brent International Petroleum Exchange index oil prices, which was entered into during the third quarter of 2013.
See Notes B.6, G and H to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our commodity derivatives.
Interest expense. Interest expense increased by $5.6 million, or 23%, and by $14.0 million, or 18%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase is primarily due to the issuance of the January 2022 Notes in January 2014, which was partially offset by the reduction in amount outstanding under the Senior Secured Credit Facility and the related commitment fees on the unused portion of the banks' commitment on the Senior Secured Credit Facility.

The table below shows the change in the significant components of interest expense for the three and nine months ended September 30, 2014 as compared to the same periods in 2013:

(in thousands)	Three months ended September 30, 2014 compared to 2013	Nine months ended September 30, 2014 compared to 2013
Changes in interest expense:
January 2022 Notes	$6,328	$17,508
Senior Secured Credit Facility, net of capitalized interest	(608)	(3,250)
Other	(100)	(287)
Total change in interest expense	$5,620	$13,971
Disposal of assets. Net gain on disposal of assets in the prior year became a net loss on disposal of assets in the current year. This change of $2.8 million and $3.0 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, is a result of losses related to sales of inventory and a write-off of abandoned internally developed software during 2014, compared to a gain recorded in 2013 for the sale of pipeline assets and various other property and equipment associated with the Anadarko Basin Sale.
Income tax expense. The fluctuations in income from continuing operations before income taxes is shown in the table below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Income from continuing operations before income taxes	$129,185	$21,865	$99,806	$79,453
Income tax expense	(45,778)	(10,048)	(35,511)	(31,205)
Income from continuing operations	$83,407	$11,817	$64,295	$48,248
Effective tax rate	35%	46%	36%	39%
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
The impact of discrete items is separately recognized in the quarter in which they occur. During the three and nine months ended September 30, 2014 and 2013, certain restricted stock awards vested at times when our stock price was lower than the fair value of those restricted stock awards at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. During the three and nine months ended September 30, 2014, certain restricted stock options were exercised. The income tax deduction related to the options' intrinsic value was less than the expense previously recognized for book purposes. For certain stock-based compensation awards that are expected to result in a tax deduction under existing tax law, a deferred tax asset is established as we recognize compensation cost for book purposes. Book compensation cost is determined on the grant date and recognized over the award's requisite service period, whereas the related tax deduction is measured on the vesting date for restricted stock and on the exercise date for stock options. The corresponding deferred tax asset also is measured on the grant date and recognized over the service period. As a result, there will almost always be a difference in the amount of compensation cost recognized for book purposes versus the amount of tax deduction that a company may receive. If the tax deduction exceeds the cumulative book compensation cost that we recognized, the tax benefit associated with any excess deduction will be considered an excess benefit or windfall and will be recognized as additional paid-in capital ("APIC"). If the tax deduction is less than the cumulative book compensation cost, the tax effect of the resulting difference is a deficiency or shortfall, and should be charged first to APIC, to the extent of our pool of windfall tax benefits, with any remainder recognized in income tax expense. We utilize a one-pool approach when accounting for the pool of windfall tax benefits in which employees and non-employees are grouped into a single pool. As a result of these differences in book compensation cost and related tax deduction, the tax impact of these shortfalls decreased by $0.1 million and by $0.4 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.
As of September 30, 2014 and 2013, we did not have any eligible windfall tax benefits to offset future shortfalls as no excess tax benefits had been recognized, and therefore the tax impact of these shortfalls is included in income tax expense attributable to continuing operations for these respective periods. We expect income tax provisions for future reporting periods will be impacted by this stock compensation tax deduction shortfall; however, we cannot predict the stock compensation shortfall impact because of dependency upon future market price of our stock.
Liquidity and capital resources
Our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings, proceeds from senior unsecured notes offerings, borrowings under our Senior Secured Credit Facility and proceeds from the Anadarko Basin Sale. As we pursue reserves and production growth in the Permian Basin, we continually consider which financing alternatives, including debt and equity capital resources, joint ventures and asset sales, are available to meet our future planned or accelerated capital expenditures. Our primary uses of capital have been for the acquisition, exploration and development of oil and natural gas properties and Laredo Midstream's infrastructure development and investments in Medallion, our equity method investee.
As of September 30, 2014, we had $75.0 million outstanding under our Senior Secured Credit Facility and $1.5 billion in senior unsecured notes. We had $750.0 million available for borrowings under our Senior Secured Credit Facility and $55.8 million in cash on hand for total available liquidity of $805.8 million as of September 30, 2014.
On October 27, 2014, our aggregate elected commitment increased to $900.0 million and our borrowing base increased to $1.15 billion on our Senior Secured Credit Facility. Subsequent to September 30, 2014, we borrowed an additional $75.0 million on our Senior Secured Credit Facility. As of November 4, 2014 we had $1.65 billion in debt outstanding, $750.0 million available for borrowings under our Senior Secured Credit Facility and $10.9 million in cash on hand for total available liquidity of $760.9 million.
We are in the process of planning our 2015 capital program, which we currently expect will be less than our 2014 capital program. We believe cash on hand, cash flows from operations and the availability on our Senior Secured Credit Facility provide us with the ability to implement the remainder of our 2014 planned capital program and our contemplated 2015 capital program.
Our commodity derivative positions will help us stabilize a portion of our expected cash flows from operations in the event of possible future declines in the price of oil and natural gas. Please see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below.
Cash flows
Our cash flows from continued and discontinued operations for the periods presented are as follows:

	Nine months ended September 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$376,336	$275,438
Net cash used in investing activities	(1,033,748)	(174,958)
Net cash provided by financing activities	515,019	131,566
Net (decrease) increase in cash and cash equivalents	$(142,393)	$232,046
For the nine months ended September 30, 2013, the results of operations of the pipeline assets and various other related property and equipment sold as a component of the Anadarko Basin Sale have been presented as results of discontinued operations, net of tax. We do not disclose discontinued operations separately from cash flows from continued operations due to the immateriality of the cash flows from discontinued operations. The absence of these discontinued operations will not materially affect future liquidity or capital resources.
Cash flows provided by operating activities
Net cash provided by operating activities was $376.3 million and $275.4 million for the nine months ended September 30, 2014 and 2013, respectively. The increase of $100.9 million was largely due to an increase of $71.3 million net proceeds received for early terminations of commodity derivative contracts and increases in changes from working capital, other noncurrent liabilities, and the fair value of performance unit awards of $28.6 million.
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
Cash flows used in investing activities
Cash flows used in investing activities were $1.0 billion and $175.0 million for the nine months ended September 30, 2014 and 2013, respectively. The increase of $858.8 million is mainly attributable to (i) increased capital expenditures for oil and natural gas properties and midstream service assets during the nine months ended September 30, 2014, (ii) significant leasehold acquisitions during the nine months ended September 30, 2014, which are included in the "Oil and natural gas properties" line item below, and (iii) proceeds from our Anadarko Basin Sale in the prior period, which offset the total cash flows used in investing activities for the nine months ended September 30, 2013.
Our cash used in investing activities for the periods presented are summarized in the table below:

	Nine months ended September 30,
(in thousands)	2014	2013
Capital expenditures:
Acquisition of oil and natural gas properties	$(6,493)	$(33,710)
Acquisition of mineral interests	(7,305)	—
Oil and natural gas properties	(925,121)	(538,395)
Midstream service assets	(45,263)	(15,394)
Other fixed assets	(13,612)	(13,874)
Investment in equity method investee	(37,581)	(3,287)
Proceeds from dispositions of capital assets, net of costs	1,627	429,702
Net cash used in investing activities	$(1,033,748)	$(174,958)
Capital expenditure budget
Our board of directors approved a capital expenditure budget of approximately $1.1 billion for calendar year 2014, excluding acquisitions. Additionally, our board of directors approved leasehold interest transactions of approximately $0.2 billion in 2014. We do not have a specific acquisition budget since the timing and size of acquisitions (if any) cannot be accurately forecasted.
The amount, timing and allocation of capital expenditures are largely discretionary and within management's control. If oil and natural gas prices decline to levels below our acceptable levels, or costs increase to levels above our acceptable levels, we may choose to defer a portion of our budgeted capital expenditures until later periods in order to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. Subject to financing alternatives, we may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive. We consistently monitor and may adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, contractual obligations, internally generated cash flow and other factors both within and outside our control.
Cash flows provided by financing activities
Our cash flows provided by financing activities were $515.0 million and $131.6 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, our primary source of cash provided by financing activities were our issuance of the January 2022 Notes and borrowings on our Senior Secured Credit Facility. During the nine months ended September 30, 2013, our primary sources of cash provided by financing activities were proceeds from the issuance of common stock and borrowings on the Senior Secured Credit Facility. Additionally, during the nine months ended September 30, 2013, we paid the outstanding balance of the Senior Secured Credit Facility with a portion of the proceeds from the Anadarko Basin Sale.

Our cash provided by financing activities for the periods presented are summarized in the table below:

	Nine months ended September 30,
(in thousands)	2014	2013
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	$75,000	$230,000
Payments on Senior Secured Credit Facility	—	(395,000)
Issuance of January 2022 Notes	450,000	—
Proceeds from issuance of common stock, net of offering costs	—	298,104
Purchase of treasury stock	(4,075)	(1,478)
Proceeds from exercise of employee stock options	1,885	654
Payments for loan costs	(7,791)	(714)
Net cash provided by financing activities	$515,019	$131,566
Debt
As of September 30, 2014, we were a party only to our Senior Secured Credit Facility and the indentures governing our senior unsecured notes.
Senior Secured Credit Facility. As of September 30, 2014, our Senior Secured Credit Facility, which matures November 4, 2018, had a maximum credit amount of $2.0 billion, a borrowing base of $1.0 billion, an aggregate elected commitment amount of $825.0 million and $75.0 million outstanding.
Principal amounts borrowed under the Senior Secured Credit Facility are payable on the final maturity date with such borrowings bearing interest that is payable, at our election, either on the last day of each fiscal quarter at an Adjusted Base Rate or at the end of one-, two-, three-, six- or, to the extent available, 12-month interest periods (and in the case of six- and 12-month interest periods, every three months prior to the end of such interest period) at an Adjusted London Interbank Offered Rate, in each case, plus an applicable margin based on the ratio of the outstanding amount on the Senior Secured Credit Facility to the elected commitment. We are also required to pay an annual commitment fee on the unused portion of the bank's commitment of 0.375% to 0.5%.
Our Senior Secured Credit Facility is secured by a first-priority lien on our assets, including oil and natural gas properties constituting at least 80% of the present value of our proved reserves owned now or in the future. Our Senior Secured Credit Facility is subject to certain financial and non-financial ratios on a consolidated basis. We were in compliance with these ratios as of September 30, 2014 and expect to be in compliance with them for the foreseeable future.
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
As of November 4, 2014, we had a total of $1.5 billion of senior unsecured notes outstanding and $150.0 million outstanding on the Senior Secured Credit Facility.
Obligations and commitments
As of September 30, 2014, our contractual obligations included our 2019 Notes, January 2022 Notes, May 2022 Notes, Senior Secured Credit Facility, drilling contract commitments, derivatives, performance unit liability awards, asset retirement obligations, office and equipment leases and capital contribution commitments to our equity method investee. From December 31, 2013 to September 30, 2014, the material changes in our contractual obligations included (i) an increase of $639.8 million in principal and interest due to the January 2022 Notes offering, (ii) an increase of $75.0 million outstanding on our Senior Secured Credit Facility, (iii) a decrease in our outstanding capital contribution commitment to our equity method investee due to a payment by us of $37.6 million towards the construction of a pipeline by MPC, offset by commitments to Medallion of $21.4 million for the construction of an extension pipeline and $3.5 million remaining for the construction of the Wolfcamp Connector, (iv) an increase of $18.8 million for drilling contract commitments (on contracts other than those on a well-by-well basis) and (v) an increase in future lease payments of $13.4 million related to office expansions.
Refer to Notes B, D, E, G, H, J and L to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our contractual obligations.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income or loss plus adjustments for interest expense, depletion, depreciation and amortization, impairment of long-lived assets, write-off of deferred loan costs, bad debt expense, gains or losses on disposal of assets, gains or losses on derivatives, cash settlements of matured commodity derivatives, cash settlements on early terminated commodity derivatives, premiums paid for derivatives that matured during the period, non-cash stock-based compensation and income tax expense or benefit. Adjusted EBITDA provides no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, working capital movement or tax position. Adjusted EBITDA does not represent funds available for discretionary use because those funds are required for debt service, capital expenditures and working capital, income taxes, franchise taxes and other commitments and obligations. However, our management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure:

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
The following presents a reconciliation of net income from continuing and discontinued operations to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Net income	$83,407	$12,543	$64,295	$49,764
Plus:
Interest expense	30,549	24,929	90,192	76,221
Depletion, depreciation and amortization	63,942	55,982	166,605	187,346
Write-off of deferred loan costs	—	1,502	124	1,502
Bad debt expense	—	653	—	653
(Gain) loss on disposal of assets, net	2,192	(607)	2,418	(548)
(Gain) loss on derivatives, net	(92,790)	9,838	1,447	2,732
Cash settlements received (paid) for matured commodity derivatives, net	4,531	(3,975)	(1,320)	888
Cash settlements received for early terminations of commodity derivatives, net	—	5,366	76,660	5,366
Premiums paid for derivatives that matured during the period(1)	(1,820)	(2,925)	(5,599)	(8,681)
Non-cash stock-based compensation, net of amount capitalized	6,194	5,876	16,919	13,556
Deferred income tax expense	45,778	10,369	35,511	31,970
Adjusted EBITDA	$141,983	$119,551	$447,252	$360,769
______________________________________________________________________________

(1)	Reflects premiums incurred previously or upon settlement that are attributable to instruments settled in the respective periods presented.
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
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2014. For our other critical accounting policies and procedures, please see our disclosure of critical accounting policies in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the

2013 Annual Report. Additionally, see Note B to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for a discussion of additional accounting policies and estimates made by management.
Recent accounting pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating this standard and our existing revenue recognition policies to determine what impact this guidance will have on our consolidated financial statements upon adoption.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term "market risk," in our case, refers to the risk of loss arising from adverse changes in oil and natural gas prices and in interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for hedging purposes, rather than for speculative trading.
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
Our hedged positions as of September 30, 2014 are as follows:

	Remaining year 2014	Year 2015	Year 2016	Year 2017	Total
Oil(1)
Total volume hedged with ceiling price (Bbl)	1,422,499	7,229,020	4,129,800	2,263,000	15,044,319
Weighted-average ceiling price ($/Bbl)	$100.38	$95.51	$90.36	$100.00	$95.23
Total volume hedged with floor price (Bbl)	1,557,499	7,685,020	4,129,800	2,263,000	15,635,319
Weighted-average floor price ($/Bbl)	$89.45	$80.99	$81.84	$80.00	$81.91
Natural gas(2)
Total volume hedged with ceiling price (MMBtu)	5,482,000	28,600,000	18,666,000	—	52,748,000
Weighted-average ceiling price ($/MMBtu)	$5.14	$5.96	$5.60	$—	$5.75
Total volume hedged with floor price (MMBtu)	5,482,000	28,600,000	18,666,000	—	52,748,000
Weighted-average floor price ($/MMBtu)	$3.66	$3.00	$3.00	$—	$3.07
Oil basis(3)
Total volume hedged (Bbl)	552,000	—	—	—	552,000
Weighted-average price ($/Bbl)	$(1.00)	$—	$—	$—	$(1.00)
_______________________________________________________________________________

(1)
Oil derivatives are settled based on the average of the daily settlement prices for the First Nearby Month of the West Texas Intermediate NYMEX Light Sweet Crude Oil Futures Contract for each NYMEX Trading Day during each month. Weighted-average prices include the Argus Midland and the Argus Cushing basis swap.

(2)	Natural gas derivatives are settled based on the Inside FERC index price for West Texas Waha for the calculation period.

(3)	The associated oil basis swap is settled on the differential between the Argus Midland and the Argus Cushing index oil prices.
The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. As of September 30, 2014, a 10% change in the forward curves associated with our commodity derivatives would have changed our net positions to the following amounts:

(in thousands)	10% Increase	10% Decrease
Commodity derivatives	$(87,121)	$100,386
As of September 30, 2014 and December 31, 2013, the fair values of our open derivative contracts were $10.7 million and $82.1 million, respectively. Refer to Notes G and H of our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional disclosures regarding our derivatives.

Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and, as of September 30, 2014, we had $75.0 million outstanding on our Senior Secured Credit Facility. Our 2019 Notes, January 2022 Notes and May 2022 Notes bear fixed interest rates and we had $550.0 million (excluding the remaining premium of $1.4 million), $450.0 million and $500.0 million outstanding, respectively, as of September 30, 2014, as shown in the table below.

	Expected maturity date
(in millions except for interest rates)	2014	2015	2016	2017	2018	Thereafter	Total
2019 Notes - fixed rate	$—	$—	$—	$—	$—	$550.0	$550.0
Average interest rate	—%	—%	—%	—%	—%	9.5%	9.5%
January 2022 Notes - fixed rate	$—	$—	$—	$—	$—	$450.0	$450.0
Average interest rate	—%	—%	—%	—%	—%	5.625%	5.625%
May 2022 Notes - fixed rate	$—	$—	$—	$—	$—	$500.0	$500.0
Average interest rate	—%	—%	—%	—%	—%	7.375%	7.375%
Senior Secured Credit Facility - variable rate	$—	$—	$—	$—	$75.0	$—	$75.0
Average interest rate	—%	—%	—%	—%	1.69%	—%	1.69%
Counterparty and customer credit risk
Our principal exposures to credit risk are through (i) receivables resulting from the sale of our oil and natural gas production ($72.4 million as of September 30, 2014) which we market to energy marketing companies and refineries, (ii) joint interest receivables ($27.2 million as of September 30, 2014) and (iii) the receivables from derivatives ($16.8 million as of September 30, 2014).
We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
We have entered into International Swap Dealers Association Master Agreements ("ISDA Agreements") with each of our derivative counterparties, who also are or were lenders in our Senior Secured Credit Facility. The terms of the ISDA Agreements provide the counterparties and us with rights of offset upon the occurrence of defined acts of default by either a counterparty or us to a derivative, whereby the party not in default may offset all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party.
Refer to Note I to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional disclosures regarding credit risk.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), was performed under the supervision and with the participation of Laredo’s management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo’s disclosure controls and procedures were effective as of September 30, 2014. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Laredo’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2013 Annual Report as well as the additional risk factor set forth below. Other than with respect to the added risk factor below, there have been no material changes in our risk factors from those described in the 2013 Annual Report. The risks described in the 2013 Annual Report and below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

New legislation and regulatory initiatives relating to water disposal wells could have a material adverse effect on our future business, financial condition, operating results and prospects.

In October 2014, the Texas Railroad Commission (the "RRC") adopted new regulations effective as of November 17, 2014 that require additional supporting documentation, including records from the U.S. Geological Survey regarding previous seismic events in the area, as part of applications for new disposal wells. The new regulations also clarify the RRC’s ability to modify, suspend or terminate a disposal well permit if scientific data indicates it is likely to contribute to seismic activity. In addition, new regulations have also been proposed in other states, including Oklahoma, which could also increase regulatory burdens on operators of disposal wells in such states. Because of the necessity to safely dispose of water produced during drilling and production activities, these regulations, or others like them, could have a material adverse effect on our future business, financial condition, operating results and prospects.

Item 2.    Repurchase of Equity Securities

Period	Total number of shares withheld(1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
July 1, 2014 - July 31, 2014	13,255	$29.57	—	—
August 1, 2014 - August 31, 2014	3,382	$24.83	—	—
September 1, 2014 - September 30, 2014	1,951	$22.50	—	—
Total	18,588
______________________________________________________________________________

(1)	Represents shares that were withheld by us to satisfy employee tax withholding obligations that arose upon the lapse of restrictions on restricted stock.
Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Exchange Act, we may be required to disclose in our annual and quarterly reports to the SEC, whether we or any of our "affiliates" knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by U.S. economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term "affiliate" broadly, it includes any entity under common "control" with us (with the term "control" also being construed broadly by the SEC).
The description of the activities below has been provided to us by Warburg Pincus LLC ("WP"), affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and/or are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, Endurance International Group ("EIG") and Santander Asset Management Investment Holdings Limited ("SAMIH"). EIG and SAMIH may therefore be deemed to be under common "control" with us; however, this statement is not meant to be an admission that common control exists.
The disclosure below relates solely to activities conducted by EIG and SAMIH and its non-U.S. affiliates that may be deemed to be under common "control" with us. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management. Neither WP nor Laredo has had any involvement in or control over the disclosed activities of EIG or SAMIH, and neither WP nor Laredo has independently verified or participated in the preparation of the disclosure. Neither WP nor Laredo is representing to the accuracy or completeness of the disclosure nor do WP or we undertake any obligation to correct or update it.
As to EIG:
We understand that EIG’s affiliates intend to disclose in their next annual or quarterly SEC report that on or around September 26, 2014, during a routine compliance scan of new and existing subscriber accounts, EIG or its affiliates discovered that Seyed Mahmoud Mohaddes ("Mohaddes") was named as the account contact for a subscriber account (the "Subscriber Account"). Previously, on July 2, 2013, before Mohaddes had been designated as a Specially Designated National ("SDN"), the billing information for the Subscriber Account was updated to include Mohaddes. On September 16, 2013, the Office of Foreign Assets Control ("OFAC") designated Mohaddes as a SDN, pursuant to 31 C.F.R. Part 560.304. EIG discovered Mohaddes when its routine compliance scan identified an attempt on or around September 26, 2014 to add Mohaddes, an SDN, as the account contact to the Subscriber Account. EIG blocked the Subscriber Account that day and reported the domain name registered to the Subscriber Account to OFAC as potentially the property of a SDN, subject to blocking pursuant to Executive Order 13599. Since September 16, 2013, when Mohaddes was added to the SDN list, charges in the total amount of $120.35 were made to the Subscriber Account for web hosting and domain privacy services. EIG ceased billing for the Subscriber Account. To date, EIG has not received any correspondence from OFAC regarding this matter.
On July 10, 2014, OFAC designated each of Stars Group Holding ("Stars"), and Teleserve Plus SAL ("Teleserve"), as SDNs under Executive Order 13224, and their property became subject to blocking pursuant to the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. On July 15, 2014, as part of EIG’s compliance review processes, they discovered that the domain names associated with each of Stars and Teleserve (the "Stars/Teleserve Domain Names") were registered through EIG's platform. EIG immediately took steps to suspend and lock the Stars/Teleserve Domain Names to prevent them from being transferred or resolving to a website, and EIG promptly reported the Domain Names as potentially blocked property to OFAC. EIG did not generate any revenue from the Stars/Teleserve Domain Names since they were added to the SDN list on July 10, 2014. To date, EIG has not received any correspondence from OFAC regarding the matter.
On July 15, 2014 during a compliance scan of all domain names on one of its platforms, EIG identified the domain name Kahanetzadak.com (the "Domain Name"), which was listed as an AKA of the entity Kahane Chai which operates as the American Friends of the United Yeshiva and was designated as a SDN on November 2, 2001 pursuant to Executive Order 13224. Since the Domain Name was transferred into one of EIG’s reseller's customer's account, there was no direct financial transaction between EIG and the registered owner of the Domain Name. The Domain Name was suspended upon discovering it on their platform, and EIG will be reporting the Domain Name to OFAC as potentially the property of a SDN.
As to SAMIH:
We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the U.K., who is currently classified by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations ("NPWMD sanctions program"), holds two investment accounts with Santander Asset Management UK Limited ("Santander UK"). The accounts have remained frozen throughout 2013 and the nine months ended September 30, 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. In the nine months ended September 30, 2014, the total revenue for the Santander Group in connection with the investment accounts was £190, while net profits were negligible relative to the overall profits of Banco Santander, S.A.
In addition, during the third quarter of 2014, Santander UK identified two additional customers. The first is a U.K. national designated by the U.S. under the NPWMD sanctions program who holds a business account, where no transaction have taken place. Such account is in the process of being closed. No revenue or profit has been generated. A second U.K. national designated by the U.S. for reasons of terrorism held a personal current account and a personal credit card account in the third quarter of 2014, both of which have now been closed. Although transactions have taken place on the current account during the reportable period, revenue and profits generated were negligible. No transactions have taken place on the credit card.

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

LAREDO PETROLEUM, INC.

Date: November 6, 2014	By:	/s/ Randy A. Foutch
Randy A. Foutch
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 6, 2014	By:	/s/ Richard C. Buterbaugh
Richard C. Buterbaugh
Executive Vice President and Chief Financial Officer
(principal financial officer)

By:
Date: November 6, 2014	By:	/s/ Michael T. Beyer
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