Form 10-Q
period 2015-06-30
Laredo Petroleum, Inc.
filed 2015-08-06
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2015
 or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of August 3, 2015: 213,869,883

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this "Quarterly Report") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil and natural gas reserves, drilling program capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "could," "may," "will," "foresee," "plan," "goal," "should," "intend," "pursue," "target," "continue," "suggest" or the negative thereof or other variations thereof or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Among the factors that significantly impact our business and could impact our business in the future are:

•	the volatility of oil, natural gas liquids ("NGL") and natural gas prices;

•	changes in domestic and global production, supply and demand for oil, NGL and natural gas;

•	the continuation of restrictions on the export of domestic oil production and its potential to cause weakness in domestic pricing;

•
the potentially insufficient refining capacity in the U.S. Gulf Coast to refine all of the light sweet crude oil being produced in the U.S., which, coupled with the export limitations noted above and a continuing increase in light sweet crude oil production, could result in widening price discounts to world oil prices and potential shut-in of production due to lack of sufficient markets;

•
the ongoing instability and uncertainty in the U.S. and international financial and consumer markets that could adversely affect the liquidity available to us and our customers and the demand for commodities, including oil, NGL and natural gas;

•	capital requirements for our operations and projects;

•	our ability to maintain or increase the borrowing capacity under our Senior Secured Credit Facility (as defined below) or access other means of providing capital and liquidity;

•	our ability to generate sufficient cash to service our indebtedness, fund our capital requirements and generate future profits;

•	regulations that prohibit or restrict our ability to apply hydraulic fracturing to our oil and natural gas wells and to access and dispose of water used in these operations;

•	legislation or regulations that prohibit or restrict our ability to drill new allocation wells;

•	our ability to execute our strategies, including but not limited to our hedging strategies;

•	our ability to discover, estimate, develop and replace oil, NGL and natural gas reserves, including our expectations that estimates of our proved reserves will increase;

•	uncertainties about the estimates of our oil, NGL and natural gas reserves;

•	competition in the oil and natural gas industry;

•	changes in the regulatory environment and changes in international, legal, political, administrative or economic conditions;

•	drilling and operating risks, including risks related to hydraulic fracturing activities;

•	risks related to the geographic concentration of our assets;

•	the availability and costs of drilling and production equipment, labor and oil and natural gas processing and other services;

•	the availability of sufficient pipeline and transportation facilities and gathering and processing capacity;

•	our ability to comply with federal, state and local regulatory requirements;

•
restrictions contained in our debt agreements, including our Senior Secured Credit Facility and the indentures governing our senior unsecured notes, as well as debt that could be incurred in the future, and;

•	our ability to recruit and retain the qualified personnel necessary to operate our business.
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part II, Item 1A. Risk Factors" and elsewhere in this Quarterly Report, under "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, under "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Annual Report"), and those set forth from time to time in our other filings with the Securities and Exchange Commission (the "SEC"). These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

PART I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$57,593	$29,321
Accounts receivable, net	110,343	126,929
Derivatives	123,823	194,601
Other current assets	22,986	14,402
Total current assets	314,745	365,253
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	4,824,127	4,446,781
Unevaluated properties not being amortized	290,929	342,731
Midstream service assets	148,977	117,052
Other fixed assets	60,406	56,165
Total property and equipment	5,324,439	4,962,729
Less accumulated depletion, depreciation, amortization and impairment	(2,239,159)	(1,608,647)
Net property and equipment	3,085,280	3,354,082
Deferred income taxes	86,347	—
Derivatives	80,551	117,788
Debt issuance costs, net	26,158	28,463
Investment in equity method investee	103,181	58,288
Other assets, net	5,767	8,675
Total assets	$3,702,029	$3,932,549
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$23,264	$39,008
Undistributed revenue and royalties	44,739	65,438
Accrued capital expenditures	95,032	148,241
Deferred income taxes	45,089	71,191
Derivatives	—	115
Other current liabilities	101,950	101,032
Total current liabilities	310,074	425,025
Long-term debt	1,425,000	1,801,295
Deferred income taxes	—	105,754
Asset retirement obligations	33,769	31,042
Other noncurrent liabilities	4,239	6,232
Total liabilities	1,773,082	2,369,348
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, and 213,910,802 and 143,686,491 issued, as of June 30, 2015 and December 31, 2014, respectively	2,139	1,437
Additional paid-in capital	2,071,721	1,309,171
(Accumulated deficit) retained earnings	(144,913)	252,593
Total stockholders' equity	1,928,947	1,563,201
Total liabilities and stockholders' equity	$3,702,029	$3,932,549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Oil, NGL and natural gas sales	$125,554	$182,872	$243,672	$356,086
Midstream service revenues	1,726	172	3,035	268
Sales of purchased oil	55,051	—	86,318	—
Total revenues	182,331	183,044	333,025	356,354
Costs and expenses:
Lease operating expenses	29,206	20,179	61,586	41,964
Production and ad valorem taxes	9,500	13,160	18,586	25,610
Midstream service expenses	1,597	1,526	3,171	2,371
Minimum volume commitments	3,579	588	5,235	1,104
Costs of purchased oil	54,417	—	85,617	—
General and administrative	23,208	29,552	45,063	57,206
Restructuring expenses	—	—	6,042	—
Accretion of asset retirement obligations	593	422	1,172	837
Depletion, depreciation and amortization	72,112	53,056	144,054	102,663
Impairment expense	489,599	—	490,477	—
Total costs and expenses	683,811	118,483	861,003	231,755
Operating income (loss)	(501,480)	64,561	(527,978)	124,599
Non-operating income (expense):
Loss on derivatives, net	(63,899)	(63,125)	(744)	(94,237)
Income (loss) from equity method investee	2,914	(41)	2,481	(25)
Interest expense	(23,970)	(30,657)	(56,384)	(59,643)
Interest and other income	173	194	296	277
Loss on early redemption of debt	(31,537)	—	(31,537)	—
Write-off of debt issuance costs	—	—	—	(124)
Loss on disposal of assets, net	(1,081)	(205)	(1,843)	(226)
Non-operating expense, net	(117,400)	(93,834)	(87,731)	(153,978)
Loss before income taxes	(618,880)	(29,273)	(615,709)	(29,379)
Income tax benefit:
Deferred	221,846	10,374	218,203	10,267
Total income tax benefit	221,846	10,374	218,203	10,267
Net loss	$(397,034)	$(18,899)	$(397,506)	$(19,112)
Net loss per common share:
Basic	$(1.88)	$(0.13)	$(2.13)	$(0.14)
Diluted	$(1.88)	$(0.13)	$(2.13)	$(0.14)
Weighted-average common shares outstanding:
Basic	211,078	141,298	186,886	141,183
Diluted	211,078	141,298	186,886	141,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statement of stockholders' equity
(in thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock (at cost)		Retained earnings (accumulated deficit)
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2014	143,686	$1,437	$1,309,171	—	$—	$252,593	$1,563,201
Restricted stock awards	1,873	19	(19)	—	—	—	—
Restricted stock forfeitures	(443)	(5)	5	—	—	—	—
Vested restricted stock exchanged for tax withholding	—	—	—	205	(2,591)	—	(2,591)
Retirement of treasury stock	(205)	(2)	(2,589)	(205)	2,591	—	—
Equity issuance, net of offering costs	69,000	690	753,473	—	—	—	754,163
Stock-based compensation	—	—	11,680	—	—	—	11,680
Net loss	—	—	—	—	—	(397,506)	(397,506)
Balance, June 30, 2015	213,911	$2,139	$2,071,721	—	$—	$(144,913)	$1,928,947

The accompanying notes are an integral part of this unaudited consolidated financial statement.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(397,506)	$(19,112)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	(218,203)	(10,267)
Depletion, depreciation and amortization	144,054	102,663
Impairment expense	490,477	—
Loss on early redemption of debt	31,537	—
Non-cash stock-based compensation, net of amounts capitalized	11,056	10,725
Accretion of asset retirement obligations	1,172	837
Mark-to-market on derivatives:
Loss on derivatives, net	744	94,237
Cash settlements received (paid) for matured derivatives, net	109,737	(5,851)
Cash settlements received for early terminations of derivatives, net	—	76,660
Change in net present value of deferred premiums paid for derivatives	88	120
Cash premiums paid for derivatives	(2,670)	(3,779)
Amortization of debt issuance costs	2,501	2,512
Cash settlement of performance unit awards	(2,738)	—
Other	(641)	269
Decrease (increase) in accounts receivable	16,586	(18,402)
Increase in other assets	(9,097)	(7,749)
(Decrease) increase in accounts payable	(15,744)	2,385
(Decrease) increase in undistributed revenues and royalties	(20,699)	8,998
(Decrease) increase in other accrued liabilities	(28,341)	3,058
Increase in other noncurrent liabilities	318	1,644
Increase in fair value of performance unit awards	1,674	1,151
Net cash provided by operating activities	114,305	240,099
Cash flows from investing activities:
Capital expenditures:
Acquisition of oil and natural gas properties	—	(6,493)
Acquisition of mineral interests	—	(7,305)
Oil and natural gas properties	(374,508)	(412,211)
Midstream service assets	(34,137)	(25,909)
Other fixed assets	(6,541)	(8,436)
Investment in equity method investee	(14,495)	(19,471)
Proceeds from dispositions of capital assets, net of costs	35	597
Net cash used in investing activities	(429,646)	(479,228)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	300,000	—
Payments on Senior Secured Credit Facility	(475,000)	—
Issuance of March 2023 Notes	350,000	—
Issuance of January 2022 Notes	—	450,000
Redemption of January 2019 Notes	(576,200)	—
Proceeds from issuance of common stock, net of offering costs	754,163	—
Purchase of treasury stock	(2,591)	(3,556)
Proceeds from exercise of employee stock options	—	1,829
Payments for debt issuance costs	(6,759)	(7,791)
Net cash provided by financing activities	343,613	440,482
Net increase in cash and cash equivalents	28,272	201,353
Cash and cash equivalents, beginning of period	29,321	198,153
Cash and cash equivalents, end of period	$57,593	$399,506

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
In these notes, the "Company," (i) when used in the present tense, prospectively or from October 24, 2014 refers to Laredo, LMS and GCM collectively, unless the context indicates otherwise or (ii) when used for historical periods from December 31, 2013 to October 23, 2014, refers to Laredo and LMS collectively, unless the context indicates otherwise. All amounts, dollars and percentages presented in these unaudited consolidated financial statements and the related notes are rounded and therefore approximate.
The Company operates in two business segments, which are (i) exploration and production and (ii) midstream and marketing. The exploration and production segment is engaged in the acquisition, exploration and development of oil and natural gas properties primarily in the Permian Basin in West Texas. The midstream and marketing segment provides the exploration and production segment and certain third parties with (i) any products and services that need to be delivered by midstream infrastructure, including oil and natural gas gathering services as well as rig fuel, natural gas lift and water in the primary drilling corridors and (ii) takeaway optionality in the field and firm service commitments to maximize oil, NGL and natural gas revenues.
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
The accompanying consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2014 is derived from audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of June 30, 2015, results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014.
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
Significant estimates include, but are not limited to, (i) estimates of the Company's reserves of oil, NGL and natural gas, (ii) future cash flows from oil and natural gas properties, (iii) depletion, depreciation and amortization, (iv) asset retirement obligations, (v) stock-based compensation, (vi) deferred income taxes, (vii) fair value of assets acquired and liabilities assumed in an acquisition and (viii) fair values of commodity derivatives, commodity deferred premiums and performance unit awards. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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
e.    Accounts receivable
The Company sells oil, NGL and natural gas to various customers and participates with other parties in the development and operation of oil and natural gas properties. The Company's accounts receivable are generally unsecured. Accounts receivable for joint interest billings are recorded as amounts billed to customers less an allowance for doubtful accounts.
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
Accounts receivable consist of the following components for the periods presented:

(in thousands)	June 30, 2015	December 31, 2014
Oil, NGL and natural gas sales	$46,953	$57,070
Joint operations, net(1)	31,454	33,808
Purchased oil and other product sales	18,614	18,917
Matured derivatives	12,961	16,098
Other	361	1,036
Total	$110,343	$126,929
______________________________________________________________________________

(1)	Accounts receivable for joint operations are presented net of an allowance for doubtful accounts of $0.1 million and $0.8 million as of June 30, 2015 and December 31, 2014, respectively.
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
Derivatives are recorded at fair value and are presented net on the unaudited consolidated balance sheets as assets or liabilities. The Company nets the fair value of derivatives by counterparty where the right of offset exists. The Company determines the fair value of its derivatives by utilizing pricing models for substantially similar instruments. Inputs to the pricing

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties (see Notes 8 and 9).
The Company's derivatives were not designated as hedges for accounting purposes for any of the periods presented. Accordingly, the changes in fair value are recognized in the unaudited consolidated statements of operations in the period of change. Gains and losses on derivatives are included in cash flows from operating activities (see Note 8).
g.    Property and equipment
The following table sets forth the Company's property and equipment for the periods presented:

(in thousands)	June 30, 2015	December 31, 2014
Evaluated oil and natural gas properties	$4,824,127	$4,446,781
Less accumulated depletion and impairment	(2,211,310)	(1,586,237)
Evaluated oil and natural gas properties, net	2,612,817	2,860,544

Unevaluated properties not being amortized	290,929	342,731

Midstream service assets	148,977	117,052
Less accumulated depreciation	(12,115)	(8,590)
Midstream service assets, net	136,862	108,462

Depreciable other fixed assets	46,793	42,933
Less accumulated depreciation and amortization	(15,734)	(13,820)
Depreciable other fixed assets, net	31,059	29,113

Land	13,613	13,232

Total property and equipment, net	$3,085,280	$3,354,082
For the three months ended June 30, 2015 and 2014, depletion expense was $16.19 per barrel of oil equivalent ("BOE") sold and $19.55 per BOE sold, respectively. For the six months ended June 30, 2015 and 2014, depletion expense was $16.13 per BOE sold and $19.58 per BOE sold, respectively.
The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs, incurred for the purpose of finding oil and natural gas are capitalized and amortized on a composite unit of production method based on proved oil, NGL and natural gas reserves. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals and other costs related to such activities. Costs, including related employee costs, associated with production and general corporate activities are expensed in the period incurred. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, NGL and natural gas.
The Company excludes the costs directly associated with acquisition and evaluation of unevaluated properties from the depletion calculation until it is determined whether or not proved reserves can be assigned to the properties. The Company capitalizes a portion of its interest costs on its unevaluated properties. Capitalized interest becomes a part of the cost of the unevaluated properties and is subject to depletion when proved reserves can be assigned to the associated properties. All items classified as unevaluated property are assessed on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of evaluated reserves and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion.
The full cost ceiling is based principally on the estimated future net cash flows from proved oil and natural gas properties discounted at 10%. Full cost companies are required to use the unweighted arithmetic average first-day-of-the-month

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

price for each month within the 12-month period prior to the end of the reporting period, unless prices were defined by contractual arrangements ("SEC Prices"), to calculate the discounted future revenues. In the event the unamortized cost of evaluated oil and natural gas properties being amortized exceeds the full cost ceiling, as defined by the SEC, the excess is charged to expense in the period such excess occurs. Once incurred, a write-down of oil and natural gas properties is not reversible.
As of June 30, 2015, the full cost ceiling value of the Company's reserves was calculated based on SEC Prices as of June 30, 2015, which do not include derivative transactions, of (i) $68.17 per barrel for oil, (ii) $26.73 per barrel for NGL and (iii) $3.22 per MMBtu for natural gas, adjusted by area for energy content, transportation fees, and regional price differentials. Using these SEC Prices, the Company's net book value of evaluated oil and natural gas properties exceeded the full cost ceiling amount as of June 30, 2015. As a result, the Company recorded a non-cash full cost ceiling impairment of $488.0 million before consideration for deferred income tax benefit and $314.1 million after consideration for deferred income tax benefit. The adjustment is included in "Impairment expense" in the unaudited consolidated statements of operations and in "Other operating costs and expenses" for the Company's exploration and production segment presented in Note 16.
h.    Debt issuance costs
Debt issuance fees, which are stated at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the effective interest and straight-line methods. The Company capitalized $6.8 million of debt issuance costs during the six months ended June 30, 2015 mainly as a result of the issuance of the March 2023 Notes (as defined below). The Company capitalized $7.8 million of debt issuance costs during the six months ended June 30, 2014 mainly as a result of the issuance of the January 2022 Notes (as defined below). The Company had total debt issuance costs of $26.2 million and $28.5 million, net of accumulated amortization of $14.8 million and $19.4 million, as of June 30, 2015 and December 31, 2014, respectively.
The Company wrote-off approximately $6.6 million of debt issuance costs during the six months ended June 30, 2015 as a result of the redemption of the January 2019 Notes (as defined below), which are included in the unaudited consolidated statements of operations in the "Loss on early redemption of debt" line item. During the six months ended June 30, 2014 the Company wrote-off approximately $0.1 million of debt issuance costs as a result of changes in the borrowing base of the Senior Secured Credit Facility (as defined below) due to the issuance of the January 2022 Notes, which are included in the unaudited consolidated statements of operations in the "Write-off of debt issuance costs" line item. See Notes 5.a, 5.b, 5.d and 5.e for definition of and information regarding the March 2023 Notes, January 2022 Notes, January 2019 Notes and the Senior Secured Credit Facility, respectively.
Future amortization expense of debt issuance costs as of June 30, 2015 is as follows:

(in thousands)
Remaining 2015	$2,227
2016	4,503
2017	4,575
2018	4,349
2019	2,915
Thereafter	7,589
Total	$26,158
i.    Other current assets and liabilities
Other current assets consist of the following components for the periods presented:

(in thousands)	June 30, 2015	December 31, 2014
Prepaid expenses	$16,451	$6,451
Materials and supplies inventory and other	6,535	7,951
Total other current assets	$22,986	$14,402

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Other current liabilities consist of the following components for the periods presented:

(in thousands)	June 30, 2015	December 31, 2014
Accrued interest payable	$24,088	$37,689
Lease operating expense payable	17,170	11,963
Capital contribution payable to equity method investee	27,917	—
Other accrued liabilities	32,775	51,380
Total other current liabilities	$101,950	$101,032
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
The following reconciles the Company's asset retirement obligation liability for the periods presented:

(in thousands)	Six months ended June 30, 2015	Year ended December 31, 2014
Liability at beginning of period	$32,198	$21,743
Liabilities added due to acquisitions, drilling, midstream service asset construction and other	1,402	6,370
Accretion expense	1,172	1,787
Liabilities settled upon plugging and abandonment	(178)	(450)
Revision of estimates	—	2,748
Liability at end of period	$34,594	$32,198
k.    Fair value measurements
The carrying amounts reported in the unaudited consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, undistributed revenue and royalties and other accrued assets and liabilities approximate their fair values. See Note 5.f for fair value disclosures related to the Company's debt obligations. The Company carries its derivatives at fair value. See Notes 8 and 9 for details regarding the fair value of the Company's derivatives.
l.    Compensation awards
Stock-based compensation expense, net of amounts capitalized, is included in "General and administrative" in the unaudited consolidated statements of operations over the awards' vesting periods and is based on the awards' grant date fair value. The Company utilizes the closing stock price on the grant date, less an expected forfeiture rate, to determine the fair value of service vesting restricted stock awards and a Black-Scholes pricing model to determine the fair values of service

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

vesting restricted stock option awards. The Company utilizes a Monte Carlo simulation prepared by an independent third party to determine the fair values of the performance share awards and performance unit awards. The Company capitalizes a portion of stock-based compensation for employees who are directly involved in the acquisition, exploration and development of its oil and gas properties into the full cost pool. Capitalized stock-based compensation is included as an addition to "Oil and natural gas properties" in the unaudited consolidated balance sheets. See Note 6 for further discussion regarding the restricted stock awards, restricted stock option awards, performance share awards and performance unit awards.
m.    Environmental
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed in the period incurred. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Management believes no materially significant liabilities of this nature existed as of June 30, 2015 or December 31, 2014.
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
Materials and supplies are used in developing oil and natural gas properties and are included in "Other current assets" and "Other assets, net" on the unaudited consolidated balance sheets. They are carried at the lower of cost or market ("LCM"). The market price for materials and supplies is determined utilizing the Company's recent prices paid to acquire materials. During the three and six months ended June 30, 2015, the Company reduced materials and supplies by $1.5 million and $2.3 million, respectively, in order to reflect the balance at LCM. The adjustment is included in "Impairment expense" in the unaudited consolidated statements of operations and in "Other operating costs and expenses" for the Company's exploration and production segment presented in Note 16. The Company determined an LCM adjustment was not necessary for materials and supplies during the three and six months ended June 30, 2014.
Minimum volumes of product in a pipeline system that enables the system to operate is known as line-fill, and is generally not available to be withdrawn from the pipeline system until the expiration of the transportation contract. Beginning in the fourth quarter of 2014, the Company owns oil line-fill in third-party pipelines, which is accounted for at LCM with cost determined using the weighted-average cost method, and is included in "Other assets, net" on the unaudited consolidated balance sheets. The LCM adjustment is determined utilizing a quoted market price adjusted for regional price differentials (Level 2). For the six months ended June 30, 2015, the Company recorded an LCM adjustment of $0.1 million related to its line-fill, which is included in "Impairment expense" in the unaudited consolidated statements of operations and as "Other operating costs and expenses" for the Company's midstream and marketing segment presented in Note 16. The Company determined an LCM adjustment was not necessary for line-fill for the three months ended June 30, 2015.
o.    Non-cash investing and supplemental cash flow information
The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Six months ended June 30,
(in thousands)	2015	2014
Non-cash investing information:
Change in accrued capital expenditures	$(53,209)	$13,346
Change in accrued capital contribution to equity method investee	$27,917	$15,512
Capitalized asset retirement cost	$1,402	$1,591
Supplemental cash flow information:
Capitalized interest	$178	$—

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 3—Equity offering
On March 5, 2015, the Company completed the sale of 69,000,000 shares of Laredo's common stock at a price to the public of $11.05 per share (the "March 2015 Equity Offering"). The Company received net proceeds of $754.2 million, after underwriting discounts, commissions and offering expenses. Entities affiliated with Warburg Pincus LLC ("Warburg Pincus") purchased 29,800,000 shares in the March 2015 Equity Offering, following which Warburg Pincus owned 41.0% of Laredo's common stock. There were no comparative offerings of the Company's stock during the three or six months ended June 30, 2014.
Note 4—Acquisitions
a.    2014 acquisition of leasehold interests
On August 28, 2014, the Company completed a material acquisition of leasehold interests totaling 8,156 net acres in the Midland Basin, primarily within the Company's core development area, for $192.5 million. The acquisition was accounted for as an acquisition of assets.
b.    2014 acquisition of mineral interests
On February 25, 2014, the Company completed the acquisition of the mineral interests underlying 278 net acres in Glasscock County, Texas in the Permian Basin for $7.3 million. These mineral interests entitle the Company to receive royalty payments on all production from this acreage with no additional future capital or operating expenses required. As such, the purchase was accounted for as an acquisition of assets.
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
Note 5—Debt
a.   March 2023 Notes
On March 18, 2015, the Company completed an offering of $350.0 million in aggregate principal amount of 6 1/4% senior unsecured notes due 2023 (the "March 2023 Notes"), and entered into an Indenture (the "Base Indenture"), as supplemented by the Supplemental Indenture (the "Supplemental Indenture" and, together with the Base Indenture, the "Indenture"), among Laredo, LMS and GCM, as guarantors, and Wells Fargo Bank, National Association, as trustee. The March 2023 Notes will mature on March 15, 2023 with interest accruing at a rate of 6 1/4% per annum and payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2015. The March 2023 Notes are fully and unconditionally guaranteed on a senior unsecured basis by LMS, GCM and certain of the Company's future restricted subsidiaries, subject to certain automatic customary releases, including the sale, disposition, or transfer of all of the capital stock or of all or substantially all of the assets of a subsidiary guarantor to one or more persons that are not the Company or a restricted subsidiary, exercise of legal defeasance or covenant defeasance options or satisfaction and discharge of the Indenture, designation of a subsidiary guarantor as a non-guarantor restricted subsidiary or as an unrestricted subsidiary in

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

accordance with the Indenture, release from guarantee under the Senior Secured Credit Facility (as defined below), or liquidation or dissolution (collectively, the "Releases").
The March 2023 Notes were offered and sold pursuant to a prospectus supplement dated March 4, 2015 and the base prospectus dated March 22, 2013, relating to the Company's effective shelf registration statement on Form S-3 (File No. 333-187479). The Company received net proceeds of $343.6 million from the offering, after deducting the underwriters' discount and the estimated outstanding offering expenses. In April 2015, the Company used the proceeds of the offering to fund a portion of the Company's redemption of the January 2019 Notes (defined below). See Note 5.d for additional discussion of this early redemption.
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
On April 6, 2015 (the "Redemption Date"), the entire $550.0 million outstanding principal amount of the January 2019 Notes was redeemed at a redemption price of 104.750% of the principal amount of the January 2019 Notes, plus accrued and unpaid interest up to the Redemption Date. The Company recognized a loss on extinguishment of $31.5 million related to the difference between the redemption price and the net carrying amount of the extinguished January 2019 Notes.
e.    Senior Secured Credit Facility
As of June 30, 2015, the Fourth Amended and Restated Credit Agreement (as amended, the "Senior Secured Credit Facility"), which matures on November 4, 2018, had a maximum credit amount of $2.0 billion, a borrowing base of $1.25 billion and an aggregate elected commitment of $1.0 billion with $125.0 million outstanding and was subject to an interest rate of 1.6875%. It contains both financial and non-financial covenants, all of which the Company was in compliance with as of June 30, 2015. Laredo is required to pay an annual commitment fee on the unused portion of the financial institutions' commitment of 0.375% to 0.5%, based on the ratio of outstanding revolving credit to the total commitment under the Senior

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Secured Credit Facility. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $20.0 million. No letters of credit were outstanding as of June 30, 2015 or 2014.
Subsequent to June 30, 2015, the Company made additional borrowings on the Senior Secured Credit Facility. See Note 19.a for additional information.
f.    Fair value of debt
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amount and fair values of the Company's debt for the periods presented:

	June 30, 2015		December 31, 2014
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
January 2019 Notes(1)	$—	$—	$551,295	$550,000
January 2022 Notes	450,000	445,499	450,000	396,014
May 2022 Notes	500,000	528,750	500,000	467,529
March 2023 Notes	350,000	362,237	—	—
Senior Secured Credit Facility	125,000	125,009	300,000	300,279
Total value of debt	$1,425,000	$1,461,495	$1,801,295	$1,713,822
______________________________________________________________________________

(1)	The carrying value of the January 2019 Notes includes the October Notes unamortized bond premium of $1.3 million as of December 31, 2014.
The fair values of the debt outstanding on the January 2019 Notes, January 2022 Notes, May 2022 Notes and the March 2023 Notes were determined using the June 30, 2015 and December 31, 2014 quoted market price (Level 1) for each respective instrument. The fair values of the outstanding debt on the Senior Secured Credit Facility as of June 30, 2015 and December 31, 2014 were estimated utilizing pricing models for similar instruments (Level 2). See Note 9 for information about fair value hierarchy levels.
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
a.    Restricted stock awards
All restricted stock awards are treated as issued and outstanding in the accompanying unaudited consolidated financial statements. Per the award agreement terms, if an employee terminates employment prior to the restriction lapse date, for reasons other than death or disability, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. If the employee's termination of employment is by reason of death or disability, all of the holder's restricted stock will automatically vest. Restricted stock awards granted to officers and employees vest in a variety of vesting schedules including (i) 20% at the grant date and then 20% annually thereafter, (ii) 33%, 33% and 34% per year beginning on the first anniversary date of the grant, (iii) 50% in year two and 50% in year three, (iv) fully on the first anniversary of the grant date and (v) fully on the third anniversary of the grant date. Restricted stock awards granted to non-employee directors vest fully on the first anniversary of the grant date.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects the outstanding restricted stock awards for the six months ended June 30, 2015:

(in thousands, except for weighted-average grant date fair values)	Restricted stock awards	Weighted-average grant date fair value (per award)
Outstanding as of December 31, 2014	2,205	$22.63
Granted	1,873	$12.01
Forfeited	(443)	$21.76
Vested(1)	(855)	$22.31
Outstanding as of June 30, 2015	2,780	$15.73
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

The Company utilizes the closing stock price on the grant date to determine the fair value of service vesting restricted stock awards. As of June 30, 2015, unrecognized stock-based compensation related to the restricted stock awards expected to vest was $32.1 million. Such cost is expected to be recognized over a weighted-average period of 2.07 years.
b.    Restricted stock option awards
Restricted stock option awards granted under the LTIP vest and are exercisable in four equal installments on each of the four anniversaries of the grant date. The following table reflects the stock option award activity for the six months ended June 30, 2015:

(in thousands, except for weighted-average exercise price and contractual term)	Restricted stock option awards	Weighted-average exercise price (per option)	Weighted-average remaining contractual term (years)
Outstanding as of December 31, 2014	1,367	$20.76	8.17
Granted	632	$11.93
Exercised(1)	—	$—
Expired or canceled	(47)	$19.48
Forfeited	(119)	$18.03
Outstanding as of June 30, 2015	1,833	$17.93	8.35
Vested and exercisable at end of period(2)	580	$20.76	7.34
Expected to vest at end of period(3)	1,229	$16.51	8.83
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

(2)	The vested and exercisable options as of June 30, 2015 had no aggregate intrinsic value.

(3)	The aggregate intrinsic value of options expected to vest as of June 30, 2015 was $0.4 million.
The Company utilizes the Black-Scholes option pricing model to determine the fair value of restricted stock option awards and is recognizing the associated expense on a straight-line basis over the four-year requisite service period of the awards. Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock option awards will be outstanding prior to exercise and the associated volatility. As of June 30, 2015, unrecognized stock-based compensation related to the restricted stock option awards expected to vest was $9.2 million. Such cost is expected to be recognized over a weighted-average period of 2.68 years.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The assumptions used to estimate the fair value of restricted stock options granted on February 27, 2015 are as follows:

Risk-free interest rate(1)	1.70%
Expected option life(2)	6.25 years
Expected volatility(3)	52.59%
Fair value per stock option	$6.15
______________________________________________________________________________

(1)	U.S. Treasury yields as of the grant date were utilized for the risk-free interest rate assumption, correlating the treasury yield terms to the expected life of the option.

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
c.    Performance share awards
The performance share awards granted to management on February 27, 2015 (the "2015 Performance Share Awards") and on February 27, 2014 (the "2014 Performance Share Awards") are subject to a combination of market and service vesting criteria. A Monte Carlo simulation prepared by an independent third party was utilized to determine the grant date fair value of these awards. The Company has determined these awards are equity awards and recognizes the associated expense on a straight-line basis over the three-year requisite service period of the awards. These awards will be settled, if at all, in stock at the end of the requisite service period based on the achievement of certain performance criteria.
The 2015 Performance Share Awards have a performance period of January 1, 2015 to December 31, 2017 and any shares earned under such awards are expected to be issued in the first quarter of 2018 if the performance criteria are met. During the six months ended June 30, 2015, 602,501 2015 Performance Share Awards were granted and all remain outstanding as of June 30, 2015. The 271,667 outstanding 2014 Performance Share Awards have a performance period of January 1, 2014 to December 31, 2016 and any shares earned under such awards are expected to be issued in the first quarter of 2017 if the performance criteria are met.
As of June 30, 2015, unrecognized stock-based compensation related to the 2015 Performance Share Awards and the 2014 Performance Share Awards was $12.8 million. Such cost is expected to be recognized over a weighted-average period of 2.33 years.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The assumptions used to estimate the fair value of the 2015 Performance Share Awards granted on February 27, 2015 are as follows:

Risk-free rate(1)	0.95%
Dividend yield	—%
Expected volatility(2)	53.78%
Laredo stock closing price as of February 27, 2015	$11.93
Fair value per performance share	$16.23
______________________________________________________________________________

(1)	The risk-free rate was derived using a zero-coupon yield derived from the Treasury Constant Maturities yield curve on the grant date.

(2)	The Company utilized a peer historical look-back, weighted with the Company's own volatility, to develop the expected volatility.
d.    Stock-based compensation award expense
The following has been recorded to stock-based compensation expense for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Restricted stock award compensation, net of amounts capitalized	$3,856	$4,951	$7,136	$8,437
Restricted stock option award compensation, net of amounts capitalized	1,142	835	1,815	1,463
Restricted performance share award compensation, net of amounts capitalized	1,270	610	2,105	825
Total stock-based compensation, net of amounts capitalized	$6,268	$6,396	$11,056	$10,725
e.    Performance unit awards
The performance unit awards issued to management on February 15, 2013 (the "2013 Performance Unit Awards") and on February 3, 2012 (the "2012 Performance Unit Awards") are subject to a combination of market and service vesting criteria. These awards are accounted for as liability awards as they will be settled in cash at the end of the requisite service period based on the achievement of certain performance criteria. A Monte Carlo simulation prepared by an independent third party is utilized to determine the fair values of these awards at the grant date and to re-measure the fair values at the end of each reporting period until settlement in accordance with GAAP. The volatility criteria utilized in the Monte Carlo simulation is based on the volatility of the Company's stock price and the stock price volatilities of a group of peer companies defined in each respective award agreement. The liability and related compensation expense of these awards for each period is recognized by dividing the fair value of the total liability by the requisite service period and recording the pro rata share for the period for which service has already been provided. As there are inherent uncertainties related to these factors and the Company's judgment in applying them to the fair value determinations, there is risk that the recorded performance unit compensation may not accurately reflect the amount ultimately earned by the members of management.
The 44,481 outstanding 2013 Performance Unit Awards have a performance period of January 1, 2013 to December 31, 2015 and are expected to be paid in the first quarter of 2016 if the performance criteria are met. The 27,381 settled 2012 Performance Unit Awards had a performance period of January 1, 2012 to December 31, 2014 and, as their performance criteria were satisfied, they were paid at $100 per unit during the first quarter of 2015.
Compensation expense for the 2013 Performance Unit Awards is included in "General and administrative" in the Company's unaudited consolidated statements of operations, and the corresponding liability is included in "Other current liabilities" on the unaudited consolidated balance sheets. Due to the quarterly re-measurement of the fair value of the 2013 Performance Unit Awards as of June 30, 2015, compensation expense for the three and six months ended June 30, 2015 was $0.7 million and $1.7 million, respectively. Compensation expense related to the 2012 Performance Unit Awards and the 2013 Performance Unit Awards amounted to $1.1 million and $1.2 million for the three and six months ended June 30, 2014, respectively.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 7—Income taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carry-forwards. Under this method, deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is determined that it is more likely than not that the related tax benefit will not be realized. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary.
The Company evaluates uncertain tax positions for recognition and measurement in the unaudited consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to be recognized in the unaudited consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had no unrecognized tax benefits related to uncertain tax positions in the unaudited consolidated financial statements as of June 30, 2015 or December 31, 2014.
The Company is subject to corporate income taxes and the Texas franchise tax. Income tax benefit for the periods presented consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Current taxes	$—	$—	$—	$—
Deferred taxes	221,846	10,374	218,203	10,267
Income tax benefit	$221,846	$10,374	$218,203	$10,267
Income tax benefit differed from amounts computed by applying the applicable federal income tax rate of 35% to pre-tax earnings as a result of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Income tax benefit computed by applying the statutory rate	$216,608	$10,246	$215,498	$10,283
State income tax, net of federal tax benefit and increase in valuation allowance	5,776	347	5,867	1,634
Non-deductible stock-based compensation	(15)	(123)	(106)	(239)
Stock-based compensation tax deficiency	(381)	(15)	(2,838)	(156)
Change in deferred tax valuation allowance	(11)	(34)	(16)	(1,112)
Other items	(131)	(47)	(202)	(143)
Income tax benefit	$221,846	$10,374	$218,203	$10,267

The effective tax rate on loss before income taxes was 36% and 35% for the three months ended June 30, 2015 and 2014, respectively, and 35% for both the six months ended June 30, 2015 and 2014. The Company's effective tax rate is affected by recurring permanent differences and by discrete items that may occur in any given year, but are not consistent from year to year.
The impact of significant discrete items is separately recognized in the quarter in which they occur. The vesting of certain restricted stock awards could result in federal and state income tax expense or benefits related to the difference between the market price of the common stock at the date of vesting and the date of grant. The exercise of stock option awards could result in federal and state income tax expense or benefits related to the difference between the fair value of the stock option on the grant date and the intrinsic value of the stock option when exercised. The tax impact resulting from vestings of restricted stock awards and exercise of option awards are discrete items. During the three and six months ended June 30, 2015 and 2014, certain shares related to restricted stock awards vested at times when the Company's stock price was lower than the fair value of those shares on the grant date. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. During the three and six months ended June 30, 2014, certain restricted stock options were

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

exercised, for which the related income tax deduction was less than the expense previously recognized for book purposes. There were no stock options exercised during the three and six months ended June 30, 2015. In accordance with GAAP, such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, the Company has not previously recognized any windfall tax benefits; therefore, such shortfalls are included in income tax expense.
The following table presents the tax impact of these shortfalls for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Vesting of restricted stock	$(388)	$—	$(2,889)	$(1)
Exercise of restricted stock options	—	(16)	—	(158)
Tax expense due to shortfalls	$(388)	$(16)	$(2,889)	$(159)
Significant components of the Company's net deferred tax asset (liability) for the periods presented are as follows:

(in thousands)	June 30, 2015	December 31, 2014
Oil and natural gas properties, midstream service assets and other fixed assets	$(322,485)	$(424,712)
Net operating loss carry-forward	433,335	353,724
Derivatives	(77,365)	(121,365)
Stock-based compensation	8,645	10,718
Equity method investee	(6,617)	—
Accrued bonus	2,238	3,256
Capitalized interest	3,014	3,049
Other	1,808	(316)
Gross deferred tax asset (liability)	42,573	(175,646)
Valuation allowance	(1,315)	(1,299)
Net deferred tax asset (liability)	$41,258	$(176,945)
Deferred tax assets and liabilities were classified in the unaudited consolidated balance sheets as follows for the periods presented:

(in thousands)	June 30, 2015	December 31, 2014
Deferred tax asset	$86,347	$—
Deferred tax liability	(45,089)	(176,945)
Deferred tax asset (liability)	$41,258	$(176,945)
The Company had federal net operating loss carry-forwards totaling $1.2 billion and state of Oklahoma net operating loss carry-forwards totaling $71.9 million as of June 30, 2015. These carry-forwards begin expiring in 2026. As of June 30, 2015, the Company believes the federal and the state of Oklahoma net operating loss carry-forwards are fully realizable. The Company considered all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance was needed on either the federal or the Oklahoma net operating loss carry-forwards. Such consideration included estimated future projected earnings based on existing reserves and projected future cash flows from its oil and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of June 30, 2015, the Company's ability to capitalize intangible drilling costs, rather than expensing these costs in order to prevent an operating loss carry-forward from expiring unused, and future projections of Oklahoma sourced income.

The Company's federal and state operating loss carry-forwards include windfall tax deductions from vestings of certain restricted stock awards and stock option exercises that were not recorded in the Company's income tax provision. The amount of windfall tax benefit recognized in additional paid-in capital is limited to the amount of benefit realized currently in income taxes payable. As of June 30, 2015, the Company had suspended additional paid-in capital credits of $4.5 million related to windfall tax deductions. Upon realization of the net operating loss carry-forwards from such windfall tax deductions, the Company would record a benefit of up to $4.5 million in additional paid-in capital.
The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2015, a full valuation allowance of $1.3 million was recorded against the deferred tax asset related to the Company's charitable contribution carry-forward of $3.7 million.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The Company's income tax returns for the years 2012 through 2014 remain open and subject to examination by federal tax authorities and/or the tax authorities in Oklahoma and Texas, which are the jurisdictions where the Company has operations. Additionally, the statute of limitations for examination of federal net operating loss carry-forwards typically does not begin to run until the year the attribute is utilized in a tax return.
Note 8—Derivatives
a. Commodity derivatives
The Company engages in derivative transactions such as collars, swaps, puts and basis swaps to hedge price risks due to unfavorable changes in oil and natural gas prices related to its production. As of June 30, 2015, the Company had 36 open derivative contracts with financial institutions that extend from July 2015 to December 2017. None of these contracts were designated as hedges for accounting purposes. The contracts are recorded at fair value on the balance sheet and gains and losses are recognized in current period earnings. Gains and losses on derivatives are reported on the unaudited consolidated statements of operations in the "Loss on derivatives, net" line item.
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
During the first quarter of 2014, the Company unwound a physical commodity contract and the associated oil basis swap financial derivative contract that hedged the differential between the Light Louisiana Sweet Argus and the Brent International Petroleum Exchange index oil prices. Prior to its unwind, the physical commodity contract qualified to be scoped out of mark-to-market accounting in accordance with the normal purchase and normal sale scope exemption. Once modified to settle financially in the unwind agreement, the contract ceased to qualify for the normal purchase and normal sale scope exemption, therefore requiring it to be marked-to-market. The Company received net proceeds of $76.7 million from the early termination of these contracts. The Company agreed to settle the contracts early due to the counterparty's decision to exit the physical commodity trading business.
The following represents cash settlements received (paid) for derivatives for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Cash settlements received (paid) for matured commodity derivatives	$46,596	$(4,420)	$109,737	$(5,851)
Early terminations of commodity derivatives received	—	—	—	76,660
Cash settlements received (paid) for derivatives, net	$46,596	$(4,420)	$109,737	$70,809

The following table summarizes open positions as of June 30, 2015, and represents, as of such date, derivatives in place through December 2017 on annual production volumes:

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

	Remaining Year 2015	Year 2016	Year 2017
Oil positions:(1)
Puts:
Hedged volume (Bbl)	228,000	—	—
Weighted-average price ($/Bbl)	$75.00	$—	$—
Swaps:
Hedged volume (Bbl)	336,000	1,573,800	—
Weighted-average price ($/Bbl)	$96.56	$84.82	$—
Collars:
Hedged volume (Bbl)	3,283,760	3,654,000	2,628,000
Weighted-average floor price ($/Bbl)	$79.81	$73.99	$77.22
Weighted-average ceiling price ($/Bbl)	$95.41	$89.63	$97.22
Totals:
Total volume hedged with ceiling price (Bbl)	3,619,760	5,227,800	2,628,000
Weighted-average ceiling price ($/Bbl)	$95.51	$88.18	$97.22
Total volume hedged with floor price (Bbl)	3,847,760	5,227,800	2,628,000
Weighted-average floor price ($/Bbl)	$80.99	$77.25	$77.22
Basis swaps:(2)
Hedged volume (Bbl)	1,840,000	—	—
Weighted-average price ($/Bbl)	$(1.95)	$—	$—
Natural gas positions:(3)
Collars:
Hedged volume (MMBtu)	14,384,000	18,666,000	—
Weighted-average floor price ($/MMBtu)	$3.00	$3.00	$—
Weighted-average ceiling price ($/MMBtu)	$5.96	$5.60	$—
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
By using derivatives to hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. For the Company, market risk is the exposure to changes in the market price of oil and natural gas, which are subject to fluctuations from a variety of factors, including changes in supply and demand. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, thereby creating credit risk. The Company's counterparties are participants in the Senior Secured Credit Facility, which is secured by the Company's oil and natural gas reserves; therefore, the Company is not required to post any collateral. The Company does not require collateral from its derivative counterparties. The Company minimizes the credit risk in derivatives by: (i) limiting its exposure to any single counterparty, (ii) entering into derivatives only with counterparties that meet the Company's minimum credit quality standard or have a guarantee from an affiliate that meets the Company's minimum credit quality standard and (iii) monitoring the creditworthiness of the Company's counterparties on an ongoing basis.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company conducts a review of fair value hierarchy classifications on an annual basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Transfers between fair value hierarchy levels are recognized and reported in the period in which the transfer occurred. No transfers between fair value hierarchy levels occurred during the three or six months ended June 30, 2015 or 2014.

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

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
As of June 30, 2015:
Assets
Current:
Oil derivatives	$—	$124,414	$—	$124,414	$(3,100)	$121,314
Natural gas derivatives	—	7,554	—	7,554	—	7,554
Oil deferred premiums	—	—	—	—	(4,695)	(4,695)
Natural gas deferred premiums	—	—	—	—	(350)	(350)
Noncurrent:
Oil derivatives	$—	$85,079	$—	$85,079	$—	$85,079
Natural gas derivatives	—	2,514	—	2,514	—	2,514
Oil deferred premiums	—	—	—	—	(7,042)	(7,042)
Natural gas deferred premiums	—	—	—	—	—	—
Liabilities
Current:
Oil derivatives	$—	$(3,100)	$—	$(3,100)	$3,100	$—
Natural gas derivatives	—	—	—	—	—	—
Oil deferred premiums	—	—	(4,695)	(4,695)	4,695	—
Natural gas deferred premiums	—	—	(350)	(350)	350	—
Noncurrent:
Oil derivatives	$—	$—	$—	$—	$—	$—
Natural gas derivatives	—	—	—	—	—	—
Oil deferred premiums	—	—	(7,042)	(7,042)	7,042	—
Natural gas deferred premiums	—	—	—	—	—	—
Net derivative position	$—	$216,461	$(12,087)	$204,374	$—	$204,374

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
As of December 31, 2014:
Assets
Current:
Oil derivatives	$—	$190,303	$—	$190,303	$—	$190,303
Natural gas derivatives	—	9,647	—	9,647	—	9,647
Oil deferred premiums	—	—	—	—	(4,653)	(4,653)
Natural gas deferred premiums	—	—	—	—	(696)	(696)
Noncurrent:
Oil derivatives	$—	$117,963	$—	$117,963	$—	$117,963
Natural gas derivatives	—	3,646	—	3,646	—	3,646
Oil deferred premiums	—	—	—	—	(3,821)	(3,821)
Natural gas deferred premiums	—	—	—	—	—	—
Liabilities
Current:
Oil derivatives	$—	$—	$—	$—	$—	$—
Natural gas derivatives	—	—	—	—	—	—
Oil deferred premiums	—	—	(4,768)	(4,768)	4,653	(115)
Natural gas deferred premiums	—	—	(696)	(696)	696	—
Noncurrent:
Oil derivatives	$—	$—	$—	$—	$—	$—
Natural gas derivatives	—	—	—	—	—	—
Oil deferred premiums	—	—	(3,821)	(3,821)	3,821	—
Natural gas deferred premiums	—	—	—	—	—	—
Net derivative position	$—	$321,559	$(9,285)	$312,274	$—	$312,274
These items are included as "Derivatives" on the unaudited consolidated balance sheets. Significant Level 2 assumptions associated with the calculation of discounted cash flows used in the mark-to-market analysis of commodity derivatives include each derivative contract's corresponding commodity index price, appropriate risk-adjusted discount rates and other relevant data.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents actual cash payments required for deferred premiums as of June 30, 2015, and for the calendar years following:

(in thousands)
Remaining 2015	$2,497
2016	4,471
2017	4,967
2018	426
Total	$12,361
A summary of the changes in assets classified as Level 3 measurements for the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Balance of Level 3 at beginning of period	$(8,882)	$(10,790)	$(9,285)	$(12,684)
Change in net present value of deferred premiums for derivatives	(45)	(55)	(88)	(120)
Total purchases and settlements:
Purchases	(4,409)	—	(5,384)	—
Settlements	1,249	1,820	2,670	3,779
Balance of Level 3 at end of period	$(12,087)	$(9,025)	$(12,087)	$(9,025)
b. Fair value measurement on a nonrecurring basis
The Company accounts for the impairment of long-lived assets, if any, at fair value on a nonrecurring basis. For purposes of fair value measurement, it was determined that the impairment of long-lived assets is classified as Level 3, based on the use of internally developed cash flow models. See Note 2.n for discussion regarding the Company's impairments of materials and supplies and line-fill during the three and six months ended June 30, 2015.
The accounting policies for impairment of oil and natural gas properties are discussed in Note 2.g. Significant inputs included in the calculation of discounted cash flows used in the impairment analysis include the Company's estimate of operating and development costs, anticipated production of evaluated reserves and other relevant data. See Note 2.g for discussion regarding the Company's second-quarter full cost ceiling impairment.
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
The Company uses derivatives to hedge its exposure to oil and natural gas price volatility. These transactions expose the Company to potential credit risk from its counterparties. In accordance with the Company's standard practice, its derivatives are subject to counterparty netting under agreements governing such derivatives; therefore, the credit risk associated with its derivative counterparties is somewhat mitigated. See Notes 2.f, 8 and 9 for additional information regarding the Company's derivatives.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

b.    Drilling contracts

The Company has committed to drilling contracts with various third parties to complete its various drilling projects. The contracts contain early termination clauses that require the Company to potentially pay penalties to the third parties should the Company cease drilling efforts. These penalties would negatively impact the Company's financial statements upon early contract termination, especially if a significant number of such contracts were terminated early in their respective terms. In the fourth quarter of 2014, the Company announced a reduced 2015 capital expenditure budget compared to 2014. As a result, the Company began releasing rigs as drilling contracts came close to expiration and incurred charges of $0.5 million in the fourth quarter of 2014. No comparable amounts were recorded in the three and six months ended June 30, 2015 or 2014. Future commitments of $27.0 million as of June 30, 2015 are not recorded in the accompanying unaudited consolidated balance sheets. Management does not currently anticipate the early termination of any existing contracts in 2015 that would result in a substantial penalty.

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

d.    Other commitments

See Notes 15.a and 19.b for discussion regarding the commitments to the Company's non-consolidated variable interest entity ("VIE").
Note 12—Restructuring
Following the fourth-quarter 2014 drop in oil prices, in an effort to reduce costs and to better position the Company for ongoing efficient growth, on January 20, 2015, the Company executed a company-wide restructuring and reduction in force (the "RIF") that included (i) the relocation of certain employees in the Company's Dallas, Texas area office to the Company's other existing offices in Tulsa, Oklahoma and Midland, Texas; (ii) closing the Company's Dallas, Texas area office; (iii) a workforce reduction of approximately 75 employees and (iv) the release of 24 contract personnel. The RIF was communicated to employees on January 20, 2015 and was generally effective immediately. The Company's compensation committee approved the RIF and the related severance package. The Company incurred $6.0 million in expenses during the six months ended June 30, 2015 related to the RIF.
Note 13—Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of non-vested restricted stock awards, performance share awards and outstanding restricted stock options. For the three and six months ended June 30, 2015 and 2014, all of these potentially dilutive items were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net loss per share.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following is the calculation of basic and diluted weighted-average common shares outstanding and net loss per share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except for per share data)	2015	2014	2015	2014
Net loss (numerator):
Net loss—basic and diluted	$(397,034)	$(18,899)	$(397,506)	$(19,112)
Weighted-average common shares outstanding (denominator)(1):
Basic	211,078	141,298	186,886	141,183
Diluted	211,078	141,298	186,886	141,183
Net loss per share:
Basic	$(1.88)	$(0.13)	$(2.13)	$(0.14)
Diluted	$(1.88)	$(0.13)	$(2.13)	$(0.14)
______________________________________________________________________________

(1)
For the three and six months ended June 30, 2015, weighted-average common shares outstanding used in the computation of basic and diluted net loss per share attributable to stockholders has been computed taking into account the March 2015 Equity Offering.

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
LMS contributed $14.5 million during the six months ended June 30, 2015 and $8.2 million and $19.5 million during the three and six months ended June 30, 2014, respectively, to Medallion Gathering & Processing, LLC, a Texas limited liability company formed on October 12, 2012, and its wholly-owned subsidiaries (together "Medallion"). No contributions were made to Medallion during the three months ended June 30, 2015. See Note 19.b for discussion on a contribution made to Medallion subsequent to June 30, 2015.
LMS holds 49% of Medallion ownership units. Medallion was established for the purpose of developing midstream solutions and providing midstream infrastructure to bring oil, NGL and natural gas to market. LMS and the other 51% interest-holder have agreed that the voting rights of Medallion, the profit and loss sharing, and the additional capital contribution requirements shall be equal to the ownership unit percentage held. Additionally, Medallion requires a super-majority vote of 75% for all key operating and business decisions. The Company has determined that Medallion is a VIE. However, LMS is not considered to be the primary beneficiary of the VIE because LMS does not have the power to direct the activities that most significantly affect Medallion's economic performance. As such, Medallion is accounted for under the equity method of accounting with the Company's proportionate share of Medallion's net income (loss) reflected in the unaudited consolidated statements of operations as "Income (loss) from equity method investee" and the carrying amount reflected in the unaudited consolidated balance sheets as "Investment in equity method investee."
During the six months ended June 30, 2015, Medallion continued expansion activities on existing portions of its pipeline infrastructure in order to gather additional third-party oil production. During the three months ended June 30, 2015, Medallion began recognizing revenue due to its main pipeline becoming fully operational. See Note 15.a for discussion of items included in the unaudited consolidated financial statements related to Medallion.
During the three months ended June 30, 2015, the Company negotiated a buyout of a minimum volume commitment to Medallion, which was related to natural gas gathering infrastructure Medallion constructed on acreage that the Company does not plan to develop. The portion of the buyout that was related to the Company's minimum volume commitment for future

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

periods was $3.0 million and is included in the unaudited consolidated statements of operations in the line item "Minimum volume commitments" for the period in which the buyout was settled.
Note 15—Related Parties
a.    Medallion
The following table summarizes items included in the unaudited consolidated statements of operations related to Medallion for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Midstream service revenues	$390	$—	$487	$—
Minimum volume commitments	3,579	588	5,235	1,104
Interest and other income	—	—	108	—
The following table summarizes items included in the unaudited consolidated balance sheets related to Medallion for the periods presented:

(in thousands)	June 30, 2015	December 31, 2014
Other assets, net	$1,229	$1,110
Other current liabilities	27,917	3,443
Amounts included in "Other assets, net" above represent LMS owned line-fill in Medallion's pipeline and amounts included in "Other current liabilities" above represent LMS's capital contribution paid to Medallion subsequent to June 30, 2015. See Note 14 for additional discussion of Medallion and Note 19.b for additional discussion of the subsequent payment to Medallion.
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
The following table summarizes the net oil, NGL and natural gas sales (oil, NGL and natural gas sales less production taxes) received from Targa and included in the unaudited consolidated statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Oil, NGL and natural gas sales	$34,012	$23,997	$53,643	$46,476
The following table summarizes the amounts included in oil, NGL and natural gas sales receivable from Targa in the unaudited consolidated balance sheets for the periods presented:

(in thousands)	June 30, 2015	December 31, 2014
Accounts receivable, net	$9,333	$12,869
Note 16—Segments
Since the beginning of 2015, the Company has presented financial results by segment to highlight the growing value of its midstream and marketing segment and its interest in Medallion, as Medallion's third-party revenues increase.
The Company operates in two business segments, which are (i) exploration and production and (ii) midstream and marketing. The exploration and production segment is engaged in the acquisition, exploration and development of oil and natural gas properties. The midstream and marketing segment provides the exploration and production segment and certain third parties with (i) any products and services that need to be delivered by midstream infrastructure, including oil and natural gas gathering services as well as rig fuel, natural gas lift and water in the primary drilling corridors and (ii) takeaway optionality in the field and firm service commitments to maximize oil, NGL and natural gas revenues.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following tables present selected financial information regarding the Company's operating segments for the periods presented:

(in thousands)	Exploration and production	Midstream and marketing	Intercompany eliminations	Consolidated company
Three months ended June 30, 2015:
Oil, NGL and natural gas sales	$125,679	$221	$(346)	$125,554
Midstream service revenues	—	4,362	(2,636)	1,726
Sales of purchased oil	—	55,051	—	55,051
Total revenues	125,679	59,634	(2,982)	182,331
Lease operating expenses, including production tax	41,423	—	(2,717)	38,706
Midstream service expenses, including minimum volume commitments	4,399	998	(221)	5,176
Costs of purchased oil	—	54,417	—	54,417
General and administrative(1)	21,347	1,861	—	23,208
Depletion, depreciation and amortization(2)	69,987	2,125	—	72,112
Other operating costs and expenses(3)	490,147	45	—	490,192
Operating income (loss)	$(501,624)	$188	$(44)	$(501,480)
Other financial information:
Income from equity method investee	$—	$2,914	$—	$2,914
Interest expense(4)	$(22,845)	$(1,125)	$—	$(23,970)
Loss on early redemption of debt(4)	$(30,056)	$(1,481)	$—	$(31,537)
Capital expenditures(5)	$(133,259)	$(13,841)	$—	$(147,100)
Gross property and equipment(6)	$5,170,912	$257,073	$(365)	$5,427,620
Three months ended June 30, 2014:
Oil, NGL and natural gas sales	$182,872	$—	$—	$182,872
Midstream service revenues	—	1,542	(1,370)	172
Total revenues	182,872	1,542	(1,370)	183,044
Lease operating expenses, including production tax	34,709	—	(1,370)	33,339
Midstream service expenses, including minimum volume commitments	—	2,114	—	2,114
General and administrative(1)	27,742	1,810	—	29,552
Depletion, depreciation and amortization(2)	52,261	795	—	53,056
Other operating costs and expenses(3)	422	—	—	422
Operating income (loss)	$67,738	$(3,177)	$—	$64,561
Other financial information:
Loss from equity method investee	$—	$(41)	$—	$(41)
Interest expense(4)	$(29,729)	$(928)	$—	$(30,657)
Capital expenditures(5)	$(229,922)	$(15,705)	$—	$(245,627)
Gross property and equipment(6)	$3,962,611	$123,648	$—	$4,086,259
_______________________________________________________________________________

(1)
General and administrative costs were allocated based on the number of employees in the respective segment as of June 30, 2015 and 2014. However, payroll, deferred compensation, vehicle costs and the capitalization of payroll and deferred compensation associated with land and geology are based on actual costs for each segment for the three months ended June 30, 2015 and 2014.

(2)
Depletion, depreciation and amortization is based on actual costs for each segment with the exception of the allocation of other fixed assets, which is based on the number of employees in the respective segment as of June 30, 2015 and 2014.

(3)
Includes accretion of asset retirement obligations and impairments for the three months ended June 30, 2015 and 2014. These expenses are based on actual costs and are not allocated. See Notes 2.g and 2.n for discussion of the Company's impairments.

(4)	Interest expense and loss on early redemption of debt are allocated based on gross property and equipment and total contributions to the Company's equity method investee as of June 30, 2015 and 2014.

(5)	Capital expenditures excludes acquisition of oil and natural gas properties for the three months ended June 30, 2014.

(6)
Gross property and equipment includes investment in equity method investee totaling $103.2 million and $40.9 million as of June 30, 2015 and 2014, respectively. Other fixed assets were allocated based on the number of employees in the respective segment as of June 30, 2015 and 2014.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(in thousands)	Exploration and production		Midstream and marketing		Intercompany eliminations	Consolidated company
Six months ended June 30, 2015:
Oil, NGL and natural gas sales	$243,890	—	$333	—	$(551)	$243,672
Midstream service revenues	—	—	8,045	—	(5,010)	3,035
Sales of purchased oil	—	—	86,318	—	—	86,318
Total revenues	243,890		94,696		(5,561)	333,025
Lease operating expenses, including production tax	85,268	—	—	—	(5,096)	80,172
Midstream service expenses, including minimum volume commitments	4,399	—	4,340	—	(333)	8,406
Costs of purchased oil	—	—	85,617	—	—	85,617
General and administrative(1)	41,125	—	3,938	—	—	45,063
Depletion, depreciation and amortization(2)	140,244	—	3,810	—	—	144,054
Other operating costs and expenses(3)	497,338	—	353	—	—	497,691
Operating loss	$(524,484)		$(3,362)		$(132)	$(527,978)
Other financial information:
Income from equity method investee	$—	—	$2,481	—	$—	$2,481
Interest expense(4)	$(53,932)	—	$(2,452)	—	$—	$(56,384)
Loss on early redemption of debt(4)	$(30,056)		$(1,481)		$—	$(31,537)
Capital expenditures(5)	$(380,872)	—	$(34,314)	—	$—	$(415,186)
Gross property and equipment(6)	$5,170,912		$257,073		$(365)	$5,427,620
Six months ended June 30, 2014:
Oil, NGL and natural gas sales	$356,086		$—		$—	$356,086
Midstream service revenues	—		2,572		(2,304)	268
Sales of purchased oil	—		—		—	—
Total revenues	356,086		2,572		(2,304)	356,354
Lease operating expenses, including production tax	69,878		—		(2,304)	67,574
Midstream service expenses, including minimum volume commitments	—		3,475		—	3,475
General and administrative(1)	54,058		3,148		—	57,206
Depletion, depreciation and amortization(2)	101,229		1,434		—	102,663
Other operating costs and expenses(3)	837		—		—	837
Operating income (loss)	$130,084		$(5,485)		$—	$124,599
Other financial information:
Loss from equity method investee	$—		$(25)		$—	$(25)
Interest expense(4)	$(58,103)		$(1,540)		$—	$(59,643)
Capital expenditures(5)	$(420,331)		$(26,225)		$—	$(446,556)
Gross property and equipment(6)	$3,962,611		$123,648		$—	$4,086,259
_______________________________________________________________________________

(1)
General and administrative costs were allocated based on the number of employees in the respective segment as of June 30, 2015 and 2014. However, payroll, deferred compensation, vehicle costs and the capitalization of payroll and deferred compensation associated with land and geology are based on actual costs for each segment for the six months ended June 30, 2015 and 2014.

(2)
Depletion, depreciation and amortization is based on actual costs for each segment with the exception of the allocation of other fixed assets, which is based on the number of employees in the respective segment as of June 30, 2015 and 2014.

(3)
Includes the following expenses: restructuring expense, accretion of asset retirement obligations and impairments for the six months ended June 30, 2015 and 2014. These expenses are based on actual costs and are not allocated. See Notes 2.g and 2.n for discussion of the Company's impairments.

(4)	Interest expense and loss on early redemption of debt are allocated based on gross property and equipment and total contributions to the Company's equity method investee as of June 30, 2015 and 2014.

(5)	Capital expenditures excludes acquisition of mineral interests and acquisition of oil and natural gas properties for the six months ended June 30, 2014.

(6)
Gross property and equipment includes investment in equity method investee totaling $103.2 million and $40.9 million as of June 30, 2015 and 2014, respectively. Other fixed assets were allocated based on the number of employees in the respective segment as of June 30, 2015 and 2014.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 17—Subsidiary guarantees
Laredo and the Guarantors have fully and unconditionally guaranteed the January 2022 Notes, the May 2022 Notes, the March 2023 Notes and the Senior Secured Credit Facility, subject to the Releases. In accordance with practices accepted by the SEC, Laredo has prepared condensed consolidating financial statements to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following unaudited condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014, unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2015 and 2014 and unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014 present financial information for Laredo on a stand-alone basis (carrying any investment in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a condensed consolidated basis. Deferred income taxes for LMS and for GCM are recorded on Laredo's statements of financial position, statements of operations and statements of cash flows as they are disregarded entities for income tax purposes. Laredo and the Guarantors are not restricted from making intercompany distributions to each other.

Condensed consolidating balance sheet
June 30, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$91,619	$18,724	$—	$110,343
Other current assets	194,806	9,596	—	204,402
Total oil and natural gas properties, net	2,896,862	7,249	(365)	2,903,746
Total midstream service assets, net	—	136,862	—	136,862
Total other fixed assets, net	44,273	399	—	44,672
Investment in subsidiaries and equity method investee	233,920	103,181	(233,920)	103,181
Total other long-term assets	194,659	4,164	—	198,823
Total assets	$3,656,139	$280,175	$(234,285)	$3,702,029

Accounts payable	$21,591	$1,673	$—	$23,264
Other current liabilities	244,892	41,918	—	286,810
Long-term debt	1,425,000	—	—	1,425,000
Other long-term liabilities	35,344	2,664	—	38,008
Stockholders' equity	1,929,312	233,920	(234,285)	1,928,947
Total liabilities and stockholders' equity	$3,656,139	$280,175	$(234,285)	$3,702,029

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating balance sheet
December 31, 2014
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$107,860	$19,069	$—	$126,929
Other current assets	238,300	24	—	238,324
Total oil and natural gas properties, net	3,196,231	7,277	(233)	3,203,275
Total midstream service assets, net	—	108,462	—	108,462
Total other fixed assets, net	42,046	299	—	42,345
Investment in subsidiaries and equity method investee	163,349	58,288	(163,349)	58,288
Total other long-term assets	150,430	4,496	—	154,926
Total assets	$3,898,216	$197,915	$(163,582)	$3,932,549

Accounts payable	$38,453	$555	$—	$39,008
Other current liabilities	354,217	31,800	—	386,017
Long-term debt	1,801,295	—	—	1,801,295
Other long-term liabilities	140,817	2,211	—	143,028
Stockholders' equity	1,563,434	163,349	(163,582)	1,563,201
Total liabilities and stockholders' equity	$3,898,216	$197,915	$(163,582)	$3,932,549

Condensed consolidating statement of operations
For the three months ended June 30, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total operating revenues	$125,687	$59,626	$(2,982)	$182,331
Total operating costs and expenses	629,359	57,390	(2,938)	683,811
Operating income (loss)	(503,672)	2,236	(44)	(501,480)
Interest expense and other, net	(23,797)	—	—	(23,797)
Other non-operating income (expense)	(91,367)	2,914	(5,150)	(93,603)
Income (loss) before income tax	(618,836)	5,150	(5,194)	(618,880)
Deferred income tax benefit	221,846	—	—	221,846
Net income (loss)	$(396,990)	$5,150	$(5,194)	$(397,034)

Condensed consolidating statement of operations
For the six months ended June 30, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total operating revenues	$243,833	$94,753	$(5,561)	$333,025
Total operating costs and expenses	772,667	93,765	(5,429)	861,003
Operating income (loss)	(528,834)	988	(132)	(527,978)
Interest expense and other, net	(56,088)	—	—	(56,088)
Other non-operating income (expense)	(30,655)	2,481	(3,469)	(31,643)
Income (loss) before income tax	(615,577)	3,469	(3,601)	(615,709)
Deferred income tax benefit	218,203	—	—	218,203
Net income (loss)	$(397,374)	$3,469	$(3,601)	$(397,506)

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of operations
For the three months ended June 30, 2014
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total operating revenues	$182,872	$1,542	$(1,370)	$183,044
Total operating costs and expenses	116,596	3,257	(1,370)	118,483
Operating income (loss)	66,276	(1,715)	—	64,561
Interest expense and other, net	(30,463)	—	—	(30,463)
Other non-operating expense	(65,086)	(44)	1,759	(63,371)
Loss before income tax	(29,273)	(1,759)	1,759	(29,273)
Deferred income tax benefit	10,374	—	—	10,374
Net loss	$(18,899)	$(1,759)	$1,759	$(18,899)

Condensed consolidating statement of operations
For the six months ended June 30, 2014
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total operating revenues	$356,086	$2,572	$(2,304)	$356,354
Total operating costs and expenses	229,106	4,953	(2,304)	231,755
Operating income (loss)	126,980	(2,381)	—	124,599
Interest expense and other, net	(59,366)	—	—	(59,366)
Other non-operating expense	(96,993)	(77)	2,458	(94,612)
Loss before income tax	(29,379)	(2,458)	2,458	(29,379)
Deferred income tax benefit	10,267	—	—	10,267
Net loss	$(19,112)	$(2,458)	$2,458	$(19,112)

Condensed consolidating statement of cash flows
For the six months ended June 30, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash flows provided by (used in) operating activities	$136,092	$(18,318)	$(3,469)	$114,305
Change in investments between affiliates	(70,472)	67,003	3,469	—
Capital expenditures and other	(380,961)	(48,685)	—	(429,646)
Net cash flows provided by financing activities	343,613	—	—	343,613
Net increase in cash and cash equivalents	28,272	—	—	28,272
Cash and cash equivalents at beginning of period	29,320	1	—	29,321
Cash and cash equivalents at end of period	$57,592	$1	$—	$57,593

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
Note 18—Recent accounting pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued new guidance in Topic 330, Inventory, which seeks to simplify the measurement of inventory. The amendments in this update apply to inventory that is measured using all methods excluding last-in, first-out and the retail inventory method. The main substantive provision of this guidance is for an entity to change the subsequent measurement of inventory, within the scope of this guidance, from LCM to the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years and should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption of this standard.
In April 2015, the FASB issued new guidance in Subtopic 835-30, Interest-Imputation of Interest, which seeks to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in an entity's balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. Entities should apply the amendments on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption of this standard.
In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard's application impact to individual financial statement line items. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption of this standard.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 19—Subsequent events
a.    Senior Secured Credit Facility
On July 15, 2015, the Company borrowed an additional $10.0 million on the Senior Secured Credit Facility. The outstanding balance under the Senior Secured Credit Facility was $135.0 million at August 5, 2015.
b.    Medallion capital call
On July 1, 2015, the Company contributed $27.9 million to fund continued expansion activities on existing portions of Medallion's pipeline infrastructure in order to gather additional third-party production. As of June 30, 2015, the Company had recorded a capital contribution payable in the amount of this capital call.
c. New commodity derivative contract
Subsequent to June 30, 2015, the Company entered into the following new commodity derivative contract:

	Aggregate volumes	Floor Price	Ceiling Price	Contract period
Natural gas (volumes in MMBtu):
Price collar(1)	5,475,000	$3.00	$4.00	January 2017 - December 2017
_____________________________________________________________

(1)	The associated commodity derivative will be settled based on the Inside FERC index price for West Texas Waha. A $0.5 million deferred premium is associated with this contract.
d. Divestiture of non-strategic assets
On August 3, 2015, the Company entered into an agreement to sell non-strategic, and primarily non-operated properties and the associated production for $64.8 million, subject to closing adjustments. This divestiture is comprised of 5,882 net acres and 119 producing properties, is effective July 1, 2015 and is expected to close on or before September 15, 2015.
Note 20—Supplementary information
Costs incurred in oil and natural gas property acquisition, exploration and development activities
Costs incurred in the acquisition, exploration and development of oil and natural gas assets are presented below for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Property acquisition costs:				—
Evaluated	$—	$3,848	$—	$3,873
Unevaluated	—	2,645	—	9,925
Exploration	3,841	8,143	8,354	16,642
Development costs(1)	110,518	220,240	317,190	408,553
Total costs incurred	$114,359	$234,876	$325,544	$438,993
____________________________________________________________________________

(1)
The costs incurred for oil and natural gas development activities include $0.5 million and $0.9 million in asset retirement obligations for the three months ended June 30, 2015 and 2014, respectively, and $1.0 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2014 Annual Report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Laredo," "we," "us," "our" or similar terms (i) when used in the present tense, prospectively or from October 24, 2014, refer to Laredo, LMS and GCM collectively and (ii) when used for historical periods from December 31, 2013 to October 23, 2014, refer to Laredo and LMS collectively, unless the context otherwise indicates or requires. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin in West Texas. Since our inception, we have grown primarily through our drilling program coupled with select strategic acquisitions and joint ventures.
Our financial and operating performance for the three months ended June 30, 2015 included the following:

•	Oil, NGL and natural gas sales of $125.6 million, compared to $182.9 million for the three months ended June 30, 2014;

•	Average daily sales volumes of 46,532 BOE/D, compared to 28,653 BOE/D for the three months ended June 30, 2014;

•	Net loss of $397.0 million, including an after-tax non-cash full cost ceiling impairment of $314.1 million, compared to a net loss of $18.9 million for the three months ended June 30, 2014; and

•	Adjusted EBITDA (a non-GAAP financial measure) of $117.9 million, compared to $117.9 million for the three months ended June 30, 2014.
Our financial and operating performance for the six months ended June 30, 2015 included the following:

•	Oil, NGL and natural gas sales of $243.7 million, compared to $356.1 million for the six months ended June 30, 2014;

•	Average daily sales volumes of 47,007 BOE/D, compared to 27,852 BOE/D for the six months ended June 30, 2014;

•	Net loss of $397.5 million, including an after-tax non-cash full cost ceiling impairment of $314.1 million, compared to a net loss of $19.1 million for the six months ended June 30, 2014; and

•	Adjusted EBITDA (a non-GAAP financial measure) of $236.5 million, compared to $305.3 million for the six months ended June 30, 2014.
Recent developments
Future full cost impairment
We review the carrying value of our oil and natural gas properties under the full cost accounting rules of the SEC on a quarterly basis, and we recorded a full cost ceiling impairment as of June 30, 2015. The substantial decrease in oil, NGL and natural gas prices that began in the second half of 2014 has continued into the third quarter of 2015, and if prices remain at or below the current depressed levels, we may incur additional non-cash full cost impairments in the future, which could have a material adverse effect on our results of operations for the periods in which the impairments are incurred. The potential likely effects of the current trends and uncertainties in oil, NGL and natural gas prices on our future full cost ceiling tests cannot be meaningfully quantified due to the number of uncertain variables that affect our calculation such as (i) significant changes in drilling and completion costs, (ii) changes in oilfield service costs, (iii) production results, (iv) our ability, in a low price environment, to strategically drill the most economic locations in our multi-stack horizontal targets and (v) any potential value added to our proved reserves when testing recoverability from drilling unreported probable and possible locations. If we were to assume that as of August 5, 2015, all the uncertainties and variables above remained constant in our reserve report as of June

30, 2015 and we further substitute SEC Prices as of August 1, 2015, we will have an additional potentially material impairment to record as of September 30, 2015. However, the impact of such uncertainties and variables above will impact the need and amount of a potential impairment. See Note 2.g to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for SEC Prices used in our full cost ceiling test as of June 30, 2015.
Divestiture of non-strategic assets
On August 3, 2015, we entered into an agreement to sell non-strategic, and primarily non-operated properties and the associated production for $64.8 million, subject to closing adjustments. This divestiture is comprised of 5,882 net acres and 119 producing properties, is effective July 1, 2015 and is expected to close on or before September 15, 2015.
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
Core areas of operations
The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. As of June 30, 2015, we had assembled 159,509 net acres in the Permian Basin, of which 149,921 net acres are located in our Permian-Garden City area.
Reserves and pricing
Our results of operations are heavily influenced by commodity prices, which historically experience significant fluctuations and have significantly declined in recent months. Prices for oil, NGL and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil, NGL and natural gas, market uncertainty, economic conditions and a variety of additional factors. A rapid decline in commodity prices has occurred and has continued throughout 2015. A continuation of depressed commodity prices may affect the economic viability of and ability to fund drilling projects, as well as the economic valuation and economic recovery of oil, NGL and natural gas reserves.
Our reserves as of June 30, 2015 were reported in three streams: oil, NGL and natural gas. Our reserves as of June 30, 2014 were reported in two streams: oil and liquids-rich natural gas with the economic value of the NGL in our natural gas included in the wellhead natural gas price. The SEC Prices as of June 30, 2015 and June 30, 2014 used to value our reserves were $68.17 per Bbl for oil, $26.73 per Bbl for NGL and $3.22 per MMBtu for natural gas and $96.85 per Bbl for oil and $4.03 per MMBtu for liquids-rich natural gas, respectively. The SEC Prices used to estimate proved reserves for all periods do not include derivative transactions. These SEC Prices were held constant throughout the life of the properties and have been adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.
We have entered into a number of commodity derivatives, which have enabled us to offset a portion of the changes in our cash flow caused by price fluctuations on our production as discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Sources of our revenue
Our revenues are primarily derived from the sale of oil, NGL and natural gas and the sale of purchased oil within the continental United States and do not include the effects of derivatives. For the three months ended June 30, 2015, our revenues were comprised of sales of 54% oil, 8% NGL, 7% natural gas, 30% sale of purchased oil and 1% midstream service revenues. For the six months ended June 30, 2015, our revenues were comprised of sales of 57% oil, 8% NGL, 8% natural gas, 26% sale of purchased oil and 1% midstream service revenues. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold and/or changes in commodity prices.

Results of operations
Three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014
Sales volumes, oil, NGL and natural gas revenues and pricing
The following table sets forth information regarding sales volumes, oil, NGL and natural gas revenues and average sales prices per BOE sold, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Sales volumes(1):
Oil (MBbl)	1,938	1,513	4,110	2,934
NGL (MBbl)	1,095	—	2,084	—
Natural gas (MMcf)	7,205	6,567	13,885	12,643
Oil equivalents (MBOE)(2)(3)	4,234	2,607	8,508	5,041
Average daily sales volumes (BOE/D)(3)	46,532	28,653	47,007	27,852
% Oil	46%	58%	48%	58%
Oil, NGL and natural gas revenues (in thousands)(1):
Oil	$98,394	$142,919	$189,009	$273,346
NGL	14,081	—	27,268	—
Natural gas	13,079	39,953	27,395	82,740
Total revenues	$125,554	$182,872	$243,672	$356,086
Average sales prices(1):
Oil, realized ($/Bbl)(4)	$50.77	$94.47	$45.99	$93.17
NGL, realized ($/Bbl)(4)	$12.85	$—	$13.08	$—
Natural gas, realized ($/Mcf)(4)	$1.82	$6.08	$1.97	$6.54
Average price, realized ($/BOE)(4)	$29.65	$70.13	$28.64	$70.63
Oil, hedged ($/Bbl)(5)	$72.39	$90.55	$70.87	$90.25
NGL, hedged ($/Bbl)(5)	$12.85	$—	$13.08	$—
Natural gas, hedged ($/Mcf)(5)	$2.29	$6.04	$2.32	$6.46
Average price, hedged ($/BOE)(5)	$40.36	$67.75	$41.22	$68.73
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

The following table presents cash settlements received (paid) for matured commodity derivatives and premiums incurred previously or upon settlement attributable to instruments that settled during the periods utilized in our calculation of the hedged prices presented above:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Cash settlements received (paid) for matured commodity derivatives:
Oil	$42,972	$(4,337)	$104,558	$(5,231)
Natural gas	3,624	(83)	5,179	(620)
Total	$46,596	$(4,420)	$109,737	$(5,851)
Premiums paid attributable to contracts that matured during the respective period:
Oil	$(1,073)	$(1,589)	$(2,318)	$(3,318)
Natural gas	(176)	(231)	(352)	(461)
Total	$(1,249)	$(1,820)	$(2,670)	$(3,779)

Changes in prices and volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended June 30, 2015 and 2014:

(in thousands)	Oil	NGL	Natural gas	Total net dollar effect of change
2014 Revenues	$142,919	$—	$39,953	$182,872
Effect of changes in price	(84,694)	14,077	(30,693)	(101,310)
Effect of changes in volumes	40,169	—	3,876	44,045
Other	—	4	(57)	(53)
2015 Revenues	$98,394	$14,081	$13,079	$125,554

Changes in prices and volumes caused the following changes to our oil, NGL and natural gas revenues between the six months ended June 30, 2015 and 2014:

(in thousands)	Oil	NGL	Natural gas	Total net dollar effect of change
2014 Revenues	$273,346	$—	$82,740	$356,086
Effect of changes in price	(193,899)	27,263	(63,453)	(230,089)
Effect of changes in volumes	109,555	—	8,118	117,673
Other	7	5	(10)	2
2015 Revenues	$189,009	$27,268	$27,395	$243,672
Oil revenue. Our oil revenue is a function of oil production volumes sold and average sales prices received for those volumes. The decrease in oil revenue of $44.5 million, or 31%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, is mainly due to a 46% decrease in average oil prices realized, partially offset by a 28% increase in oil production.
The decrease in oil revenue of $84.3 million, or 31%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, is mainly due to a 51% decrease in average oil prices realized, partially offset by a 40% increase in oil production.
NGL and natural gas revenues. On January 1, 2015, we began utilizing three-stream reporting, which impacts the comparability of 2015 with prior periods. Our NGL and natural gas revenues are a function of NGL and natural gas production, volumes sold and average sales prices received for those volumes. The total decrease in NGL and natural gas revenues from the three and six months ended June 30, 2015 as compared to the periods in 2014, is mainly related to a decrease in average prices realized on our natural gas and NGL production. Stripping out the NGL component from our liquids-rich natural gas results in a lower price received for residue natural gas during the three and six months ended June 30, 2015 as compared to the same periods in 2014 in which we received revenues from liquids-rich natural gas. The decrease in prices is partially offset by an increase in NGL and natural gas production during the three and six months ended June 30, 2015 as compared to the same periods in 2014.

Costs and expenses
The following table sets forth information regarding costs and expenses and average costs per BOE sold for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands except for per BOE sold data)	2015	2014	2015	2014
Costs and expenses:
Lease operating expenses	$29,206	$20,179	$61,586	$41,964
Production and ad valorem taxes	9,500	13,160	18,586	25,610
Midstream service expenses	1,597	1,526	3,171	2,371
Minimum volume commitments	3,579	588	5,235	1,104
Costs of purchased oil	54,417	—	85,617	—
General and administrative(1)	23,208	29,552	45,063	57,206
Restructuring expenses	—	—	6,042	—
Accretion of asset retirement obligations	593	422	1,172	837
Depletion, depreciation and amortization	72,112	53,056	144,054	102,663
Impairment expense	489,599	—	490,477	—
Total costs and expenses	$683,811	$118,483	$861,003	$231,755
Average costs per BOE sold(2):
Lease operating expenses	$6.90	$7.74	$7.24	$8.32
Production and ad valorem taxes	2.24	5.05	2.18	5.08
Midstream service expenses	0.38	0.59	0.37	0.47
General and administrative(1)	5.48	11.34	5.30	11.35
Depletion, depreciation and amortization	17.03	20.35	16.93	20.37
Total	$32.03	$45.07	$32.02	$45.59
________________________________________________________________________

(1)
General and administrative includes non-cash stock-based compensation, net of amount capitalized, of $6.3 million and $6.4 million for the three months ended June 30, 2015 and 2014, respectively, and $11.1 million and $10.7 million for the six months ended June 30, 2015 and 2014, respectively.

(2)
For periods prior to January 1, 2015, we presented our average costs per BOE sold, which combined NGL with the natural gas stream, and did not separately report NGL. This change impacts the comparability of the two periods presented.

Lease operating expenses. Lease operating expenses, which include workover expenses, increased by $9.0 million or 45%, and $19.6 million, or 47%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. These increases were mainly due to increases in our (i) producing wells and (ii) well service and workover expenses.
Production and ad valorem taxes. Production and ad valorem taxes decreased by $3.7 million, or 28%, and 7.0 million, or 27%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. This change is mainly due to a decrease in production taxes, which are based on and fluctuate proportionately with our oil, NGL and natural gas revenues, which decreased by $3.0 million and $6.3 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 as a result of the corresponding decrease in oil, NGL and natural gas revenues.
Midstream service expenses. Midstream service expenses represent costs incurred to operate and maintain our (i) oil and natural gas gathering and transportation systems and related facilities, (ii) centralized oil storage tanks, (iii) natural gas lift, rig fuel and centralized compression infrastructure and (iv) water storage, recycling and transportation facilities. These expenses increased by $0.1 million, or 5%, and $0.8 million, or 34%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due to the expanded midstream service component of our business.
Minimum volume commitments. Minimum volume commitments increased by $3.0 million and $4.1 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. These increases are mainly a result of a negotiated buyout of a minimum volume commitment to Medallion, which was related to natural gas gathering infrastructure constructed by Medallion on acreage that we do not plan to develop.
Costs of purchased oil. See "—Results of Operations - midstream and marketing" for a discussion of these costs.

General and administrative ("G&A"). The table below shows the changes in the significant components of G&A expense for the periods presented:

(in thousands)	Three months ended June 30, 2015 compared to 2014	Six months ended June 30, 2015 compared to 2014
Changes in G&A:
Professional fees	$(2,051)	$(3,784)
Charitable contributions	(68)	(3,161)
Salaries, benefits and bonuses, net of amount capitalized	(1,250)	(2,051)
Performance unit awards	(376)	522
Stock-based compensation, net of amount capitalized	(128)	332
Other	(2,471)	(4,001)
Total changes in G&A	$(6,344)	$(12,143)
G&A expense, excluding stock-based compensation, decreased by $6.2 million, or 27%, and $12.5 million, or 27%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decreases are primarily due to (i) professional fees paid to a consulting company in the prior period that was engaged to assist us with the optimization of our development operations, (ii) our $3.0 million charitable contribution pledge expensed in the prior period, which will be paid in annual payments through 2024 and (iii) reduced personnel expenses as a result of the RIF which occurred early in the first quarter of 2015.
Stock-based compensation, net of amount capitalized, decreased by $0.1 million, or 2%, and increased by $0.3 million, or 3%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. These changes are mainly due to the issuance of 631,639 non-qualified restricted stock options to management and 602,501 performance share awards to management during the six months ended June 30, 2015, compared to the issuance of 336,140 non-qualified restricted stock options to management and 271,667 performance share awards to management in the same period in 2014, partially offset by forfeitures of restricted stock awards as a result of the RIF.
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
Our performance unit awards, which settle in cash if performance criteria are met, are accounted for as liability awards. The associated expense for these awards decreased by $0.4 million and increased by $0.5 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. These fluctuations are mainly due to the quarterly re-measurement of the 2013 Performance Unit Awards based on the performance of our stock price relative to the peer group utilized in the forward-looking Monte Carlo simulation. The 2012 Performance Unit Awards performance criteria were satisfied at December 31, 2014, and they were paid at $100 per unit during the first quarter of 2015. This payout did not affect quarter-to-date expense as they were fully accrued at December 31, 2014.
    See Notes 2.l and 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our stock and performance based compensation.
Restructuring expenses. Restructuring expenses relate to the first-quarter 2015 RIF which was an effort to reduce costs and better position ourselves for ongoing efficient growth. Restructuring expenses of $6.0 million were incurred in the first quarter of 2015. As of June 30, 2015, no additional RIF expenses are expected to be incurred. See Note 12 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the RIF.

Depletion, depreciation and amortization ("DD&A"). The following table provides components of our DD&A expense for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands except for per BOE sold data)	2015	2014	2015	2014
Depletion of evaluated oil and natural gas properties	$68,545	$50,955	$137,273	$98,697
Depreciation of midstream service assets	1,933	918	3,580	1,692
Depreciation and amortization of other fixed assets	1,634	1,183	3,201	2,274
Total DD&A	$72,112	$53,056	$144,054	$102,663
DD&A per BOE sold	$17.03	$20.35	$16.93	$20.37
DD&A increased by $19.1 million, or 36%, and $41.4 million, or 40%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, mainly due to increases in our production.
Impairment expense. Our net book value of evaluated oil and natural gas properties exceeded the full cost ceiling amount as of June 30, 2015. As a result, we recorded a non-cash full cost ceiling impairment of $488.0 million before consideration for deferred income tax benefit and $314.1 million after consideration for deferred income tax benefit. Other less material components of impairment expense for the six months ended June 30, 2015 are LCM adjustments of $2.3 million for materials and supplies and $0.1 million for our line-fill. There were no comparable impairments during the prior periods.
Non-operating income and expense. The following table sets forth the components of non-operating income and expense for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Non-operating income (expense):
Loss on derivatives, net	$(63,899)	$(63,125)	$(744)	$(94,237)
Income (loss) from equity method investee	2,914	(41)	2,481	(25)
Interest expense	(23,970)	(30,657)	(56,384)	(59,643)
Interest and other income	173	194	296	277
Loss on early redemption of debt	(31,537)	—	(31,537)	—
Write-off of debt issuance costs	—	—	—	(124)
Loss on disposal of assets, net	(1,081)	(205)	(1,843)	(226)
Non-operating expense, net	$(117,400)	$(93,834)	$(87,731)	$(153,978)
Derivatives. The table below shows the changes in the components of loss on derivatives, net for the periods presented:

(in thousands)	Three months ended June 30, 2015 compared to 2014	Six months ended June 30, 2015 compared to 2014
Changes in loss on derivatives, net:
Fair value of derivatives outstanding	$(51,790)	$54,565
Early terminations of derivatives received	—	(76,660)
Cash settlements received for matured derivatives	51,016	115,588
Total (increase) decrease in loss on derivatives, net	$(774)	$93,493
The changes in fair value of derivatives outstanding for the three and six months ended June 30, 2015 compared to the same periods in 2014, is the result of the changing relationship between our contract prices and the associated forward curves used to calculate the fair value of our derivatives in relation to expected market prices. In general, we experience gains during periods of decreasing market prices and losses during periods of increasing market prices. The decrease in loss on derivatives, net for the six months ended June 30, 2015 compared to 2014 was partially offset by the cash received for the early settlement in February 2014 of our oil basis swap differential between the Light Louisiana Sweet Argus and the Brent International Petroleum Exchange index oil prices. Net cash settlements received for matured derivatives are based on the cash settlement prices of our matured derivatives compared to the prices specified in the derivative contracts.
See Notes 2.f, 8 and 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.

Interest expense. Interest expense decreased by $6.7 million, or 22%, and 3.3 million, or 5%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decreases are primarily due to the redemption of the January 2019 Notes on April 6, 2015, which are partially offset by the issuance of the March 2023 Notes. The March 2023 Notes, which began accruing interest on March 18, 2015, have both a lower interest rate and a lower principal amount than the January 2019 Notes.
The table below shows the changes in the significant components of interest expense for the periods presented:

(in thousands)	Three months ended June 30, 2015 compared to 2014	Six months ended June 30, 2015 compared to 2014
Changes in interest expense:
January 2019 Notes	$(12,136)	$(12,142)
March 2023 Notes	5,469	6,259
Senior Secured Credit Facility, net of capitalized interest	328	1,469
January 2022 Notes	—	1,477
Other	(348)	(322)
Total change in interest expense	$(6,687)	$(3,259)
Loss on early redemption of debt. During the three months ended June 30, 2015, we redeemed the entire $550.0 million outstanding principal amount of the January 2019 Notes at a redemption price of 104.750% of the principal amount, plus accrued and unpaid interest up to the Redemption Date. We recognized a loss on extinguishment of $31.5 million related to the difference between the redemption price and the net carrying amount of the January 2019 Notes.
Disposal of assets. Loss on disposal of assets increased $0.9 million and $1.6 million for three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 as a result of losses related to the sales and write-off of materials and supplies and other fixed assets.
Income tax expense. The fluctuations in net loss before and after income tax benefit are shown in the table below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Loss before income taxes	$(618,880)	$(29,273)	$(615,709)	$(29,379)
Income tax benefit	221,846	10,374	218,203	10,267
Net loss	$(397,034)	$(18,899)	$(397,506)	$(19,112)
The effective tax rate on loss before income taxes was 36% and 35% for the three months ended June 30, 2015 and 2014, respectively, and 35% for both the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate is affected by recurring permanent differences and by discrete items that may occur in any given year, but are not consistent from year to year. As of June 30, 2015, we expect the fiscal year 2015 annual effective tax rate, excluding discrete items, applicable to forecasted income before income taxes to be 35%. Significant factors that could impact the annual effective tax rate include management's assessment of certain tax matters, changes in certain non-deductible expenses and shortfalls related to restricted stock awards that vest and stock options that are exercised during the year. GAAP requires the application of the estimated annual effective rate in determining the interim period tax provision unless a rate cannot be reliably estimated, such as when a small change in pre-tax income or loss creates significant variations in the customary relationship between income tax expense or benefit and pre-tax income or loss in interim periods. In such a situation, the interim period tax provision should be based on actual year-to-date results.
During the three and six months ended June 30, 2015 and 2014, certain shares related to restricted stock awards vested at times when our stock price was lower than the fair value of those shares on the grant date. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. During the three and six months ended June 30, 2014, certain restricted stock options were exercised, for which the related income tax deduction was less than the expense previously recognized for book purposes. There were no stock options exercised during the three and six months ended June 30, 2015. As a result of these differences in book compensation cost and related tax deduction, the tax impact of these shortfalls increased by $0.4 million and $2.7 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.
We utilize a one-pool approach when accounting for the pool of windfall tax benefits in which employees and non-employees are grouped into a single pool. As of June 30, 2015 and 2014, we did not have any eligible windfall tax benefits to offset future shortfalls as no excess tax benefits had been recognized, and therefore the tax impact of these shortfalls is included in income tax expense for these respective periods. We expect income tax provisions for future reporting periods will be impacted by this stock compensation tax deduction shortfall; however, we cannot predict the stock compensation shortfall impact because of dependency upon the future market price of our stock.
Results of operations - midstream and marketing
The following table presents selected financial information regarding our midstream and marketing operating segment for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Natural gas sales	$221	$—	$333	$—
Midstream service revenues	4,362	1,542	8,045	2,572
Sales of purchased oil	55,051	—	86,318	—
Total revenues	59,634	1,542	94,696	2,572
Midstream service expenses, including minimum volume commitments	998	2,114	4,340	3,475
Costs of purchased oil	54,417	—	85,617	—
General and administrative(1)	1,861	1,810	3,938	3,148
Depletion, depreciation and amortization(2)	2,125	795	3,810	1,434
Other operating costs and expenses(3)	45	—	353	—
Operating income (loss)	$188	$(3,177)	$(3,362)	$(5,485)
Other financial information:
Income (loss) from equity method investee	$2,914	$(41)	$2,481	$(25)
Interest expense(4)	$(1,125)	$(928)	$(2,452)	$(1,540)
Loss on early redemption of debt(4)	$(1,481)	$—	$(1,481)	$—
_______________________________________________________________________________

(1)
G&A costs were allocated based on the number of employees in the respective segment as of June 30, 2015 and 2014. However, payroll, deferred compensation, vehicle costs and the capitalization of payroll and deferred compensation associated with land and geology are based on actual costs for each segment for the three and six months ended June 30, 2015 and 2014.

(2)
DD&A is based on actual costs for each segment with the exception of the allocation of other fixed assets, which is based on the number of employees in the respective segment as of June 30, 2015 and 2014.

(3)
Includes the following expenses: restructuring expense, accretion of asset retirement obligations and impairments for the three and six months ended June 30, 2015 and 2014. These expenses are based on actual costs and are not allocated. See Notes 2.g and 2.n to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of our impairments.

(4)	Interest expense and loss on early redemption of debt are allocated based on gross property and equipment and total contributions to our equity method investee as of June 30, 2015 and 2014.

Natural gas sales. These revenues are related to our midstream and marketing segment providing our exploration and production segment with processed natural gas for use in the field. The corresponding cost component of these transactions are included in "Midstream service expenses." There were no comparable natural gas sales during the three and six months ended June 30, 2014.
Midstream service revenues. Our midstream service revenues from operations increased by $2.8 million and $5.5 million during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. These increases are due to (i) higher volumes of gathered natural gas, (ii) gas lift fees generated in our drilling corridors that were not operational during the comparable periods ended 2014 and (iii) oil throughput fees generated by our oil gathering line which was not operational during the comparable periods ended 2014.
Sales of purchased oil. Sales of purchased oil for the three and six months ended June 30, 2015 were $55.1 million and $86.3 million, respectively. During the fourth quarter of 2014, we began purchasing oil from producers in West Texas, transporting the product on the Bridgetex Pipeline and selling the product to a third party in the Houston market.
Midstream service expenses, including minimum volume commitments. Midstream service expenses, including minimum volume commitments, decreased by $1.1 million and increased by $0.9 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The quarter-over-quarter decrease is mainly due to a reduction in LMS minimum volume commitments and a reduction in monthly generator charges through the use of centralized compression facilities. The year-over year-increase is due to continued expansion of the midstream service component of our business.
Costs of purchased oil. Costs of purchased oil for the three and six months ended June 30, 2015 was $54.4 million and $85.6 million, respectively. These costs include purchasing oil from a producer and transporting the purchased oil on the Bridgetex Pipeline to the Houston market.
Income (loss) from equity method investee. We own 49% of the ownership units of Medallion. As such, we account for this investment under the equity method of accounting with our proportionate share of net income (loss) reflected in the unaudited consolidated statements of operations as "Income (loss) from equity method investee" and the carrying amount reflected in the unaudited consolidated balance sheets as "Investment in equity method investee." See Note 14 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this investment. During the three months ended June 30, 2015, Medallion began recognizing revenue due to its main pipeline becoming fully operational.
Interest expense. Interest expense increased by $0.2 million and $0.9 million during the three and six months ended June 30, 2015, respectively, compared to the same period in 2014. Interest is allocated to the midstream and marketing segment based on its gross property and equipment and total contributions to its equity method investee. We have expanded the midstream and marketing component of our business and built out our service facilities significantly in the past year, thereby increasing the interest expense that is allocated to this segment.
Loss on early redemption of debt. We recognized a loss on extinguishment related to the difference between the redemption price and the net carrying amount of the extinguished January 2019 Notes during the three months ended June 30, 2015. Loss on early redemption of debt is allocated to the midstream and marketing segment based on its gross property and equipment and total contributions to its equity method investee.
Liquidity and capital resources
Our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings, proceeds from senior unsecured note offerings and borrowings under our Senior Secured Credit Facility. We believe cash flows from operations and availability under our Senior Secured Credit Facility provide sufficient liquidity to manage our cash needs and contractual obligations and to fund expected capital expenditures. A significant portion of our capital expenditures can be adjusted and managed by us. As we pursue reserves and production growth in the Permian Basin, we continually monitor and consider which financing alternatives, including debt and equity capital resources, joint ventures and asset sales, are available to meet our future planned or accelerated capital expenditures. Our primary operational uses of capital have been for the acquisition, exploration and development of oil and natural gas properties, LMS's infrastructure development and investments in Medallion, our equity method investee.
We continually seek to maintain a financial profile that provides operational flexibility. However, the decrease in oil, NGL and natural gas prices may have a negative impact on our ability to raise additional capital and/or maintain our desired levels of liquidity. At June 30, 2015, we had $875.0 million available for borrowings under our Senior Secured Credit Facility. We believe that our operating cash flow and the aforementioned liquidity sources combined with our capital budget for 2015 provide us with the financial resources to implement our planned exploration and development activities. We use derivatives to reduce exposure to fluctuations in the prices of oil and natural gas. As of June 30, 2015, more than 100% of our expected oil production for the last six months of 2015 is hedged at a weighted-average floor price of $80.99 per Bbl and 60% of our expected natural gas and NGL production for the last six months of 2015 is hedged at a weighted-average floor price of $3.00 per MMBtu. By removing a significant portion of the price volatility associated with future production, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices.
On March 5, 2015, we completed the sale of 69,000,000 shares of Laredo's common stock at a price to the public of $11.05 per share, from which we received net proceeds of $754.2 million after underwriting discounts, commissions and offering expenses. Entities affiliated with Warburg Pincus purchased 29,800,000 shares in the March 2015 Equity Offering, following which Warburg Pincus owned 41.0% of our common stock.
On March 18, 2015, we completed an offering of $350.0 million in aggregate principal amount of 6 1/4% senior unsecured notes due 2023, which will mature on March 15, 2023 and bear an interest rate of 6 1/4% per annum payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2015.
As of June 30, 2015, we had $125.0 million outstanding under our Senior Secured Credit Facility and $1.3 billion in senior unsecured notes. We had $875.0 million available for borrowings under our Senior Secured Credit Facility and $57.6 million in cash on hand for total available liquidity of $932.6 million as of June 30, 2015.

Subsequent to June 30, 2015, we borrowed $10.0 million on our Senior Secured Credit Facility. As of August 4, 2015 we had $1.3 billion in debt outstanding, $865.0 million available for borrowings under our Senior Secured Credit Facility and $22.2 million in cash on hand for total available liquidity of $887.2 million.
Our commodity derivative positions will help us stabilize a portion of our expected cash flows from operations in the event of possible future declines in the price of oil and natural gas. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below.
Cash flows
Our cash flows for the periods presented are as follows:

	Six months ended June 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$114,305	$240,099
Net cash used in investing activities	(429,646)	(479,228)
Net cash provided by financing activities	343,613	440,482
Net increase in cash and cash equivalents	$28,272	$201,353
Cash flows provided by operating activities
Net cash provided by operating activities was $114.3 million and $240.1 million for the six months ended June 30, 2015 and 2014, respectively. The decrease of $125.8 million was largely due to the $76.7 million net proceeds received for early terminations of commodity derivative contracts during the six months ended June 30, 2014. Other notable changes in net cash provided by operating activities were (i) increases of $378.4 million in net loss and $207.9 million in deferred income tax benefit, (ii) a decrease of $93.5 million in loss on derivatives, net and (iii) a $45.6 million reduction in working capital. These changes were partially offset by (i) an increase of $490.5 million in impairment expense during the six months ended June 30, 2015, (ii) an increase of $115.6 million in cash settlements received (paid) for matured derivatives, net, (iii) an increase of $41.4 million in DD&A and (iv) a $31.5 million loss on early redemption of debt during the six months ended June 30, 2015.
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
Cash flows used in investing activities
Net cash used in investing activities was $429.6 million and $479.2 million for the six months ended June 30, 2015 and 2014, respectively. The decrease of $49.6 million is mainly attributable to decreased capital expenditures for oil and natural gas properties during the six months ended June 30, 2015 and the acquisition of oil and natural gas properties and mineral interests during the six months ended June 30, 2014.
Our cash used in investing activities for the periods presented is summarized in the table below:

	Six months ended June 30,
(in thousands)	2015	2014
Capital expenditures:
Acquisition of oil and natural gas properties	$—	$(6,493)
Acquisition of mineral interests	—	(7,305)
Oil and natural gas properties	(374,508)	(412,211)
Midstream service assets	(34,137)	(25,909)
Other fixed assets	(6,541)	(8,436)
Investment in equity method investee	(14,495)	(19,471)
Proceeds from dispositions of capital assets, net of costs	35	597
Net cash used in investing activities	$(429,646)	$(479,228)

Capital expenditure budget
During the second quarter of 2015, our board of directors approved an increased capital expenditure budget of approximately $595.0 million for calendar year 2015, which includes capital requirements of our equity method investee but excludes acquisitions. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.
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
Cash flows provided by financing activities
Our net cash flows provided by financing activities were $343.6 million and $440.5 million for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, our primary sources of cash provided by financing activities were proceeds from our March 2015 Equity Offering, the issuance of our March 2023 Notes and borrowings on our Senior Secured Credit Facility, partially offset by the redemption of our January 2019 Notes and the payments on our Senior Secured Credit Facility during the quarter ended March 31, 2015. During the six months ended June 30, 2014, our primary source of cash provided by financing activities was proceeds from the issuance of our January 2022 Notes.
Our cash provided by financing activities for the periods presented is summarized in the table below:

	Six months ended June 30,
(in thousands)	2015	2014
Borrowings on Senior Secured Credit Facility	$300,000	$—
Payments on Senior Secured Credit Facility	(475,000)	—
Issuance of March 2023 Notes	350,000	—
Issuance of January 2022 Notes	—	450,000
Redemption of January 2019 Notes	(576,200)	—
Proceeds from issuance of common stock, net of offering costs	754,163	—
Purchase of treasury stock	(2,591)	(3,556)
Proceeds from exercise of employee stock options	—	1,829
Payments for debt issuance costs	(6,759)	(7,791)
Net cash provided by financing activities	$343,613	$440,482
Debt
As of June 30, 2015, we were a party only to our Senior Secured Credit Facility and the indentures governing our senior unsecured notes.
Senior Secured Credit Facility. As of June 30, 2015, our Senior Secured Credit Facility, which matures November 4, 2018, had a maximum credit amount of $2.0 billion, a borrowing base of $1.25 billion, an aggregate elected commitment amount of $1.0 billion and $125.0 million outstanding.
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

Our Senior Secured Credit Facility is secured by a first-priority lien on our assets, including oil and natural gas properties constituting at least 80% of the present value of our proved reserves owned now or in the future. Our Senior Secured Credit Facility contains both financial and non-financial covenants. We were in compliance with these ratios as of June 30, 2015 and expect to be in compliance with them for the foreseeable future.
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
Utilizing proceeds from the March 2023 Notes and the March 2015 Equity Offering, we redeemed the January 2019 Notes in full on April 6, 2015. See Note 5.d to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding the early redemption of the January 2019 Notes.
Refer to Note 4 of our audited consolidated financial statements included in the 2014 Annual Report and Note 5 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the March 2023 Notes, January 2022 Notes, May 2022 Notes, January 2019 Notes and our Senior Secured Credit Facility.
As of August 5, 2015, we had a total of $1.3 billion of senior unsecured notes outstanding and $135.0 million outstanding on the Senior Secured Credit Facility.

Obligations and commitments
As of June 30, 2015, our contractual obligations included our March 2023 Notes, January 2022 Notes, May 2022 Notes, Senior Secured Credit Facility, drilling contract commitments, derivatives, performance unit liability awards, asset retirement obligations, office and equipment leases and capital contribution commitments to our equity method investee. From December 31, 2014 to June 30, 2015, the material changes in our contractual obligations included (i) a decrease of $683.0 million in principal and interest due to the redemption of the January 2019 Notes, (ii) an increase of $525.0 million in principal and interest due to the March 2023 Notes offering, (iii) a decrease of $175.0 million outstanding on our Senior Secured Credit Facility, (iv) a decrease of $57.2 million on our interest obligations for our senior unsecured notes as semi-annual interest payments were made in January, February and May 2015, (iv) a decrease of $18.2 million for drilling contract commitments (on contracts other than those on a well-by-well basis) and (v) a decrease in our outstanding capital contribution commitment to our equity method investee due to a payment by us of $14.5 million towards construction of pipeline extensions by Medallion.
Refer to Notes 2, 5, 6, 8, 9, 11, 14 and 15 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our contractual obligations.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income or loss plus adjustments for income tax expense or benefit, depletion, depreciation and amortization, bad debt expense, impairment expense, non-cash stock-based compensation, restructuring expenses, gains or losses on derivatives, cash settlements of matured commodity derivatives, cash settlements on early terminated commodity derivatives, premiums paid for derivatives that matured during the period, interest expense, write-off of debt issuance costs, gains or losses on disposal of assets, loss on early redemption of debt and buyout of minimum volume commitment. Adjusted EBITDA provides no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, working capital movement or tax position. Adjusted EBITDA does not represent funds available for discretionary use because those funds are required for debt service, capital expenditures and working capital, income taxes, franchise taxes and other commitments and obligations. However, our management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure:

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

The following presents a reconciliation of net loss to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net loss	$(397,034)	$(18,899)	$(397,506)	$(19,112)
Plus:
Deferred income tax benefit	(221,846)	(10,374)	(218,203)	(10,267)
Depletion, depreciation and amortization	72,112	53,056	144,054	102,663
Impairment expense	489,599	—	490,477	—
Non-cash stock-based compensation, net of amounts capitalized	6,268	6,396	11,056	10,725
Restructuring expenses	—	—	6,042	—
Loss on derivatives, net	63,899	63,125	744	94,237
Cash settlements received (paid) for matured commodity derivatives, net	46,596	(4,420)	109,737	(5,851)
Cash settlements received for early terminations of commodity derivatives, net	—	—	—	76,660
Premiums paid for derivatives that matured during the period(1)	(1,249)	(1,820)	(2,670)	(3,779)
Interest expense	23,970	30,657	56,384	59,643
Write-off of debt issuance costs	—	—	—	124
Loss on disposal of assets, net	1,081	205	1,843	226
Loss on early redemption of debt	31,537	—	31,537	—
Buyout of minimum volume commitment	3,014	—	3,014	—
Adjusted EBITDA	$117,947	$117,926	$236,509	$305,269
______________________________________________________________________________

(1)	Reflects premiums incurred previously or upon settlement that are attributable to instruments settled in the respective periods presented.
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
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2015. For our other critical accounting policies and procedures, please see our disclosure of critical accounting policies in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the 2014 Annual Report. Additionally, see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for a discussion of additional accounting policies and estimates made by management.

Recent accounting pronouncements
In July 2015, the FASB issued new guidance in Topic 330, Inventory, which seeks to simplify the measurement of inventory. The amendments in this update apply to inventory that is measured using all methods excluding last-in, first-out and the retail inventory method. The main substantive provision of this guidance is for an entity to change the subsequent measurement of inventory, within the scope of the guidance, from LCM to the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years and should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption of this standard.
In April 2015, the FASB issued new guidance in Subtopic 835-30, Interest-Imputation of Interest, which seeks to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in an entity's balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. Entities should apply the amendments on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption of this standard.
In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard's application impact to individual financial statement line items. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption of this standard.
Off-balance sheet arrangements
Currently, we do not have any off-balance sheet arrangements other than operating leases, which are included in "Obligations and commitments."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of the following is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term "market risk," in our case, refers to the risk of loss arising from adverse changes in oil, NGL and natural gas prices and in interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for hedging purposes, rather than for speculative trading.
Commodity price exposure
Due to the inherent volatility of oil, NGL and natural gas prices, we use commodity derivatives, such as collars, swaps, puts and basis swaps to hedge price risk associated with a significant portion of our anticipated production. By removing a majority of the price volatility associated with future production, we expect to reduce, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices. We have not elected hedge accounting on these derivatives and, therefore, the gains and losses on open positions are reflected in earnings. At each period end, we estimate the fair value of our commodity derivatives using an independent third-party valuation and recognize the associated gain or loss in our unaudited consolidated statements of operations.
The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. As of June 30, 2015, a 10% change in the forward curves associated with our commodity derivatives would have changed our net positions to the following amounts:

(in thousands)	10% Increase	10% Decrease
Commodity derivatives	$140,675	$274,936
As of June 30, 2015 and December 31, 2014, the fair values of our open derivative contracts were $204.4 million and $312.3 million, respectively. Refer to Notes 2.f, 8 and 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional disclosures regarding our derivatives.

Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and, as of June 30, 2015, we had $125.0 million outstanding on our Senior Secured Credit Facility. Our January 2022 Notes, May 2022 Notes and March 2023 Notes bear fixed interest rates and we had $450.0 million, $500.0 million and $350.0 million outstanding, respectively, as of June 30, 2015, as shown in the table below.

	Expected maturity date
(in millions except for interest rates)	2015	2016	2017	2018	2019	Thereafter	Total
January 2022 Notes - fixed rate	$—	$—	$—	$—	$—	$450.0	$450.0
Average interest rate	—%	—%	—%	—%	—%	5.625%	5.625%
May 2022 Notes - fixed rate	$—	$—	$—	$—	$—	$500.0	$500.0
Average interest rate	—%	—%	—%	—%	—%	7.375%	7.375%
March 2023 Notes - fixed rate	$—	$—	$—	$—	$—	$350.0	$350.0
Average interest rate	—%	—%	—%	—%	—%	6.250%	6.250%
Senior Secured Credit Facility - variable rate	$—	$—	$—	$125.0	$—	$—	$125.0
Average interest rate	—%	—%	—%	1.848%	—%	—%	1.848%
______________________________________________________________________________
Counterparty and customer credit risk
Our principal exposures to credit risk are through (i) receivables from derivatives ($204.4 million as of June 30, 2015), (ii) receivables from the sale of our oil, NGL and natural gas production ($47.0 million as of June 30, 2015), which we market to energy marketing companies and refineries, (iii) joint interest receivables ($31.5 million as of June 30, 2015) (iv) receivables from matured derivatives ($13.0 million as of June 30, 2015) and (v) receivables from midstream product sales ($18.6 million as of June 30, 2015).
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

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Laredo's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were effective as of June 30, 2015. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Laredo's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2014 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. There have been no material changes in our risk factors from those described in the 2014 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. The risks described in the 2014 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2.    Repurchase of Equity Securities

Period	Total number of shares withheld(1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
April 1, 2015 - April 30, 2015	5,334	$14.42	—	—
May 1, 2015 - May 31, 2015	1,118	$14.72	—	—
June 1, 2015 - June 30, 2015	15,159	$14.17	—	—
Total	21,611
______________________________________________________________________________

(1)	Represents shares that were withheld by us to satisfy employee tax withholding obligations that arose upon the lapse of restrictions on restricted stock.
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
We understand that SAMIH's affiliates intend to disclose in their next annual or quarterly SEC report that Santander UK holds frozen savings and current accounts for two customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout the first half of 2015. No revenue has been generated by Santander UK on these accounts.
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations ("NPWMD sanctions program"), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments. In the first half of 2015, total revenue in connection with the mortgage was approximately £1,780 and net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during the first half of 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander Group in connection with the investment accounts was approximately £120 and net profits in the first quarter of 2015 were negligible relative to the overall profits of Banco Santander, S.A.

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

10.1
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of May 4, 2015, among Laredo Petroleum, Inc., Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC, Garden City Minerals, LLC and the banks signatory thereto (incorporated by reference to Exhibit 10.3 of Laredo's Quarterly Report on Form 10-Q (File No. 001-35380) filed on May 7, 2015).

10.2*	Laredo Petroleum, Inc. Change in Control Executive Severance Plan, as amended June 21, 2015.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.CAL*	XBRL Schema Document.

101.SCH*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.
______________________________________________________________________________
*        Filed herewith.
**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAREDO PETROLEUM, INC.

Date: August 6, 2015	By:	/s/ Randy A. Foutch
Randy A. Foutch
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 6, 2015	By:	/s/ Richard C. Buterbaugh
Richard C. Buterbaugh
Executive Vice President and Chief Financial Officer
(principal financial officer)

By:
Date: August 6, 2015	By:	/s/ Michael T. Beyer
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

10.1
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of May 4, 2015, among Laredo Petroleum, Inc., Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC, Garden City Minerals, LLC and the banks signatory thereto (incorporated by reference to Exhibit 10.3 of Laredo's Quarterly Report on Form 10-Q (File No. 001-35380) filed on May 7, 2015).

10.2*	Laredo Petroleum, Inc. Change in Control Executive Severance Plan, as amended June 21, 2015.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.CAL*	XBRL Schema Document.

101.SCH*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.
______________________________________________________________________________
*        Filed herewith.
**      Furnished herewith.