Form 10-Q
period 2015-09-30
Laredo Petroleum, Inc.
filed 2015-11-05
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2015
 or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of November 2, 2015: 213,804,059

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this "Quarterly Report") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil and natural gas reserves, drilling program capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "could," "may," "will," "foresee," "plan," "goal," "should," "intend," "pursue," "target," "continue," "suggest" or the negative thereof or other variations thereof or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Among the factors that significantly impact our business and could impact our business in the future are:

•	the volatility of oil, natural gas liquids ("NGL") and natural gas prices;

•	revisions to our reserve estimates as a result of changes in commodity prices;

•	impacts to our financial statements as a result of impairment write-downs;

•	changes in domestic and global production, supply and demand for oil, NGL and natural gas;

•	the continuation of restrictions on the export of domestic oil production and its potential to cause weakness in domestic pricing;

•	our ability to discover, estimate, develop and replace oil, NGL and natural gas reserves;

•	uncertainties about the estimates of our oil, NGL and natural gas reserves;

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

•	capital requirements for our operations and projects;

•	our ability to maintain the borrowing capacity under our Senior Secured Credit Facility (as defined below) or access other means of obtaining capital and liquidity;

•	our ability to generate sufficient cash to service our indebtedness, fund our capital requirements and generate future profits;

•	regulations that prohibit or restrict our ability to apply hydraulic fracturing to our oil and natural gas wells and to access and dispose of water used in these operations;

•	legislation or regulations that prohibit or restrict our ability to drill new allocation wells;

•	our ability to execute our strategies, including but not limited to our hedging strategies;

•	competition in the oil and natural gas industry;

•	changes in the regulatory environment and changes in international, legal, political, administrative or economic conditions;

•	drilling and operating risks, including risks related to hydraulic fracturing activities;

•	risks related to the geographic concentration of our assets;

•	the availability and costs of drilling and production equipment, labor and oil and natural gas processing and other services;

•	the availability of sufficient pipeline and transportation facilities and gathering and processing capacity;

•	our ability to comply with federal, state and local regulatory requirements;

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

PART I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$76,403	$29,321
Accounts receivable, net	100,675	126,929
Derivatives	184,157	194,601
Other current assets	14,207	14,402
Total current assets	375,442	365,253
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	4,895,042	4,446,781
Unevaluated properties not being amortized	225,045	342,731
Midstream service assets	149,068	117,052
Other fixed assets	62,114	56,165
Total property and equipment	5,331,269	4,962,729
Less accumulated depletion, depreciation, amortization and impairment	(3,212,194)	(1,608,647)
Net property and equipment	2,119,075	3,354,082
Deferred income taxes	68,069	—
Derivatives	97,850	117,788
Investment in equity method investee	160,206	58,288
Other assets, net	11,853	15,290
Total assets	$2,832,495	$3,910,701
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$23,647	$39,008
Undistributed revenue and royalties	38,346	65,438
Accrued capital expenditures	49,283	148,241
Deferred income taxes	68,069	71,191
Derivatives	—	115
Other current liabilities	112,204	101,032
Total current liabilities	291,549	425,025
Long-term debt, net	1,415,566	1,779,447
Deferred income taxes	—	105,754
Asset retirement obligations	32,557	31,042
Other noncurrent liabilities	4,141	6,232
Total liabilities	1,743,813	2,347,500
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, and 213,839,893 and 143,686,491 issued, as of September 30, 2015 and December 31, 2014, respectively	2,138	1,437
Additional paid-in capital	2,079,240	1,309,171
(Accumulated deficit) retained earnings	(992,696)	252,593
Total stockholders' equity	1,088,682	1,563,201
Total liabilities and stockholders' equity	$2,832,495	$3,910,701

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Oil, NGL and natural gas sales	$104,607	$199,490	$348,279	$555,576
Midstream service revenues	1,873	751	4,908	1,019
Sales of purchased oil	43,860	—	130,178	—
Total revenues	150,340	200,241	483,365	556,595
Costs and expenses:
Lease operating expenses	25,112	25,165	86,698	67,129
Production and ad valorem taxes	7,895	12,550	26,481	38,160
Midstream service expenses	1,092	1,225	4,263	3,596
Minimum volume commitments	—	675	5,235	1,779
Costs of purchased oil	46,961	—	132,578	—
General and administrative	22,913	27,078	67,976	84,284
Restructuring expenses	—	—	6,042	—
Accretion of asset retirement obligations	599	442	1,771	1,279
Depletion, depreciation and amortization	66,777	63,942	210,831	166,605
Impairment expense	906,850	—	1,397,327	—
Total costs and expenses	1,078,199	131,077	1,939,202	362,832
Operating income (loss)	(927,859)	69,164	(1,455,837)	193,763
Non-operating income (expense):
Gain (loss) on derivatives, net	142,580	92,790	141,836	(1,447)
Income (loss) from equity method investee	2,104	(61)	4,585	(86)
Interest expense	(23,348)	(30,549)	(79,732)	(90,192)
Interest and other income	92	33	388	310
Loss on early redemption of debt	—	—	(31,537)	—
Write-off of debt issuance costs	—	—	—	(124)
Loss on disposal of assets, net	(94)	(2,192)	(1,937)	(2,418)
Non-operating income (expense), net	121,334	60,021	33,603	(93,957)
Income (loss) before income taxes	(806,525)	129,185	(1,422,234)	99,806
Income tax (expense) benefit:
Deferred	(41,258)	(45,778)	176,945	(35,511)
Total income tax (expense) benefit	(41,258)	(45,778)	176,945	(35,511)
Net income (loss)	$(847,783)	$83,407	$(1,245,289)	$64,295
Net income (loss) per common share:
Basic	$(4.01)	$0.59	$(6.38)	$0.46
Diluted	$(4.01)	$0.58	$(6.38)	$0.45
Weighted-average common shares outstanding:
Basic	211,204	141,413	195,081	141,261
Diluted	211,204	143,813	195,081	143,583

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statement of stockholders' equity
(in thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock (at cost)		Retained earnings (accumulated deficit)
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2014	143,686	$1,437	$1,309,171	—	$—	$252,593	$1,563,201
Restricted stock awards	1,894	18	(18)	—	—	—	—
Restricted stock forfeitures	(519)	(5)	5	—	—	—	—
Vested restricted stock exchanged for tax withholding	—	—	—	221	(2,749)	—	(2,749)
Retirement of treasury stock	(221)	(2)	(2,747)	(221)	2,749	—	—
Equity issuance, net of offering costs	69,000	690	753,473	—	—	—	754,163
Stock-based compensation	—	—	19,356	—	—	—	19,356
Net loss	—	—	—	—	—	(1,245,289)	(1,245,289)
Balance, September 30, 2015	213,840	$2,138	$2,079,240	—	$—	$(992,696)	$1,088,682

The accompanying notes are an integral part of this unaudited consolidated financial statement.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,245,289)	$64,295
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax (benefit) expense	(176,945)	35,511
Depletion, depreciation and amortization	210,831	166,605
Impairment expense	1,397,327	—
Loss on early redemption of debt	31,537	—
Bad debt expense	107	—
Non-cash stock-based compensation, net of amounts capitalized	17,933	16,919
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(141,836)	1,447
Cash settlements received (paid) for matured derivatives, net	175,879	(1,320)
Cash settlements received for early terminations of derivatives, net	—	76,660
Change in net present value of deferred premiums paid for derivatives	141	170
Cash premiums paid for derivatives	(3,918)	(5,599)
Amortization of debt issuance costs	3,612	3,823
Cash settlement of performance unit awards	(2,738)	—
Other, net	(876)	4,137
Decrease (increase) in accounts receivable	26,147	(26,449)
Increase in other assets	(1,234)	(8,656)
(Decrease) increase in accounts payable	(15,361)	39,456
(Decrease) increase in undistributed revenues and royalties	(27,092)	14,105
Decrease in other accrued liabilities	(25,676)	(7,908)
Increase in other noncurrent liabilities	221	2,373
Increase in fair value of performance unit awards	2,734	767
Net cash provided by operating activities	225,504	376,336
Cash flows from investing activities:
Capital expenditures:
Acquisition of oil and natural gas properties	—	(6,493)
Acquisition of mineral interests	—	(7,305)
Oil and natural gas properties	(490,351)	(925,121)
Midstream service assets	(35,237)	(45,263)
Other fixed assets	(8,539)	(13,612)
Investment in equity method investee	(63,011)	(37,581)
Proceeds from dispositions of capital assets, net of costs	65,261	1,627
Net cash used in investing activities	(531,877)	(1,033,748)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	310,000	75,000
Payments on Senior Secured Credit Facility	(475,000)	—
Issuance of March 2023 Notes	350,000	—
Issuance of January 2022 Notes	—	450,000
Redemption of January 2019 Notes	(576,200)	—
Proceeds from issuance of common stock, net of offering costs	754,163	—
Purchase of treasury stock	(2,749)	(4,075)
Proceeds from exercise of employee stock options	—	1,885
Payments for debt issuance costs	(6,759)	(7,791)
Net cash provided by financing activities	353,455	515,019
Net increase (decrease) in cash and cash equivalents	47,082	(142,393)
Cash and cash equivalents, beginning of period	29,321	198,153
Cash and cash equivalents, end of period	$76,403	$55,760

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
In these notes, the "Company," (i) when used in the present tense, prospectively or from October 24, 2014, refers to Laredo, LMS and GCM collectively, unless the context indicates otherwise or (ii) when used for historical periods from December 31, 2013 to October 23, 2014, refers to Laredo and LMS collectively, unless the context indicates otherwise. All amounts, dollars and percentages presented in these unaudited consolidated financial statements and the related notes are rounded and therefore approximate.
The Company operates in two business segments, which are (i) exploration and production and (ii) midstream and marketing. The exploration and production segment is engaged in the acquisition, exploration and development of oil and natural gas properties primarily in the Permian Basin in West Texas. The midstream and marketing segment provides Laredo's exploration and production segment and certain third parties with (i) any products and services that need to be delivered by midstream infrastructure, including oil and natural gas gathering services as well as rig fuel, natural gas lift and water in Laredo's primary drilling corridors and (ii) takeaway optionality in the field and firm service commitments to maximize Laredo's oil, NGL and natural gas revenues.
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
The accompanying consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2014 is derived from audited consolidated financial statements. See Notes 2.g, 5.g and 18 for discussion regarding the Company's early-adoption of new accounting guidance regarding the presentation of debt issuance costs. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of September 30, 2015, results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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
c.    Reclassifications
Certain amounts in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 2015 presentation. These reclassifications had no impact to previously reported net income or loss, stockholders' equity or cash flows.
d.    Accounts receivable
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

Accounts receivable consist of the following components for the periods presented:

(in thousands)	September 30, 2015	December 31, 2014
Oil, NGL and natural gas sales	$34,512	$57,070
Joint operations, net(1)	25,553	33,808
Matured derivatives	21,729	16,098
Purchased oil and other product sales	14,436	18,917
Other	4,445	1,036
Total	$100,675	$126,929
______________________________________________________________________________

(1)	Accounts receivable for joint operations are presented net of an allowance for doubtful accounts of $0.2 million and $0.8 million as of September 30, 2015 and December 31, 2014, respectively.
e.    Derivatives
The Company uses derivatives to reduce exposure to fluctuations in the prices of oil and natural gas. By removing a significant portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices. These transactions are in the form of collars, swaps, puts and basis swaps.
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
f.    Property and equipment
The following table sets forth the Company's property and equipment for the periods presented:

(in thousands)	September 30, 2015	December 31, 2014
Evaluated oil and natural gas properties	$4,895,042	$4,446,781
Less accumulated depletion and impairment	(3,180,822)	(1,586,237)
Evaluated oil and natural gas properties, net	1,714,220	2,860,544

Unevaluated properties not being amortized	225,045	342,731

Midstream service assets	149,068	117,052
Less accumulated depreciation	(14,057)	(8,590)
Midstream service assets, net	135,011	108,462

Depreciable other fixed assets	47,220	42,933
Less accumulated depreciation and amortization	(17,315)	(13,820)
Depreciable other fixed assets, net	29,905	29,113

Land	14,894	13,232

Total property and equipment, net	$2,119,075	$3,354,082
For the three months ended September 30, 2015 and 2014, depletion expense was $15.32 per barrel of oil equivalent ("BOE") sold and $20.25 per BOE sold, respectively. For the nine months ended September 30, 2015 and 2014, depletion expense was $15.87 per BOE sold and $19.83 per BOE sold, respectively.
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
The full cost ceiling is based principally on the estimated future net cash flows from proved oil and natural gas properties discounted at 10%. Full cost companies are required to use the unweighted arithmetic average first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period ("SEC Prices"), unless prices were defined by contractual arrangements, to calculate the discounted future revenues. In the event the unamortized cost of evaluated

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

oil and natural gas properties being amortized exceeds the full cost ceiling, as defined by the SEC, the excess is charged to expense in the period such excess occurs. Once incurred, a write-down of oil and natural gas properties is not reversible.
The full cost ceiling value of the Company's reserves was calculated based on SEC Prices as of September 30, 2015, which do not include derivative transactions, of (i) $55.73 per barrel for oil, (ii) $21.87 per barrel for NGL and (iii) $2.89 per MMBtu for natural gas, adjusted by area for energy content, transportation fees and regional price differentials. Using these SEC Prices, the Company's net book value of evaluated oil and natural gas properties exceeded the full cost ceiling amount as of September 30, 2015. As a result, the Company recorded a third-quarter non-cash full cost ceiling impairment of $906.4 million.
As of June 30, 2015, the full cost ceiling value of the Company's reserves was calculated based on SEC Prices as of June 30, 2015, which did not include derivative transactions, of (i) $68.17 per barrel for oil, (ii) $26.73 per barrel for NGL and (iii) $3.22 per MMBtu for natural gas, adjusted by area for energy content, transportation fees, and regional price differentials. Using these SEC Prices, the Company's net book value of evaluated oil and natural gas properties exceeded the full cost ceiling amount as of June 30, 2015. As a result, the Company recorded a second-quarter non-cash full cost ceiling impairment of $488.0 million.
Full cost ceiling impairment expense for the three and nine months ended September 30, 2015 in the unaudited consolidated statements of operations was $906.4 million and $1.39 billion, respectively. The Company's net book value of evaluated oil and natural gas properties did not exceed the full cost ceiling amount at March 31, 2014, June 30, 2014 or September 30, 2014. The amounts are included in "Impairment expense" in the unaudited consolidated statements of operations and in "Other operating costs and expenses" for the Company's exploration and production segment presented in Note 16.
g.    Debt issuance costs
Debt issuance fees, which are recorded at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the effective interest and straight-line methods. The Company capitalized $6.8 million of debt issuance costs during the nine months ended September 30, 2015 mainly as a result of the issuance of the March 2023 Notes (as defined below). The Company capitalized $7.8 million of debt issuance costs during the nine months ended September 30, 2014 mainly as a result of the issuance of the January 2022 Notes (as defined below). The Company had total debt issuance costs of $25.0 million and $28.5 million, net of accumulated amortization of $15.9 million and $19.4 million, as of September 30, 2015 and December 31, 2014, respectively.
The Company wrote-off approximately $6.6 million of debt issuance costs during the nine months ended September 30, 2015 as a result of the early redemption of the January 2019 Notes (as defined below), which are included in the unaudited consolidated statements of operations in the "Loss on early redemption of debt" line item. During the nine months ended September 30, 2014, the Company wrote-off approximately $0.1 million of debt issuance costs as a result of changes in the borrowing base of the Senior Secured Credit Facility (as defined below) due to the issuance of the January 2022 Notes, which are included in the unaudited consolidated statements of operations in the "Write-off of debt issuance costs" line item. See Notes 5.a, 5.b, 5.d and 5.e for definition of and information regarding the March 2023 Notes, January 2022 Notes, January 2019 Notes and the Senior Secured Credit Facility, respectively.
As of September 30, 2015, the Company has early-adopted new guidance that seeks to simplify the presentation of debt issuance costs and has applied its provisions retrospectively. The adoption of this standard resulted in the reclassification of $19.4 million and $21.8 million of unamortized debt issuance costs related to the Company's senior unsecured notes from "Other assets, net" to "Long-term debt, net" within its consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. Other than this reclassification, the adoption of this standard did not have an impact on the Company's unaudited consolidated financial statements. Debt issuance costs related to the Senior Secured Credit Facility remain recorded in "Other assets, net" on the Company's unaudited consolidated balance sheets. See Notes 5.g and 18 for additional discussion of debt issuance costs.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Future amortization expense of debt issuance costs as of September 30, 2015 is as follows:

(in thousands)
Remaining 2015	$1,116
2016	4,503
2017	4,575
2018	4,349
2019	2,915
Thereafter	7,589
Total	$25,047
h.    Other current liabilities
Other current liabilities consist of the following components for the periods presented:

(in thousands)	September 30, 2015	December 31, 2014
Capital contribution payable to equity method investee(1)	$34,322	$—
Accrued interest payable	21,635	37,689
Costs of purchased oil payable	15,047	20,114
Lease operating expense payable	14,117	11,963
Other accrued liabilities	27,083	31,266
Total other current liabilities	$112,204	$101,032
______________________________________________________________________________

(1)	See Notes 14, 15 and 19.a for additional discussion regarding our equity method investee.
i.    Asset retirement obligations
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
The following reconciles the Company's asset retirement obligation liability for the periods presented:

(in thousands)	Nine months ended September 30, 2015	Year ended December 31, 2014
Liability at beginning of period	$32,198	$21,743
Liabilities added due to acquisitions, drilling, midstream service asset construction and other	1,675	6,370
Accretion expense	1,771	1,787
Liabilities settled upon plugging and abandonment	(122)	(450)
Liabilities removed due to sale of property	(2,005)	—
Revision of estimates	—	2,748
Liability at end of period	$33,517	$32,198
j.    Treasury stock
Laredo's employees may elect to have the Company withhold shares of stock to satisfy their tax withholding obligations that arise upon the lapse of restrictions on their stock awards. Such treasury stock is recorded at cost and retired upon acquisition.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

k.    Fair value measurements
The carrying amounts reported in the unaudited consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, undistributed revenue and royalties, accrued capital expenditures and other accrued assets and liabilities approximate their fair values. See Note 5.f for fair value disclosures related to the Company's debt obligations. The Company carries its derivatives at fair value. See Notes 8 and 9 for details regarding the fair value of the Company's derivatives.
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
Materials and supplies are used in developing oil and natural gas properties, are carried at the lower of cost or market ("LCM") and are included in "Other current assets" and "Other assets, net" on the unaudited consolidated balance sheets. The market price for materials and supplies is determined utilizing the Company's recent prices paid to acquire materials. During the nine months ended September 30, 2015, the Company reduced materials and supplies by $2.3 million in order to reflect the balance at LCM. The adjustment is included in "Impairment expense" in the unaudited consolidated statements of operations and in "Other operating costs and expenses" for the Company's exploration and production segment presented in Note 16. The Company determined an LCM adjustment was not necessary for materials and supplies during the three months ended September 30, 2015, or during the three and nine months ended September 30, 2014.
The minimum volume of product in a pipeline system that enables the system to operate is known as line-fill, and is generally not available to be withdrawn from the pipeline system until the expiration of the transportation contract. Beginning in the fourth quarter of 2014, the Company owns oil line-fill in third-party pipelines, which is accounted for at LCM with cost determined using the weighted-average cost method, and is included in "Other assets, net" on the unaudited consolidated balance sheets. The LCM adjustment is determined utilizing a quoted market price adjusted for regional price differentials (Level 2). For the three and nine months ended September 30, 2015, the Company recorded LCM adjustments of $0.4 million

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

and $0.5 million, respectively, related to its line-fill, which is included in "Impairment expense" in the unaudited consolidated statements of operations and as "Other operating costs and expenses" for the Company's midstream and marketing segment presented in Note 16.
n.    Environmental
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed in the period incurred. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Management believes no materially significant liabilities of this nature existed as of September 30, 2015 or December 31, 2014.
o.    Non-cash investing and supplemental cash flow information
The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Nine months ended September 30,
(in thousands)	2015	2014
Non-cash investing information:
Change in accrued capital expenditures	$(98,958)	$23,945
Change in accrued capital contribution to equity method investee(1)	$34,322	$(2,598)
Capitalized asset retirement cost	$1,675	$4,767
Supplemental cash flow information:
Capitalized interest	$227	$51
______________________________________________________________________________

(1)	See Notes 14, 15 and 19.a for additional discussion regarding our equity method investee.
Note 3—Equity offering
On March 5, 2015, the Company completed the sale of 69,000,000 shares of Laredo's common stock at a price to the public of $11.05 per share (the "March 2015 Equity Offering"). The Company received net proceeds of $754.2 million, after underwriting discounts, commissions and offering expenses. Entities affiliated with Warburg Pincus LLC ("Warburg Pincus") purchased 29,800,000 shares in the March 2015 Equity Offering, following which Warburg Pincus owned 41.0% of Laredo's common stock. There were no comparative offerings of the Company's stock during the three or nine months ended September 30, 2014.
Note 4—Acquisitions
a. Divestiture of non-strategic assets
On September 15, 2015, the Company completed the sale of non-strategic and primarily non-operated properties and associated production totaling 6,060 net acres and 123 producing properties in the Midland Basin to a third-party buyer for a sales price of $65.5 million. After transaction costs and adjustments at closing reflecting an economic effective date of July 1, 2015, the net proceeds were $65.2 million, net of working capital adjustments and subject to post-closing cost adjustments. The purchase price, excluding post-closing adjustments, was allocated to oil and natural gas properties pursuant to the rules governing full cost accounting.
Effective at closing, the operations and cash flows of these properties were eliminated from the ongoing operations of the Company and the Company has no continuing involvement in the properties. This divestiture does not represent a strategic shift and will not have a major effect on the Company's operations or financial results.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents revenues and expenses of the oil and natural gas properties sold included in the accompanying unaudited consolidated statements of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Oil, NGL and natural gas sales	$1,371	$5,644	$5,419	$15,574
Expenses(1)	1,781	3,042	6,565	7,789
_____________________________________________________________________________

(1)	Expenses include (i) lease operating expense, (ii) production and ad valorem tax expense, (iii) accretion expense and (iv) depletion.
b.    2014 acquisition of leasehold interests
On August 28, 2014, the Company completed a material acquisition of leasehold interests totaling 8,156 net acres in the Midland Basin, primarily within the Company's core development area, for $192.5 million. The acquisition was accounted for as an acquisition of assets.
c.    2014 acquisition of mineral interests
On February 25, 2014, the Company completed the acquisition of the mineral interests underlying 278 net acres in Glasscock County, Texas in the Midland Basin for $7.3 million. These mineral interests entitle the Company to receive royalty payments on all production from this acreage with no additional future capital or operating expenses required. As such, the purchase was accounted for as an acquisition of assets.
d.    2014 acquisitions of evaluated and unevaluated oil and natural gas properties
The Company accounts for acquisitions of evaluated and unevaluated oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions are expensed as incurred.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

the Indenture, designation of a subsidiary guarantor as a non-guarantor restricted subsidiary or as an unrestricted subsidiary in accordance with the Indenture, release from guarantee under the Senior Secured Credit Facility (as defined below), or liquidation or dissolution (collectively, the "Releases").
The March 2023 Notes were offered and sold pursuant to a prospectus supplement dated March 4, 2015 and the base prospectus dated March 22, 2013, relating to the Company's effective shelf registration statement on Form S-3 (File No. 333-187479). The Company received net proceeds of $343.6 million from the offering, after deducting the underwriters' discount and the estimated outstanding offering expenses. In April 2015, the Company used the proceeds of the offering to fund a portion of the Company's redemption of the January 2019 Notes (as defined below). See Note 5.d for additional discussion of this early redemption.
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
e.    Senior Secured Credit Facility
As of September 30, 2015, the Fourth Amended and Restated Credit Agreement (as amended, the "Senior Secured Credit Facility"), which matures on November 4, 2018, had a maximum credit amount of $2.0 billion, a borrowing base of $1.25 billion and an aggregate elected commitment of $1.0 billion with $135.0 million outstanding and was subject to an interest rate of 1.7500%. It contains both financial and non-financial covenants, all of which the Company was in compliance with as of September 30, 2015. Laredo is required to pay an annual commitment fee on the unused portion of the financial institutions' commitment of 0.375% to 0.5%, based on the ratio of outstanding revolving credit to the total commitment under

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

the Senior Secured Credit Facility. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $20.0 million. No letters of credit were outstanding as of September 30, 2015 or 2014.
See Note 19.b for information regarding changes, subsequent to September 30, 2015, in the Senior Secured Credit Facility's borrowing base.
f.    Fair value of debt
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amount and fair values of the Company's debt for the periods presented:

	September 30, 2015		December 31, 2014
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
January 2019 Notes(1)	$—	$—	$551,295	$550,000
January 2022 Notes	450,000	405,000	450,000	396,014
May 2022 Notes	500,000	487,500	500,000	467,529
March 2023 Notes	350,000	318,500	—	—
Senior Secured Credit Facility	135,000	134,981	300,000	300,279
Total value of debt	$1,435,000	$1,345,981	$1,801,295	$1,713,822
______________________________________________________________________________

(1)	The carrying value of the January 2019 Notes includes the October Notes unamortized bond premium of $1.3 million as of December 31, 2014.
The fair values of the debt outstanding on the January 2019 Notes, January 2022 Notes, May 2022 Notes and the March 2023 Notes were determined using the September 30, 2015 and December 31, 2014 quoted market price (Level 1) for each respective instrument. The fair values of the outstanding debt on the Senior Secured Credit Facility as of September 30, 2015 and December 31, 2014 were estimated utilizing pricing models for similar instruments (Level 2). See Note 9 for information about fair value hierarchy levels.
g.    Debt issuance costs
The following tables summarize the net presentation of the Company's long-term debt and debt issuance cost on the unaudited consolidated balance sheets for the periods presented:

	September 30, 2015			December 31, 2014
(in thousands)	Carrying value	Debt issuance costs, net	Long-term debt, net	Carrying value	Debt issuance costs, net	Long-term debt, net
January 2019 Notes	$—	$—	$—	$551,295	$(7,031)	$544,264
January 2022 Notes	450,000	(6,183)	443,817	450,000	(6,916)	443,084
May 2022 Notes	500,000	(7,281)	492,719	500,000	(7,901)	492,099
March 2023 Notes	350,000	(5,970)	344,030	—	—	—
Senior Secured Credit Facility(1)	135,000	—	135,000	300,000	—	300,000
Total	$1,435,000	$(19,434)	$1,415,566	$1,801,295	$(21,848)	$1,779,447
______________________________________________________________________________

(1)	Debt issuance costs related to our Senior Secured Credit Facility are recorded in "Other assets, net" on the unaudited consolidated balance sheets.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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
The following table reflects the outstanding restricted stock awards for the nine months ended September 30, 2015:

(in thousands, except for weighted-average grant date fair values)	Restricted stock awards	Weighted-average grant date fair value (per award)
Outstanding as of December 31, 2014	2,205	$22.63
Granted	1,894	$11.98
Forfeited	(519)	$20.90
Vested(1)	(984)	$22.39
Outstanding as of September 30, 2015	2,596	$15.32
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

The Company utilizes the closing stock price on the grant date to determine the fair value of service vesting restricted stock awards. As of September 30, 2015, unrecognized stock-based compensation related to the restricted stock awards expected to vest was $26.4 million. Such cost is expected to be recognized over a weighted-average period of 1.90 years.
b.    Restricted stock option awards
Restricted stock option awards granted under the LTIP vest and are exercisable in four equal installments on each of the four anniversaries of the grant date. The following table reflects the stock option award activity for the nine months ended September 30, 2015:

(in thousands, except for weighted-average exercise price and contractual term)	Restricted stock option awards	Weighted-average exercise price (per option)	Weighted-average remaining contractual term (years)
Outstanding as of December 31, 2014	1,367	$20.76	8.17
Granted	632	$11.93
Exercised	—	$—
Expired or canceled	(58)	$19.51
Forfeited	(139)	$18.17
Outstanding as of September 30, 2015	1,802	$17.90	8.05
Vested and exercisable at end of period(1)	569	$20.78	6.89
Expected to vest at end of period(2)	1,214	$16.49	8.60
_____________________________________________________________________________

(1)	The vested and exercisable options as of September 30, 2015 had no aggregate intrinsic value.

(2)	The options expected to vest as of September 30, 2015 had no aggregate intrinsic value.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The Company utilizes the Black-Scholes option pricing model to determine the fair value of restricted stock option awards and is recognizing the associated expense on a straight-line basis over the four-year requisite service period of the awards. Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock option awards will be outstanding prior to exercise and the associated volatility. As of September 30, 2015, unrecognized stock-based compensation related to the restricted stock option awards expected to vest was $8.0 million. Such cost is expected to be recognized over a weighted-average period of 2.51 years.
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
The 2015 Performance Share Awards have a performance period of January 1, 2015 to December 31, 2017 and any shares earned under such awards are expected to be issued in the first quarter of 2018 if the performance criteria are met. During the nine months ended September 30, 2015, 602,501 2015 Performance Share Awards were granted and all remain outstanding as of September 30, 2015. The 271,667 outstanding 2014 Performance Share Awards have a performance period of

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

January 1, 2014 to December 31, 2016 and any shares earned under such awards are expected to be issued in the first quarter of 2017 if the performance criteria are met.
As of September 30, 2015, unrecognized stock-based compensation related to the 2015 Performance Share Awards and the 2014 Performance Share Awards was $11.4 million. Such cost is expected to be recognized over a weighted-average period of 2.09 years.
The assumptions used to estimate the fair value of the 2015 Performance Share Awards granted on February 27, 2015 are as follows:

Risk-free rate(1)	0.95%
Dividend yield	—%
Expected volatility(2)	53.78%
Laredo stock closing price as of February 27, 2015	$11.93
Fair value per performance share	$16.23
______________________________________________________________________________

(1)	The risk-free rate was derived using a zero-coupon yield derived from the Treasury Constant Maturities yield curve on the grant date.

(2)	The Company utilized a peer historical look-back, weighted with the Company's own volatility, to develop the expected volatility.
d.    Stock-based compensation award expense
The following has been recorded to stock-based compensation expense for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Restricted stock award compensation, net of amounts capitalized	$4,588	$4,866	$11,724	$13,303
Restricted stock option award compensation, net of amounts capitalized	925	763	2,740	2,226
Restricted performance share award compensation, net of amounts capitalized	1,364	565	3,469	1,390
Total stock-based compensation, net of amounts capitalized	$6,877	$6,194	$17,933	$16,919
e.    Performance unit awards
The performance unit awards issued to management on February 15, 2013 (the "2013 Performance Unit Awards") and on February 3, 2012 (the "2012 Performance Unit Awards") are subject to a combination of market and service vesting criteria. These awards are accounted for as liability awards as they are settled in cash at the end of the requisite service period based on the achievement of certain performance criteria. A Monte Carlo simulation prepared by an independent third party is utilized to determine the fair values of these awards at the grant date and to re-measure the fair values at the end of each reporting period until settlement in accordance with GAAP. The volatility criteria utilized in the Monte Carlo simulation is based on the volatility of the Company's stock price and the stock price volatilities of a group of peer companies defined in each respective award agreement. The liability and related compensation expense of these awards for each period is recognized by dividing the fair value of the total liability by the requisite service period and recording the pro rata share for the period for which service has already been provided. As there are inherent uncertainties related to these factors and the Company's judgment in applying them to the fair value determinations, there is risk that the recorded performance unit compensation may not accurately reflect the amount ultimately earned by the members of management.
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
Compensation expense for the 2013 Performance Unit Awards is included in "General and administrative" in the Company's unaudited consolidated statements of operations, and the corresponding liability is included in "Other current

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

liabilities" on the unaudited consolidated balance sheets. Due to the quarterly re-measurement of the fair value of the 2013 Performance Unit Awards as of September 30, 2015, compensation expense for the three and nine months ended September 30, 2015 was $1.0 million and $2.7 million, respectively. Compensation expense related to the 2012 Performance Unit Awards and the 2013 Performance Unit Awards amounted to a $0.4 million reversal and $0.8 million for the three and nine months ended September 30, 2014, respectively.
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
The Company evaluates uncertain tax positions for recognition and measurement in the unaudited consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to be recognized in the unaudited consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had no unrecognized tax benefits related to uncertain tax positions in the unaudited consolidated financial statements as of September 30, 2015 or December 31, 2014.
The Company is subject to corporate income taxes and the Texas franchise tax. Income tax (expense) benefit for the periods presented consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Current taxes	$—	$—	$—	$—
Deferred taxes	(41,258)	(45,778)	176,945	(35,511)
Income tax (expense) benefit	$(41,258)	$(45,778)	$176,945	$(35,511)
Income tax (expense) benefit differed from amounts computed by applying the applicable federal income tax rate of 35% to pre-tax earnings as a result of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Income tax benefit (expense) computed by applying the statutory rate	$282,284	$(45,215)	$497,782	$(34,932)
State income tax, net of federal tax benefit and increase in valuation allowance	(5,677)	247	190	1,881
Non-deductible stock-based compensation	(45)	(152)	(151)	(391)
Stock-based compensation tax deficiency	(330)	(4)	(3,168)	(160)
Increase in deferred tax valuation allowance	(317,391)	(22)	(317,407)	(1,134)
Other items	(99)	(632)	(301)	(775)
Income tax (expense) benefit	$(41,258)	$(45,778)	$176,945	$(35,511)

The effective tax rate on income (loss) before income taxes was 35% for the three months ended 2014 and 36% for the nine months ended September 30, 2014. The Company's effective tax rate is affected by recurring permanent differences, changes in valuation allowances and discrete items that may occur in any given year but are not consistent from year to year. For each of the three and nine months ended September 30, 2015, the Company recorded a valuation allowance of $326.2 million for its deferred tax assets due to uncertainty regarding their realization. As such, the effective tax rates on the Company's loss before income taxes for the same periods are not meaningful. No comparable amounts were recorded in the three and nine months ended September 30, 2014.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The impact of significant discrete items is separately recognized in the quarter in which they occur. The vesting of certain restricted stock awards could result in federal and state income tax expense or benefits related to the difference between the market price of the common stock at the date of vesting and the date of grant. The exercise of stock option awards could result in federal and state income tax expense or benefits related to the difference between the fair value of the stock option on the grant date and the intrinsic value of the stock option when exercised. The tax impact resulting from vestings of restricted stock awards and exercise of option awards are discrete items. During the three and nine months ended September 30, 2015 and 2014, certain shares related to restricted stock awards vested at times when the Company's stock price was lower than the fair value of those shares on the grant date. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. During the three and nine months ended September 30, 2014, certain restricted stock options were exercised, for which the related income tax deduction was less than the expense previously recognized for book purposes. There were no stock options exercised during the three and nine months ended September 30, 2015. In accordance with GAAP, such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, the Company has not previously recognized any windfall tax benefits; therefore, such shortfalls are included in income tax expense.
The following table presents the tax impact of these shortfalls for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Vesting of restricted stock	$(336)	$(4)	$(3,225)	$(5)
Exercise of restricted stock options	—	(1)	—	(158)
Tax expense due to shortfalls	$(336)	$(5)	$(3,225)	$(163)
Significant components of the Company's net deferred tax asset (liability) for the periods presented are as follows:

(in thousands)	September 30, 2015	December 31, 2014
Oil and natural gas properties, midstream service assets and other fixed assets	$(27,816)	$(424,712)
Net operating loss carry-forward	462,324	353,724
Derivatives	(107,862)	(121,365)
Stock-based compensation	11,051	10,718
Equity method investee	(19,079)	—
Accrued bonus	3,448	3,256
Capitalized interest	2,851	3,049
Other	2,628	(316)
Net deferred tax asset (liability) before valuation allowance	327,545	(175,646)
Valuation allowance	(327,545)	(1,299)
Net deferred tax asset (liability)	$—	$(176,945)
Deferred tax assets and liabilities were classified in the unaudited consolidated balance sheets as follows for the periods presented:

(in thousands)	September 30, 2015	December 31, 2014
Deferred tax asset	$68,069	$—
Deferred tax liability	(68,069)	(176,945)
Deferred tax asset (liability)	$—	$(176,945)
The Company had federal net operating loss carry-forwards totaling $1.3 billion and state of Oklahoma net operating loss carry-forwards totaling $58.9 million as of September 30, 2015. These carry-forwards begin expiring in 2026. As of September 30, 2015, the Company believes a portion of the net operating loss carry-forwards are not fully realizable. The Company considered all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance was needed. Such consideration included estimated future projected earnings based on existing reserves and projected future cash flows from its oil and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of September 30, 2015, the Company's ability to capitalize intangible drilling costs, rather than expensing these costs in order to prevent an operating loss carry-forward from expiring unused, and future projections of Oklahoma sourced income.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The Company's federal and state operating loss carry-forwards include windfall tax deductions from vestings of certain restricted stock awards and stock option exercises that were not recorded in the Company's income tax provision. The amount of windfall tax benefit recognized in additional paid-in capital is limited to the amount of benefit realized currently in income taxes payable. As of September 30, 2015, the Company had suspended additional paid-in capital credits of $4.5 million related to windfall tax deductions. Upon realization of the net operating loss carry-forwards from such windfall tax deductions, the Company would record a benefit of up to $4.5 million in additional paid-in capital.
The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2015, a valuation allowance of $327.5 million has been recorded against the deferred tax asset.
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
Note 8—Derivatives
a. Commodity derivatives
The Company engages in derivative transactions such as collars, swaps, puts and basis swaps to hedge price risks due to unfavorable changes in oil and natural gas prices related to its production. As of September 30, 2015, the Company had 37 open derivative contracts with financial institutions that extend from October 2015 to December 2017. None of these contracts were designated as hedges for accounting purposes. The contracts are recorded at fair value on the balance sheet and gains and losses are recognized in current period earnings. Gains and losses on derivatives are reported on the unaudited consolidated statements of operations in the "Gain (loss) on derivatives, net" line item.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following represents cash settlements received (paid) for derivatives for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Cash settlements received (paid) for matured commodity derivatives	$66,142	$4,531	$175,879	$(1,320)
Early terminations of commodity derivatives received	—	—	—	76,660
Cash settlements received for derivatives, net	$66,142	$4,531	$175,879	$75,340

The following table summarizes open positions as of September 30, 2015, and represents, as of such date, derivatives in place through December 2017 on annual production volumes:

	Remaining Year 2015	Year 2016	Year 2017
Oil positions:(1)
Puts:
Hedged volume (Bbl)	114,000	—	—
Weighted-average price ($/Bbl)	$75.00	$—	$—
Swaps:
Hedged volume (Bbl)	168,000	1,573,800	—
Weighted-average price ($/Bbl)	$96.56	$84.82	$—
Collars:
Hedged volume (Bbl)	1,641,880	3,654,000	2,628,000
Weighted-average floor price ($/Bbl)	$79.81	$73.99	$77.22
Weighted-average ceiling price ($/Bbl)	$95.41	$89.63	$97.22
Totals:
Total volume hedged with ceiling price (Bbl)	1,809,880	5,227,800	2,628,000
Weighted-average ceiling price ($/Bbl)	$95.51	$88.18	$97.22
Total volume hedged with floor price (Bbl)	1,923,880	5,227,800	2,628,000
Weighted-average floor price ($/Bbl)	$80.99	$77.25	$77.22
Basis swaps:(2)
Hedged volume (Bbl)	920,000	—	—
Weighted-average price ($/Bbl)	$(1.95)	$—	$—
Natural gas positions:(3)
Collars:
Hedged volume (MMBtu)	7,192,000	18,666,000	5,475,000
Weighted-average floor price ($/MMBtu)	$3.00	$3.00	$3.00
Weighted-average ceiling price ($/MMBtu)	$5.96	$5.60	$4.00
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company conducts a review of fair value hierarchy classifications on an annual basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Transfers between fair value hierarchy levels are recognized and reported in the period in which the transfer occurred. No transfers between fair value hierarchy levels occurred during the three or nine months ended September 30, 2015 or 2014.

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

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
As of September 30, 2015:
Assets
Current:
Oil derivatives	$—	$180,141	$—	$180,141	$(1,805)	$178,336
Natural gas derivatives	—	10,747	—	10,747	—	10,747
Oil deferred premiums	—	—	—	—	(4,751)	(4,751)
Natural gas deferred premiums	—	—	—	—	(175)	(175)
Noncurrent:
Oil derivatives	$—	$100,594	$—	$100,594	$—	$100,594
Natural gas derivatives	—	3,659	—	3,659	—	3,659
Oil deferred premiums	—	—	—	—	(5,964)	(5,964)
Natural gas deferred premiums	—	—	—	—	(439)	(439)
Liabilities
Current:
Oil derivatives	$—	$(1,805)	$—	$(1,805)	$1,805	$—
Natural gas derivatives	—	—	—	—	—	—
Oil deferred premiums	—	—	(4,751)	(4,751)	4,751	—
Natural gas deferred premiums	—	—	(175)	(175)	175	—
Noncurrent:
Oil derivatives	$—	$—	$—	$—	$—	$—
Natural gas derivatives	—	—	—	—	—	—
Oil deferred premiums	—	—	(5,964)	(5,964)	5,964	—
Natural gas deferred premiums	—	—	(439)	(439)	439	—
Net derivative position	$—	$293,336	$(11,329)	$282,007	$—	$282,007

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
As of December 31, 2014:
Assets
Current:
Oil derivatives	$—	$190,303	$—	$190,303	$—	$190,303
Natural gas derivatives	—	9,647	—	9,647	—	9,647
Oil deferred premiums	—	—	—	—	(4,653)	(4,653)
Natural gas deferred premiums	—	—	—	—	(696)	(696)
Noncurrent:
Oil derivatives	$—	$117,963	$—	$117,963	$—	$117,963
Natural gas derivatives	—	3,646	—	3,646	—	3,646
Oil deferred premiums	—	—	—	—	(3,821)	(3,821)
Natural gas deferred premiums	—	—	—	—	—	—
Liabilities
Current:
Oil derivatives	$—	$—	$—	$—	$—	$—
Natural gas derivatives	—	—	—	—	—	—
Oil deferred premiums	—	—	(4,768)	(4,768)	4,653	(115)
Natural gas deferred premiums	—	—	(696)	(696)	696	—
Noncurrent:
Oil derivatives	$—	$—	$—	$—	$—	$—
Natural gas derivatives	—	—	—	—	—	—
Oil deferred premiums	—	—	(3,821)	(3,821)	3,821	—
Natural gas deferred premiums	—	—	—	—	—	—
Net derivative position	$—	$321,559	$(9,285)	$312,274	$—	$312,274
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents actual cash payments required for deferred premiums as of September 30, 2015, and for the calendar years following:

(in thousands)
Remaining 2015	$1,249
2016	4,471
2017	5,418
2018	426
Total	$11,564
A summary of the changes in assets classified as Level 3 measurements for the periods presented are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Balance of Level 3 at beginning of period	$(12,087)	$(9,025)	$(9,285)	$(12,684)
Change in net present value of deferred premiums for derivatives	(53)	(50)	(141)	(170)
Total purchases and settlements:
Purchases	(437)	(3,800)	(5,821)	(3,800)
Settlements	1,248	1,820	3,918	5,599
Balance of Level 3 at end of period	$(11,329)	$(11,055)	$(11,329)	$(11,055)
b. Fair value measurement on a nonrecurring basis
The Company accounts for the impairment of long-lived assets, if any, at fair value on a nonrecurring basis. For purposes of fair value measurement, it was determined that the impairment of long-lived assets is classified as Level 3, based on the use of internally developed cash flow models. See Note 2.m for discussion regarding the Company's impairment of line-fill during the three months ended September 30, 2015 and impairments of materials and supplies and line-fill during the nine months ended September 30, 2015.
The accounting policies for impairment of oil and natural gas properties are discussed in Note 2.f. Significant inputs included in the calculation of discounted cash flows used in the impairment analysis include the Company's estimate of operating and development costs, anticipated production of evaluated reserves and other relevant data. See Note 2.f for discussion regarding the Company's second and third-quarter full cost ceiling impairments.
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
The Company uses derivatives to hedge its exposure to oil and natural gas price volatility. These transactions expose the Company to potential credit risk from its counterparties. In accordance with the Company's standard practice, its derivatives are subject to counterparty netting under agreements governing such derivatives; therefore, the credit risk associated with its derivative counterparties is somewhat mitigated. See Notes 2.e, 8 and 9 for additional information regarding the Company's derivatives.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

b.    Drilling contracts

The Company has committed to drilling contracts with various third parties to complete its various drilling projects. The contracts contain early termination clauses that require the Company to potentially pay penalties to the third parties should the Company cease drilling efforts. These penalties would negatively impact the Company's financial statements upon early contract termination, especially if a significant number of such contracts were terminated early in their respective terms. In the fourth quarter of 2014, the Company announced a reduced 2015 capital expenditure budget compared to 2014. As a result, the Company began releasing rigs as drilling contracts came close to expiration and incurred charges of $0.5 million in the fourth quarter of 2014. No comparable amounts were recorded in the three and nine months ended September 30, 2015 or 2014. Future commitments of $18.4 million as of September 30, 2015 are not recorded in the accompanying unaudited consolidated balance sheets. Management does not currently anticipate the early termination of any existing contracts in 2015 that would result in a substantial penalty.

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

d.    Other commitments

See Notes 2.h, 15.a and 19.a for the amount of and discussion regarding the commitments to the Company's non-consolidated variable interest entity ("VIE").
Note 12—Restructuring
Following the fourth-quarter 2014 drop in oil prices, in an effort to reduce costs and to better position the Company for ongoing efficient growth, on January 20, 2015, the Company executed a company-wide restructuring and reduction in force (the "RIF") that included (i) the relocation of certain employees in the Company's Dallas, Texas area office to the Company's other existing offices in Tulsa, Oklahoma and Midland, Texas; (ii) closing the Company's Dallas, Texas area office; (iii) a workforce reduction of approximately 75 employees and (iv) the release of 24 contract personnel. The RIF was communicated to employees on January 20, 2015 and was generally effective immediately. The Company's compensation committee approved the RIF and the related severance package. The Company incurred $6.0 million in expenses during the nine months ended September 30, 2015 related to the RIF.
Note 13—Net income (loss) per share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of non-vested restricted stock awards, performance share awards and outstanding restricted stock options. For the three and nine months ended September 30, 2015, all of these potentially dilutive items were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net income (loss) per share.
For the three and nine months ended September 30, 2014, the Performance Share Awards' total shareholder return was below their agreement's payout threshold, and therefore the Performance Share Awards were excluded from the calculation of diluted net income per share. The effects of the Company's then outstanding (i) restricted stock options that were granted in February 2014 to purchase 336,140 shares of common stock at $25.60 per share and (ii) restricted stock options that were granted in February 2012 to purchase 306,177 shares of common stock at $24.11 per share (the "February 2012 Option Grant"), were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2014 because the exercise price of those options was greater than the average market price during the period, and therefore the inclusion of these outstanding options would have been anti-dilutive.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following is the calculation of basic and diluted weighted-average common shares outstanding and net income (loss) per share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except for per share data)	2015	2014	2015	2014
Net income (loss) (numerator):
Net income (loss)—basic and diluted	$(847,783)	$83,407	$(1,245,289)	$64,295
Weighted-average common shares outstanding (denominator)(1):
Basic	211,204	141,413	195,081	141,261
Non-vested restricted stock awards	—	2,334	—	2,246
Outstanding restricted stock options(2)	—	66	—	76
Diluted	211,204	143,813	195,081	143,583
Net income (loss) per share:
Basic	$(4.01)	$0.59	$(6.38)	$0.46
Diluted	$(4.01)	$0.58	$(6.38)	$0.45
______________________________________________________________________________

(1)
For the three and nine months ended September 30, 2015, weighted-average common shares outstanding used in the computation of basic and diluted net loss per share attributable to stockholders has been computed taking into account the March 2015 Equity Offering.

(2)
For the three and nine months ended September 30, 2014, the dilutive effect of the Company's then outstanding options that were granted in February 2013 to purchase 780,281 shares of common stock at $17.34 per share was calculated utilizing the treasury stock method.

Note 14—Variable interest entity
An entity is referred to as a VIE pursuant to accounting guidance for consolidation if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from the economic losses, (iv) the equity holders do not participate fully in the entity's residual economics, or (v) the entity was established with non-substantive voting interests. In order to determine if a VIE should be consolidated, an entity must determine if it is the primary beneficiary of the VIE. The primary beneficiary of a VIE is that variable interest-holder possessing a controlling financial interest through: (i) its power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) its obligation to absorb losses or its right to receive benefits from the VIE that could potentially be significant to the VIE. In order to determine whether the Company owns a variable interest in a VIE, a qualitative analysis is performed of the entity's design, organizational structure, primary decision makers and relevant agreements. The Company continually monitors its VIE exposure to determine if any events have occurred that could cause the primary beneficiary to change.
LMS contributed $48.5 million and $63.0 million during the three and nine months ended September 30, 2015, respectively, and $18.1 million and $37.6 million during the three and nine months ended September 30, 2014, respectively, to Medallion Gathering & Processing, LLC, a Texas limited liability company formed on October 12, 2012, and its wholly-owned subsidiaries (together "Medallion"). See Note 19.a for discussion on a contribution made to Medallion subsequent to September 30, 2015.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

During the nine months ended September 30, 2015, Medallion continued expansion activities on existing portions of its pipeline infrastructure in order to gather additional third-party oil production and began recognizing revenue due to its main pipeline becoming fully operational. See Note 15.a for discussion of items included in the unaudited consolidated financial statements related to Medallion.
During the nine months ended September 30, 2015, the Company negotiated a buyout of a minimum volume commitment to Medallion, which was related to natural gas gathering infrastructure Medallion constructed on acreage that the Company does not plan to develop. The portion of the buyout that was related to the Company's minimum volume commitment for future periods was $3.0 million and is included in the unaudited consolidated statements of operations in the line item "Minimum volume commitments" for the period in which the buyout was settled.
Note 15—Related Parties
a.    Medallion
The following table summarizes items included in the unaudited consolidated statements of operations related to Medallion for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Midstream service revenues	$—	$—	$487	$—
Minimum volume commitments	—	675	5,235	1,779
Interest and other income	50	—	158	—
The following table summarizes items included in the unaudited consolidated balance sheets related to Medallion for the periods presented:

(in thousands)	September 30, 2015	December 31, 2014
Other assets, net	$1,269	$1,110
Other current liabilities	34,322	3,443
Amounts included in "Other assets, net" above represent LMS owned line-fill in Medallion's pipeline and amounts included in "Other current liabilities" above represent LMS's capital contribution payable to Medallion, of which a portion was paid subsequent to September 30, 2015. See Note 14 for additional discussion of Medallion and Note 19.a for additional discussion of the subsequent payment to Medallion.
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
The following table summarizes the net oil, NGL and natural gas sales (oil, NGL and natural gas sales less production taxes) received from Targa and included in the unaudited consolidated statements of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Oil, NGL and natural gas sales	$23,540	$24,148	$77,183	$70,624
The following table summarizes the amounts included in oil, NGL and natural gas sales receivable from Targa in the unaudited consolidated balance sheets for the periods presented:

(in thousands)	September 30, 2015	December 31, 2014
Accounts receivable, net	$7,138	$12,869
Note 16—Segments
Since the beginning of 2015, the Company has presented financial results by segment to highlight the growing value of its midstream and marketing segment and its interest in Medallion, as Medallion's third-party revenues increase.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The Company operates in two business segments, which are (i) exploration and production and (ii) midstream and marketing. The exploration and production segment is engaged in the acquisition, exploration and development of oil and natural gas properties. The midstream and marketing segment provides Laredo's exploration and production segment and certain third parties with (i) any products and services that need to be delivered by midstream infrastructure, including oil and natural gas gathering services as well as rig fuel, natural gas lift and water in Laredo's primary drilling corridors and (ii) takeaway optionality in the field and firm service commitments to maximize Laredo's oil, NGL and natural gas revenues.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following tables present selected financial information regarding the Company's operating segments for the periods presented:

(in thousands)	Exploration and production	Midstream and marketing	Eliminations	Consolidated company
Three months ended September 30, 2015:
Oil, NGL and natural gas sales	$105,025	$753	$(1,171)	$104,607
Midstream service revenues	—	7,917	(6,044)	1,873
Sales of purchased oil	—	43,860	—	43,860
Total revenues	105,025	52,530	(7,215)	150,340
Lease operating expenses, including production tax	35,531	—	(2,524)	33,007
Midstream service expenses	—	5,240	(4,148)	1,092
Costs of purchased oil	—	46,961	—	46,961
General and administrative(1)	20,713	2,200	—	22,913
Depletion, depreciation and amortization(2)	64,664	2,113	—	66,777
Other operating costs and expenses(3)	906,968	481	—	907,449
Operating loss	$(922,851)	$(4,465)	$(543)	$(927,859)
Other financial information:
Income from equity method investee	$—	$2,104	$—	$2,104
Interest expense(4)	$(22,030)	$(1,318)	$—	$(23,348)
Capital expenditures	$(117,962)	$(979)	$—	$(118,941)
Gross property and equipment(5)	$5,178,245	$314,138	$(908)	$5,491,475
Three months ended September 30, 2014:
Oil, NGL and natural gas sales	$199,968	$619	$(1,097)	$199,490
Midstream service revenues	—	1,875	(1,124)	751
Total revenues	199,968	2,494	(2,221)	200,241
Lease operating expenses, including production tax	39,218	—	(1,503)	37,715
Midstream service expenses, including minimum volume commitments	—	2,519	(619)	1,900
General and administrative(1)	25,145	1,933	—	27,078
Depletion, depreciation and amortization(2)	62,298	1,644	—	63,942
Other operating costs and expenses(3)	414	28	—	442
Operating income (loss)	$72,893	$(3,630)	$(99)	$69,164
Other financial information:
Loss from equity method investee	$—	$(61)	$—	$(61)
Interest expense(4)	$(29,584)	$(965)	$—	$(30,549)
Capital expenditures	$(518,388)	$(19,052)	$—	$(537,440)
Gross property and equipment(5)	$4,489,599	$146,483	$(99)	$4,635,983
_______________________________________________________________________________

(1)
General and administrative costs were allocated based on the number of employees in the respective segment as of September 30, 2015 and 2014. However, payroll, deferred compensation, vehicle costs and the capitalization of payroll and deferred compensation associated with land and geology, which are components of general and administrative, are based on actual costs for each segment for the three months ended September 30, 2015 and 2014.

(2)
Depletion, depreciation and amortization is based on actual costs for each segment with the exception of the allocation of other fixed assets, which is based on the number of employees in the respective segment as of September 30, 2015 and 2014.

(3)
Includes accretion of asset retirement obligations and impairments for the three months ended September 30, 2015 and accretion of asset retirement obligations for the three months ended September 30, 2014. These expenses are based on actual costs and are not allocated. See Notes 2.f and 2.m for discussion of the Company's impairments.

(4)	Interest expense is allocated based on gross property and equipment and total contributions to the Company's equity method investee as of September 30, 2015 and 2014.

(5)
Gross property and equipment includes investment in equity method investee totaling $160.2 million and $40.8 million as of September 30, 2015 and 2014, respectively. Other fixed assets were allocated based on the number of employees in the respective segment as of September 30, 2015 and 2014.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(in thousands)	Exploration and production	Midstream and marketing	Eliminations	Consolidated company
Nine months ended September 30, 2015:
Oil, NGL and natural gas sales	$348,915	$1,086	$(1,722)	$348,279
Midstream service revenues	—	15,962	(11,054)	4,908
Sales of purchased oil	—	130,178	—	130,178
Total revenues	348,915	147,226	(12,776)	483,365
Lease operating expenses, including production tax	120,799	—	(7,620)	113,179
Midstream service expenses, including minimum volume commitments	4,399	9,580	(4,481)	9,498
Costs of purchased oil	—	132,578	—	132,578
General and administrative(1)	61,838	6,138	—	67,976
Depletion, depreciation and amortization(2)	204,908	5,923	—	210,831
Other operating costs and expenses(3)	1,404,306	834	—	1,405,140
Operating loss	$(1,447,335)	$(7,827)	$(675)	$(1,455,837)
Other financial information:
Income from equity method investee	$—	$4,585	$—	$4,585
Interest expense(4)	$(75,962)	$(3,770)	$—	$(79,732)
Loss on early redemption of debt(4)	$(30,056)	$(1,481)	$—	$(31,537)
Capital expenditures	$(498,834)	$(35,293)	$—	$(534,127)
Gross property and equipment(6)	$5,178,245	$314,138	$(908)	$5,491,475
Nine months ended September 30, 2014:
Oil, NGL and natural gas sales	$556,054	$619	$(1,097)	$555,576
Midstream service revenues	—	4,447	(3,428)	1,019
Total revenues	556,054	5,066	(4,525)	556,595
Lease operating expenses, including production tax	109,096	—	(3,807)	105,289
Midstream service expenses, including minimum volume commitments	—	5,994	(619)	5,375
General and administrative(1)	79,203	5,081	—	84,284
Depletion, depreciation and amortization(2)	163,527	3,078	—	166,605
Other operating costs and expenses(3)	1,251	28	—	1,279
Operating income (loss)	$202,977	$(9,115)	$(99)	$193,763
Other financial information:
Loss from equity method investee	$—	$(86)	$—	$(86)
Interest expense(4)	$(87,687)	$(2,505)	$—	$(90,192)
Capital expenditures(5)	$(938,719)	$(45,277)	$—	$(983,996)
Gross property and equipment(6)	$4,489,599	$146,483	$(99)	$4,635,983
_______________________________________________________________________________

(1)
General and administrative costs were allocated based on the number of employees in the respective segment as of September 30, 2015 and 2014. However, payroll, deferred compensation, vehicle costs and the capitalization of payroll and deferred compensation associated with land and geology, which are components of general and administrative, are based on actual costs for each segment for the nine months ended September 30, 2015 and 2014.

(2)
Depletion, depreciation and amortization is based on actual costs for each segment with the exception of the allocation of other fixed assets, which is based on the number of employees in the respective segment as of September 30, 2015 and 2014.

(3)
Includes accretion of asset retirement obligations and impairments for the nine months ended September 30, 2015 and accretion of asset retirement obligations for the nine months ended September 30, 2014. These expenses are based on actual costs and are not allocated. See Notes 2.f and 2.m for discussion of the Company's impairments.

(4)
Interest expense and loss on early redemption of debt are allocated based on gross property and equipment and total contributions to the Company's equity method investee as of September 30, 2015 and 2014.

(5)	Capital expenditures excludes acquisition of mineral interests and acquisition of oil and natural gas properties for the nine months ended September 30, 2014.

(6)
Gross property and equipment includes investment in equity method investee totaling $160.2 million and $40.8 million as of September 30, 2015 and 2014, respectively. Other fixed assets were allocated based on the number of employees in the respective segment as of September 30, 2015 and 2014.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 17—Subsidiary guarantees
Laredo and the Guarantors have fully and unconditionally guaranteed the January 2022 Notes, the May 2022 Notes, the March 2023 Notes and the Senior Secured Credit Facility, subject to the Releases. In accordance with practices accepted by the SEC, Laredo has prepared condensed consolidating financial statements to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following unaudited condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014, unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2015 and 2014 and unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014 present financial information for Laredo on a stand-alone basis (carrying any investment in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a condensed consolidated basis. Deferred income taxes for LMS and for GCM are recorded on Laredo's statements of financial position, statements of operations and statements of cash flows as they are disregarded entities for income tax purposes. Laredo and the Guarantors are not restricted from making intercompany distributions to each other.

Condensed consolidating balance sheet
September 30, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$84,918	$15,757	$—	$100,675
Other current assets	274,460	307	—	274,767
Total oil and natural gas properties, net	1,930,771	9,402	(908)	1,939,265
Total midstream service assets, net	—	135,011	—	135,011
Total other fixed assets, net	44,444	355	—	44,799
Investment in subsidiaries and equity method investee	267,498	160,206	(267,498)	160,206
Total other long-term assets	173,277	4,495	—	177,772
Total assets	$2,775,368	$325,533	$(268,406)	$2,832,495

Accounts payable	$23,049	$598	$—	$23,647
Other current liabilities	213,178	54,724	—	267,902
Long-term debt, net	1,415,566	—	—	1,415,566
Other long-term liabilities	33,985	2,713	—	36,698
Stockholders' equity	1,089,590	267,498	(268,406)	1,088,682
Total liabilities and stockholders' equity	$2,775,368	$325,533	$(268,406)	$2,832,495

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating balance sheet
December 31, 2014
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$107,860	$19,069	$—	$126,929
Other current assets	238,300	24	—	238,324
Total oil and natural gas properties, net	3,196,231	7,277	(233)	3,203,275
Total midstream service assets, net	—	108,462	—	108,462
Total other fixed assets, net	42,046	299	—	42,345
Investment in subsidiaries and equity method investee	163,349	58,288	(163,349)	58,288
Total other long-term assets	128,582	4,496	—	133,078
Total assets	$3,876,368	$197,915	$(163,582)	$3,910,701

Accounts payable	$38,453	$555	$—	$39,008
Other current liabilities	354,217	31,800	—	386,017
Long-term debt, net	1,779,447	—	—	1,779,447
Other long-term liabilities	140,817	2,211	—	143,028
Stockholders' equity	1,563,434	163,349	(163,582)	1,563,201
Total liabilities and stockholders' equity	$3,876,368	$197,915	$(163,582)	$3,910,701

Condensed consolidating statement of operations
For the three months ended September 30, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total operating revenues	$104,920	$52,635	$(7,215)	$150,340
Total operating costs and expenses	1,030,143	54,728	(6,672)	1,078,199
Operating loss	(925,223)	(2,093)	(543)	(927,859)
Interest expense and other, net	(23,256)	—	—	(23,256)
Other non-operating income	142,497	2,013	80	144,590
Loss before income taxes	(805,982)	(80)	(463)	(806,525)
Deferred income tax expense	(41,258)	—	—	(41,258)
Net loss	$(847,240)	$(80)	$(463)	$(847,783)

Condensed consolidating statement of operations
For the nine months ended September 30, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total operating revenues	$348,753	$147,388	$(12,776)	$483,365
Total operating costs and expenses	1,802,810	148,493	(12,101)	1,939,202
Operating loss	(1,454,057)	(1,105)	(675)	(1,455,837)
Interest expense and other, net	(79,344)	—	—	(79,344)
Other non-operating income	111,842	4,494	(3,389)	112,947
Income (loss) before income taxes	(1,421,559)	3,389	(4,064)	(1,422,234)
Deferred income tax benefit	176,945	—	—	176,945
Net income (loss)	$(1,244,614)	$3,389	$(4,064)	$(1,245,289)

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of operations
For the three months ended September 30, 2014
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total operating revenues	$199,968	$2,494	$(2,221)	$200,241
Total operating costs and expenses	129,062	4,137	(2,122)	131,077
Operating income (loss)	70,906	(1,643)	(99)	69,164
Interest expense and other, net	(30,516)	—	—	(30,516)
Other non-operating income (expense)	88,894	(157)	1,800	90,537
Income (loss) before income taxes	129,284	(1,800)	1,701	129,185
Deferred income tax expense	(45,778)	—	—	(45,778)
Net income (loss)	$83,506	$(1,800)	$1,701	$83,407

Condensed consolidating statement of operations
For the nine months ended September 30, 2014
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total operating revenues	$556,054	$5,066	$(4,525)	$556,595
Total operating costs and expenses	358,168	9,090	(4,426)	362,832
Operating income (loss)	197,886	(4,024)	(99)	193,763
Interest expense and other, net	(89,882)	—	—	(89,882)
Other non-operating expense	(8,099)	(234)	4,258	(4,075)
Income (loss) before income taxes	99,905	(4,258)	4,159	99,806
Deferred income tax expense	(35,511)	—	—	(35,511)
Net income (loss)	$64,394	$(4,258)	$4,159	$64,295

Condensed consolidating statement of cash flows
For the nine months ended September 30, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash flows provided by (used in) operating activities	$229,065	$(172)	$(3,389)	$225,504
Change in investments between affiliates	(101,858)	98,469	3,389	—
Capital expenditures and other	(433,580)	(98,297)	—	(531,877)
Net cash flows provided by financing activities	353,455	—	—	353,455
Net increase in cash and cash equivalents	47,082	—	—	47,082
Cash and cash equivalents at beginning of period	29,320	1	—	29,321
Cash and cash equivalents at end of period	$76,402	$1	$—	$76,403

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
In April 2015, the FASB issued new guidance in Subtopic 835-30, Interest-Imputation of Interest, which seeks to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in an entity's balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. Entities should apply the amendments on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company has early-adopted this standard as of September 30, 2015, and has applied its provisions retrospectively. The adoption of this standard resulted in the reclassification of $19.4 million and $21.8 million of unamortized debt issuance costs related to the Company's senior unsecured notes from "Other assets, net" to "Long-term debt, net" within its consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. Other than this reclassification, the adoption of this standard did not have an impact on the Company's unaudited consolidated financial statements. The effect of this change in accounting principle on previously reported interim periods are decreases to each of total assets and total liabilities of $26.6 million and $20.1 million as of March 31, 2015 and June 30, 2015, respectively. See Notes 2.g and 5.g for additional discussion of debt issuance costs.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 19—Subsequent events
a.    Medallion capital call
On October 15, 2015, the Company contributed $10.4 million to fund continued expansion activities on existing portions of Medallion's pipeline infrastructure in order to gather additional third-party production. As of September 30, 2015, the Company had recorded a capital contribution payable which included the amount of this capital call. For additional discussion regarding the Senior Secured Credit Facility see Note 5.e.
b.    Senior secured credit facility
On October 30, 2015, in connection with its regular semi-annual redetermination, the Company entered into the Fourth Amendment to the Senior Secured Credit Facility, pursuant to which, among other things, the borrowing base decreased to $1.15 billion, while the maximum credit amount and aggregate elected commitment remained at $2.0 billion and $1.0 billion, respectively, and the amount of “permitted investments” in Medallion increased to $225.0 million in the aggregate at any time.
c.    New commodity derivative contracts
Subsequent to September 30, 2015, the Company entered into the following new commodity derivative contracts:

	Aggregate volumes	Floor price	Contract period
Oil (volumes in Bbl):
Put(1)	1,296,000	$45.00	January 1, 2016 - December 31, 2016
_____________________________________________________________

(1)	The associated commodity derivatives will be settled based on the WTI NYMEX index oil price. A total of $4.5 million in deferred premiums are associated with these contracts.
Note 20—Supplementary information
Costs incurred in oil and natural gas property acquisition, exploration and development activities
Costs incurred in the acquisition, exploration and development of oil and natural gas assets are presented below for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Property acquisition costs:				—
Evaluated	$—	$—	$—	$3,873
Unevaluated	—	—	—	9,925
Exploration(1)	7,803	200,711	16,157	217,353
Development costs(2)	64,451	325,118	381,641	733,671
Total costs incurred	$72,254	$525,829	$397,798	$964,822
____________________________________________________________________________

(1)	The Company acquired significant leasehold interests during the three months ended September 30, 2014.

(2)
The costs incurred for oil and natural gas development activities include $0.3 million and $1.6 million in asset retirement obligations for the three months ended September 30, 2015 and 2014, respectively, and $1.3 million and $3.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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
Our financial and operating performance for the three months ended September 30, 2015 included the following:

•	Oil, NGL and natural gas sales of $104.6 million, compared to $199.5 million for the three months ended September 30, 2014;

•	Average daily sales volumes of 44,820 BOE/D, compared to 32,970 BOE/D for the three months ended September 30, 2014;

•	Net loss of $847.8 million, including a non-cash full cost ceiling impairment of $906.4 million, compared to net income of $83.4 million for the three months ended September 30, 2014; and

•	Adjusted EBITDA (a non-GAAP financial measure) of $119.8 million, compared to $142.0 million for the three months ended September 30, 2014.
Our financial and operating performance for the nine months ended September 30, 2015 included the following:

•	Oil, NGL and natural gas sales of $348.3 million, compared to $555.6 million for the nine months ended September 30, 2014;

•	Average daily sales volumes of 46,270 BOE/D, compared to 29,577 BOE/D for the nine months ended September 30, 2014;

•	Net loss of $1.25 billion, including a non-cash full cost ceiling impairment of $1.39 billion, compared to net income of $64.3 million for the nine months ended September 30, 2014; and

•	Adjusted EBITDA (a non-GAAP financial measure) of $356.4 million, compared to $447.3 million for the nine months ended September 30, 2014.
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
Reserves, pricing and non-cash full cost ceiling impairment
Our results of operations are heavily influenced by commodity prices, which historically experience significant fluctuations, have significantly declined and have remained low in recent months. Prices for oil, NGL and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil, NGL and natural gas, market uncertainty, economic conditions and a variety of additional factors. A continuation of low commodity prices will affect the economic viability of and ability to fund drilling projects, as well as the economic valuation and economic recovery of oil, NGL and natural gas reserves.
Our internal reserves as of September 30, 2015 are reported in three streams: oil, NGL and natural gas. Our reserves as of December 31, 2014 were reported in two streams: oil and liquids-rich natural gas with the economic value of the NGL in our natural gas included in the wellhead natural gas price. The SEC Prices used to value our reserves as of September 30, 2015 were $55.73 per Bbl for oil, $21.87 per Bbl for NGL and $2.89 per MMBtu for natural gas, as of December 31, 2014 were $91.48 per Bbl for oil and $4.25 per MMBtu for liquids-rich natural gas and as of September 30, 2014 were $95.56 per Bbl for oil and $4.16 per MMBtu for liquids-rich natural gas, respectively. The SEC Prices do not include derivative transactions for any period. Primarily, as a result of these lower prices, our internal September 30, 2015 estimated proved reserves decreased 37 MMBOE from our three-stream December 31, 2014 reserves of 297 MMBOE. In order to convert our two-stream December 31, 2014 reserves of 247 MMBOE to three-stream, we utilized actual gas plant economics of 30% shrink and a yield of 127 Bbl of NGL per MMcf. Additionally, using these SEC Prices, our net book value of evaluated oil and natural gas properties exceeded the full cost ceiling amount as of September 30, 2015. As such, we recorded a third-quarter non-cash full cost ceiling impairment of $906.4 million. See Note 2.f to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of this full cost impairment.
We have entered into a number of commodity derivatives, which have enabled us to offset a portion of the changes in our cash flow caused by price fluctuations on our production as discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Potential future low commodity price impact on our development plans, reserves and full cost impairment
Oil, NGL and natural gas prices have remained low in the fourth quarter of 2015. If prices remain at or below the current low levels, subject to numerous factors and inherent limitations, we will incur an additional non-cash full cost impairment in the fourth quarter, which will have an adverse effect on our results of operations. Furthermore, at September 30, 2015, as discussed above, we had material reductions in our proved reserves and we will have further reductions at December 31, 2015, due to price-related changes in our proved developed reserves and the potential to modify our development plans for future years as will be determined during the fourth quarter.
There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in future periods. In addition to unknown future commodity prices, other uncertainties include (i) changes in drilling and completion costs, (ii) changes in oilfield service costs, (iii) production results, (iv) our ability, in a low price environment, to strategically drill the most economic locations in our multi-stack horizontal targets, (v) income tax impacts, (vi) potential recognition of additional proved undeveloped reserves, (vii) any potential value added to our proved reserves when testing recoverability from drilling unbooked locations and (viii) the inherent significant volatility in the commodity prices for oil and natural gas recently exemplified by the large swings in recent months.
Each of the above factors is evaluated on a quarterly basis and if there is a material change in any factor it is incorporated into our internal reserve estimation utilized in our quarterly accounting estimates. We use our internal reserve estimates to evaluate, also on a quarterly basis, the reasonableness of our reserve development plans for our reported reserves. Changes in circumstance, including commodity pricing, economic factors and the other uncertainties described above may lead to changes in our reserve development plans.
Although we do not disclose reserve quantities on a quarterly basis, we have set forth below a calculation of a potential future further reduction of our proved reserves. Such implied impairment and decrease in reserves should not be interpreted to be indicative of our development plan or of our actual future results. Each of the uncertainties noted above has been evaluated for material known trends to be potentially included in the estimation of possible fourth-quarter effects. Based on such review, we determined that the impact of decreased commodity prices is the only significant known variable necessary in the following scenario.
Both our hypothetical fourth-quarter full cost ceiling calculation and our hypothetical reserves estimates have been prepared by substituting (i) $45.85 per barrel for oil, (ii) $12.57 per barrel for NGL and (iii) $1.88 per MMBtu for natural gas (the "Pro Forma Prices") for the respective SEC Prices as of September 30, 2015. All other inputs and assumptions have been held constant. Accordingly, this estimation strictly isolates the estimated impact of more current commodity prices on the 2015 year-end SEC Prices that will be utilized in our full cost ceiling calculation and our reserves estimate. The Pro Forma Prices use a slightly modified SEC Price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for oil, NGL and natural gas on the first day of the month for the 11 months ended November 1, 2015, with the price for November 1, 2015 held constant for the remaining twelfth month of the calculation. Based solely on the substitution of the Pro Forma Prices into our September 30, 2015 internal reserve estimates, the implied fourth-quarter impairment would be $535 million and the implied impact to our three-stream December 31, 2014 reserves of 297 MMBOE would be a reduction of 64 MMBOE. We believe that substituting the Pro Forma Prices into our September 30, 2015 internal reserve estimates may help provide users with an understanding of the potential fourth-quarter price impact on our December 31, 2015 full cost ceiling test and in preparing our year-end reserve estimates.
Recent developments
Amendment to the Senior Secured Credit Facility
On October 30, 2015, in connection with our regular semi-annual redetermination, we entered into the Fourth Amendment to the Senior Secured Credit Facility, pursuant to which, among other things, the borrowing base decreased to $1.15 billion, while the maximum credit amount and aggregate elected commitment remained at $2.0 billion and $1.0 billion, respectively, and the amount of “permitted investments” in Medallion increased to $225.0 million in the aggregate at any time. For more information regarding the Fourth Amendment to the Senior Secured Credit Facility, see Notes 5.e and 19.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Part II, Item 5. Other Information-Item 1.01 Entry into a material definitive agreement" below.
Core areas of operations
The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. As of September 30, 2015, we had assembled 142,895 net acres in the Permian Basin.
Sources of our revenue
Our revenues are primarily derived from the sale of oil, NGL and natural gas and the sale of purchased oil within the continental United States and do not include the effects of derivatives. For the three months ended September 30, 2015, our revenues were comprised of sales of 53% oil, 8% NGL, 9% natural gas, 29% sale of purchased oil and 1% midstream service revenues. For the nine months ended September 30, 2015, our revenues were comprised of sales of 55% oil, 8% NGL, 9% natural gas, 27% sale of purchased oil and 1% midstream service revenues. Our oil, NGL and natural gas revenues may vary significantly from period to period as a result of changes in volumes of production and/or changes in commodity prices. Our midstream service revenues may vary due to the level of services provided to third parties for (i) gathered natural gas, (ii) gas lift fees, (iii) oil throughput fees and (iv) water services. Our sales of purchased oil revenue may vary due to changes in oil prices.

Results of operations
Three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014
Sales volumes, oil, NGL and natural gas revenues and pricing
The following table sets forth information regarding sales volumes, oil, NGL and natural gas revenues and average sales prices per BOE sold, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Sales volumes(1):
Oil (MBbl)	1,844	1,778	5,954	4,712
NGL (MBbl)	1,150	—	3,234	—
Natural gas (MMcf)	6,778	7,533	20,663	20,176
Oil equivalents (MBOE)(2)(3)	4,124	3,033	12,632	8,074
Average daily sales volumes (BOE/D)(3)	44,820	32,970	46,270	29,577
% Oil	45%	59%	47%	58%
Oil, NGL and natural gas revenues (in thousands)(1):
Oil	$79,084	$155,829	$268,093	$429,175
NGL	11,913	—	39,181	—
Natural gas	13,610	43,661	41,005	126,401
Oil, NGL and natural gas sales	$104,607	$199,490	$348,279	$555,576
Average sales prices(1):
Oil, realized ($/Bbl)(4)	$42.88	$87.65	$45.03	$91.09
NGL, realized ($/Bbl)(4)	$10.36	$—	$12.12	$—
Natural gas, realized ($/Mcf)(4)	$2.01	$5.80	$1.98	$6.26
Average price, realized ($/BOE)(4)	$25.37	$65.78	$27.57	$68.80
Oil, hedged ($/Bbl)(5)	$76.74	$88.86	$72.69	$89.73
NGL, hedged ($/Bbl)(5)	$10.36	$—	$12.12	$—
Natural gas, hedged ($/Mcf)(5)	$2.37	$5.87	$2.34	$6.24
Average price, hedged ($/BOE)(5)	$41.11	$66.66	$41.19	$67.95
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

The following table presents cash settlements received (paid) for matured commodity derivatives and premiums incurred previously or upon settlement attributable to instruments that settled during the periods utilized in our calculation of the hedged prices presented above:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Cash settlements received (paid) for matured commodity derivatives:
Oil	$63,510	$3,745	$168,068	$(1,486)
Natural gas	2,632	786	7,811	166
Total	$66,142	$4,531	$175,879	$(1,320)
Premiums paid attributable to contracts that matured during the respective period:
Oil	$(1,073)	$(1,590)	$(3,391)	$(4,908)
Natural gas	(175)	(230)	(527)	(691)
Total	$(1,248)	$(1,820)	$(3,918)	$(5,599)

Changes in prices and volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended September 30, 2015 and 2014:

(in thousands)	Oil	NGL	Natural gas		Total net dollar effect of change
2014 Revenues	$155,829	$—	$43,661		$199,490
Effect of changes in price	(82,566)	11,909	(25,689)		(96,346)
Effect of changes in volumes	5,816	—	(4,374)	(1)	1,442
Other	5	4	12		21
2015 Revenues	$79,084	$11,913	$13,610		$104,607
______________________________________________________________________

(1)
For periods prior to January 1, 2015, we presented our sales volumes for oil and natural gas, which combined NGL with the natural gas stream, and did not separately report NGL. This change impacts the comparability of the two periods presented.

Changes in prices and volumes caused the following changes to our oil, NGL and natural gas revenues between the nine months ended September 30, 2015 and 2014:

(in thousands)	Oil	NGL	Natural gas		Total net dollar effect of change
2014 Revenues	$429,175	$—	$126,401		$555,576
Effect of changes in price	(274,241)	39,195	(88,437)		(323,483)
Effect of changes in volumes	113,153	—	3,050	(1)	116,203
Other	6	(14)	(9)		(17)
2015 Revenues	$268,093	$39,181	$41,005		$348,279
______________________________________________________________________

(1)
For periods prior to January 1, 2015, we presented our sales volumes for oil and natural gas, which combined NGL with the natural gas stream, and did not separately report NGL. This change impacts the comparability of the two periods presented.

Oil revenue. Our oil revenue is a function of oil production volumes sold and average sales prices received for those volumes. The decrease in oil revenue of $76.7 million, or 49%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, is mainly due to a 51% decrease in average oil prices realized, partially offset by a 4% increase in oil production.
The decrease in oil revenue of $161.1 million, or 38%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, is mainly due to a 51% decrease in average oil prices realized, partially offset by a 26% increase in oil production.
NGL and natural gas revenues. On January 1, 2015, we began utilizing three-stream reporting, which impacts the comparability of 2015 with prior periods. Our NGL and natural gas revenues are a function of NGL and natural gas production, volumes sold and average sales prices received for those volumes. The total decrease in NGL and natural gas revenues from the three and nine months ended September 30, 2015 as compared to the periods in 2014, is mainly related to a decrease in average prices realized on our natural gas and NGL production. Stripping out the NGL component from our liquids-rich natural gas results in a lower price received for residue natural gas during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 in which we received revenues from liquids-rich natural gas. The decrease in prices is partially offset by an increase in NGL and natural gas production during the three and nine months ended September 30, 2015 as compared to the same periods in 2014, converted to a three-stream basis.
Costs and expenses
The following table sets forth information regarding costs and expenses and average costs per BOE sold for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except for per BOE sold data)	2015	2014	2015	2014
Costs and expenses:
Lease operating expenses	$25,112	$25,165	$86,698	$67,129
Production and ad valorem taxes	7,895	12,550	26,481	38,160
Midstream service expenses	1,092	1,225	4,263	3,596
Minimum volume commitments	—	675	5,235	1,779
Costs of purchased oil	46,961	—	132,578	—
General and administrative(1)	22,913	27,078	67,976	84,284
Restructuring expenses	—	—	6,042	—
Accretion of asset retirement obligations	599	442	1,771	1,279
Depletion, depreciation and amortization	66,777	63,942	210,831	166,605
Impairment expense	906,850	—	1,397,327	—
Total costs and expenses	$1,078,199	$131,077	$1,939,202	$362,832
Average costs per BOE sold(2):
Lease operating expenses	$6.09	$8.30	$6.86	$8.31
Production and ad valorem taxes	1.91	4.14	2.10	4.73
Midstream service expenses	0.26	0.40	0.34	0.45
General and administrative(1)	5.56	8.93	5.38	10.44
Depletion, depreciation and amortization	16.19	21.08	16.69	20.63
Total	$30.01	$42.85	$31.37	$44.56
________________________________________________________________________

(1)
General and administrative includes non-cash stock-based compensation, net of amounts capitalized, of $6.9 million and $6.2 million for the three months ended September 30, 2015 and 2014, respectively, and $17.9 million and $16.9 million for the nine months ended September 30, 2015 and 2014, respectively.

(2)
For periods prior to January 1, 2015, we presented our average costs per BOE sold, which combined NGL with the natural gas stream, and did not separately report NGL. This change impacts the comparability of the two periods presented.

Lease operating expenses. Lease operating expenses, which include workover expenses, remained relatively flat for the three months ended September 30, 2015 as compared to the same period in 2014, and increased by $19.6 million, or 29%, for the nine months ended September 30, 2015 as compared to the same period in 2014. For the nine months ended September 30, 2015 compared to the same period in 2014, the increase is mainly due to increases in our (i) producing wells and (ii) well service and workover expenses.
Production and ad valorem taxes. Production and ad valorem taxes decreased by $4.7 million, or 37%, and $11.7 million, or 31%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. This change is mainly due to a decrease in production taxes, which are based on and fluctuate proportionately with our oil, NGL and natural gas revenues, which decreased by $5.5 million and $11.8 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 as a result of the corresponding decrease in oil, NGL and natural gas revenues.

Midstream service expenses. See "—Results of Operations - midstream and marketing" for a discussion of these costs.
Minimum volume commitments. Minimum volume commitments decreased by $0.7 million and increased by $3.5 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. These changes are mainly a result of the second-quarter 2015 negotiated buyout of a minimum volume commitment to Medallion, which was related to natural gas gathering infrastructure constructed by Medallion on acreage that we do not plan to develop.
Costs of purchased oil. See "—Results of Operations - midstream and marketing" for a discussion of these costs.
General and administrative ("G&A"). The table below shows the changes in the significant components of G&A expense for the periods presented:

(in thousands)	Three months ended September 30, 2015 compared to 2014	Nine months ended September 30, 2015 compared to 2014
Changes in G&A:
Professional fees	$(1,903)	$(5,687)
Salaries, benefits and bonuses, net of amount capitalized	(1,873)	(3,924)
Charitable contributions	(43)	(3,205)
Performance unit awards	1,445	1,967
Stock-based compensation, net of amount capitalized	683	1,015
Other	(2,474)	(6,474)
Total changes in G&A	$(4,165)	$(16,308)
G&A expense, excluding stock-based compensation, decreased by $5.0 million, or 24%, and $17.4 million, or 26%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decreases are primarily due to (i) professional fees paid to a consulting company in the prior period that was engaged to assist us with the optimization of our development operations, (ii) reduced personnel expenses as a result of the RIF which occurred early in the first quarter of 2015 and (iii) our $3.0 million charitable contribution pledge expensed in the prior period, which will be paid in annual installments through 2024.
Stock-based compensation, net of amount capitalized, increased by $0.7 million, or 11%, and $1.0 million, or 6%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. These changes are mainly due to the issuance of 631,639 non-qualified restricted stock options to management and 602,501 performance share awards to management during the nine months ended September 30, 2015, compared to the issuance of 336,140 non-qualified restricted stock options to management and 271,667 performance share awards to management in the same period in 2014, partially offset by forfeitures of restricted stock awards and restricted stock options as a result of the RIF.
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
Our performance unit awards, which settle in cash if performance criteria are met, are accounted for as liability awards. The associated expense for these awards increased by $1.4 million and $2.0 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. These fluctuations are mainly due to the quarterly re-measurement of the 2013 Performance Unit Awards based on the performance of our stock price relative to the peer group utilized in the forward-looking Monte Carlo simulation. The 2012 Performance Unit Awards performance criteria were satisfied at December 31, 2014, and they were paid at $100 per unit during the first quarter of 2015. This payout did not affect 2015 expense as they were fully accrued at December 31, 2014.

    See Notes 2.l and 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our stock and performance based compensation.
Restructuring expenses. Restructuring expenses relate to the first-quarter 2015 RIF which was an effort to reduce costs and better position ourselves for ongoing efficient growth. Restructuring expenses of $6.0 million were incurred in the first quarter of 2015. As of September 30, 2015, no additional RIF expenses are expected to be incurred in 2015. See Note 12 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the RIF.
Depletion, depreciation and amortization ("DD&A"). The following table provides components of our DD&A expense for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except for per BOE sold data)	2015	2014	2015	2014
Depletion of evaluated oil and natural gas properties	$63,167	$61,429	$200,440	$160,126
Depreciation of midstream service assets	2,000	1,207	5,580	2,899
Depreciation and amortization of other fixed assets	1,610	1,306	4,811	3,580
Total DD&A	$66,777	$63,942	$210,831	$166,605
DD&A per BOE sold	$16.19	$21.08	$16.69	$20.63
DD&A increased by $2.8 million, or 4%, and $44.2 million, or 27%, for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, mainly due to increases in our production.
Impairment expense. Our net book value of evaluated oil and natural gas properties exceeded the full cost ceiling amount as of September 30, 2015. As a result, we recorded a third-quarter non-cash full cost ceiling impairment of $906.4 million. Additionally, as of June 30, 2015, we recorded a second-quarter non-cash full cost ceiling impairment of $488.0 million. There were no comparable full cost impairments in 2014.
Other less material components of impairment expense are LCM adjustments of $2.3 million for materials and supplies for the nine months ended September 30, 2015, and $0.4 million and $0.5 million for our line-fill for the three and nine months ended September 30, 2015, respectively. There were no comparable impairments in 2014.
Non-operating income and expense. The following table sets forth the components of non-operating income and expense for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Non-operating income (expense):
Gain (loss) on derivatives, net	$142,580	$92,790	$141,836	$(1,447)
Income (loss) from equity method investee	2,104	(61)	4,585	(86)
Interest expense	(23,348)	(30,549)	(79,732)	(90,192)
Interest and other income	92	33	388	310
Loss on early redemption of debt	—	—	(31,537)	—
Write-off of debt issuance costs	—	—	—	(124)
Loss on disposal of assets, net	(94)	(2,192)	(1,937)	(2,418)
Non-operating income (expense), net	$121,334	$60,021	$33,603	$(93,957)
Derivatives. The table below shows the changes in the components of gain (loss) on derivatives, net for the periods presented:

(in thousands)	Three months ended September 30, 2015 compared to 2014	Nine months ended September 30, 2015 compared to 2014
Changes in gain (loss) on derivatives, net:
Fair value of derivatives outstanding	$(11,821)	$42,744
Early terminations of derivatives received	—	(76,660)
Cash settlements received for matured derivatives	61,611	177,199
Total changes in gain (loss) on derivatives, net	$49,790	$143,283

The changes in fair value of derivatives outstanding for the three and nine months ended September 30, 2015 compared to the same periods in 2014, are the result of the changing relationship between our contract prices and the associated forward curves used to calculate the fair value of our derivatives in relation to expected market prices. In general, we experience gains during periods of decreasing market prices and losses during periods of increasing market prices. The change in gain (loss) on derivatives, net for the nine months ended September 30, 2015 compared to 2014 was partially offset by the cash received for the early settlement in February 2014 of our oil basis swap differential between the Light Louisiana Sweet Argus and the Brent International Petroleum Exchange index oil prices. Net cash settlements received for matured derivatives are based on the cash settlement prices of our matured derivatives compared to the prices specified in the derivative contracts.
See Notes 2.e, 8 and 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.
Income (loss) from equity method investee. Income (loss) from equity method investee increased by $2.2 million and $4.7 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. During the nine months ended September 30, 2015, Medallion continued expansion activities on existing portions of its pipeline infrastructure in order to gather additional third-party oil production and Medallion began recognizing revenue due to its main pipeline becoming fully operational.
Interest expense. Interest expense decreased by $7.2 million, or 24%, and 10.5 million, or 12%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decreases are primarily due to the early-redemption of the January 2019 Notes on April 6, 2015, which are partially offset by the issuance of the March 2023 Notes. The March 2023 Notes, which began accruing interest on March 18, 2015, have both a lower interest rate and a lower principal amount than the January 2019 Notes.
The table below shows the changes in the significant components of interest expense for the periods presented:

(in thousands)	Three months ended September 30, 2015 compared to 2014	Nine months ended September 30, 2015 compared to 2014
Changes in interest expense:
January 2019 Notes	$(13,001)	$(25,143)
March 2023 Notes	5,408	11,667
Senior Secured Credit Facility, net of capitalized interest	585	2,054
January 2022 Notes	—	1,477
Other	(193)	(515)
Total changes in interest expense	$(7,201)	$(10,460)
Loss on early redemption of debt. During the nine months ended September 30, 2015, we redeemed the entire $550.0 million outstanding principal amount of the January 2019 Notes at a redemption price of 104.750% of the principal amount, plus accrued and unpaid interest up to the Redemption Date. We recognized a loss on extinguishment of $31.5 million related to the difference between the redemption price and the net carrying amount of the January 2019 Notes.
Disposal of assets. Loss on disposal of assets decreased $2.1 million and $0.5 million for three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 as a result of higher losses related to the sales and write-off of materials and supplies and other fixed assets during 2014 as compared to 2015.
Income tax expense. The fluctuations in net income (loss) before and after income tax benefit are shown in the table below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Income (loss) before income taxes	$(806,525)	$129,185	$(1,422,234)	$99,806
Income tax (expense) benefit	(41,258)	(45,778)	176,945	(35,511)
Net income (loss)	$(847,783)	$83,407	$(1,245,289)	$64,295
The effective tax rate on income (loss) before income taxes was 35% for the three months ended 2014 and 36% for the nine months ended September 30, 2014, respectively. Our effective tax rate is affected by recurring permanent differences, changes in valuation allowances and discrete items that may occur in any given year but are not consistent from year to year. For each of the three and nine months ended September 30, 2015, we recorded a valuation allowance of $326.2 million for our deferred tax assets due to uncertainty regarding their realization. As such, the effective tax rates on our loss before income taxes for the same periods are not meaningful. No comparable amounts were recorded in the three and nine months ended September 30, 2014.
As of September 30, 2015, we expect the fiscal year 2015 annual effective tax rate, excluding any valuation allowance and discrete items, applicable to forecasted income before income taxes to be 35%. Significant factors that could impact the annual effective tax rate include management's assessment of certain tax matters, changes in certain non-deductible expenses and shortfalls related to restricted stock awards that vest and stock options that are exercised during the year. GAAP requires the application of the estimated annual effective rate in determining the interim period tax provision unless a rate cannot be reliably estimated, such as when a small change in pre-tax income or loss creates significant variations in the customary relationship between income tax expense or benefit and pre-tax income or loss in interim periods. In such a situation, the interim period tax provision should be based on actual year-to-date results.
During the three and nine months ended September 30, 2015 and 2014, certain shares related to restricted stock awards vested at times when our stock price was lower than the fair value of those shares on the grant date. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. During the three and nine months ended September 30, 2014, certain restricted stock options were exercised, for which the related income tax deduction was less than the expense previously recognized for book purposes. There were no stock options exercised during the three and nine months ended September 30, 2015. As a result of these differences in book compensation cost and related tax deduction, the tax impact of these shortfalls increased by $0.3 million and $3.1 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.
We utilize a one-pool approach when accounting for the pool of windfall tax benefits in which employees and non-employees are grouped into a single pool. As of September 30, 2015 and 2014, we did not have any eligible windfall tax benefits to offset future shortfalls as no excess tax benefits had been recognized, and therefore the tax impact of these shortfalls is included in income tax expense for these respective periods. We expect income tax provisions for future reporting periods will be impacted by this stock compensation tax deduction shortfall; however, we cannot predict the stock compensation shortfall impact because of dependency upon the future market price of our stock.

Results of operations - midstream and marketing
The following table presents selected financial information regarding our midstream and marketing operating segment for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Natural gas sales	$753	$619	$1,086	$619
Midstream service revenues	7,917	1,875	15,962	4,447
Sales of purchased oil	43,860	—	130,178	—
Total revenues	52,530	2,494	147,226	5,066
Midstream service expenses, including minimum volume commitments	5,240	2,519	9,580	5,994
Costs of purchased oil	46,961	—	132,578	—
General and administrative(1)	2,200	1,933	6,138	5,081
Depletion, depreciation and amortization(2)	2,113	1,644	5,923	3,078
Other operating costs and expenses(3)	481	28	834	28
Operating loss	$(4,465)	$(3,630)	$(7,827)	$(9,115)
Other financial information:
Income (loss) from equity method investee	$2,104	$(61)	$4,585	$(86)
Interest expense(4)	$(1,318)	$(965)	$(3,770)	$(2,505)
Loss on early redemption of debt(4)	$—	$—	$(1,481)	$—
_______________________________________________________________________________

(1)
G&A costs were allocated based on the number of employees in the respective segment as of September 30, 2015 and 2014. However, payroll, deferred compensation, vehicle costs and the capitalization of payroll and deferred compensation associated with land and geology, which are components of G&A, are based on actual costs for each segment for the three and nine months ended September 30, 2015 and 2014.

(2)
DD&A is based on actual costs for each segment with the exception of the allocation of other fixed assets, which is based on the number of employees in the respective segment as of September 30, 2015 and 2014.

(3)
Includes the following expenses: restructuring expense, accretion of asset retirement obligations and impairments for the three and nine months ended September 30, 2015 and 2014. These expenses are based on actual costs and are not allocated. See Notes 2.f and 2.m to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of our impairments.

(4)	Interest expense and loss on early redemption of debt are allocated based on gross property and equipment and total contributions to our equity method investee as of September 30, 2015 and 2014.
Natural gas sales. These revenues are related to our midstream and marketing segment providing our exploration and production segment with processed natural gas for use in the field. The corresponding cost component of these transactions are included in "Midstream service expenses."
Midstream service revenues. Our midstream service revenues from operations increased by $6.0 million and $11.5 million during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. These increases are mainly due to (i) higher volumes of gathered natural gas, (ii) water service revenue that we began recognizing in the third quarter of 2015, (iii) oil throughput fees generated by our oil gathering line which was not operational until July of the comparable periods ended 2014 and (iv) natural gas lift fees generated in our drilling corridors that were not operational until September of the comparable periods ended 2014.
Sales of purchased oil. Sales of purchased oil for the three and nine months ended September 30, 2015 were $43.9 million and $130.2 million, respectively. During the fourth quarter of 2014, we began purchasing oil from producers in West Texas, transporting the product on the Bridgetex Pipeline and selling the product to a third party in the Houston market.
Midstream service expenses, including minimum volume commitments. Midstream service expenses, including minimum volume commitments, increased by $2.7 million and $3.6 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Midstream service expenses represent costs incurred to operate and maintain our (i) oil and natural gas gathering and transportation systems and related facilities, (ii) centralized oil storage tanks,

(iii) natural gas lift, rig fuel and centralized compression infrastructure and (iv) water storage, recycling and transportation facilities. The increases are due to continued expansion of the midstream service component of our business.
Costs of purchased oil. Costs of purchased oil for the three and nine months ended September 30, 2015 was $47.0 million and $132.6 million, respectively. These costs include purchasing oil from producers and transporting the purchased oil on the Bridgetex Pipeline to the Houston market.
Income (loss) from equity method investee. We own 49% of the ownership units of Medallion. As such, we account for this investment under the equity method of accounting with our proportionate share of net income (loss) reflected in the unaudited consolidated statements of operations as "Income (loss) from equity method investee" and the carrying amount reflected in the unaudited consolidated balance sheets as "Investment in equity method investee." See Note 14 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this investment. During the nine months ended September 30, 2015, Medallion began recognizing revenue due to its main pipeline becoming fully operational.
Interest expense. Interest expense increased by $0.4 million and $1.3 million during the three and nine months ended September 30, 2015, respectively, compared to the same period in 2014. Interest is allocated to the midstream and marketing segment based on its gross property and equipment and total contributions to its equity method investee. We have expanded the midstream and marketing component of our business and built out our service facilities significantly in the past year, thereby increasing the interest expense that is allocated to this segment.
Loss on early redemption of debt. We recognized a loss on extinguishment related to the difference between the redemption price and the net carrying amount of the extinguished January 2019 Notes during the nine months ended September 30, 2015. Loss on early redemption of debt is allocated to the midstream and marketing segment based on its gross property and equipment and total contributions to its equity method investee.
Liquidity and capital resources
Our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings, proceeds from senior unsecured note offerings and borrowings under our Senior Secured Credit Facility. We believe cash flows from operations and availability under our Senior Secured Credit Facility provide sufficient liquidity to manage our cash needs and contractual obligations and to fund expected capital expenditures. A significant portion of our capital expenditures can be adjusted and managed by us. As we pursue reserves and the economic development of production in the Permian Basin, we continually monitor and consider which financing alternatives, including debt and equity capital resources, joint ventures and asset sales, are available to meet our future planned or accelerated capital expenditures. Our primary operational uses of capital have been for the acquisition, exploration and development of oil and natural gas properties, LMS's infrastructure development and investments in Medallion, our equity method investee.
We continually seek to maintain a financial profile that provides operational flexibility. However, the decrease in oil, NGL and natural gas prices may have a negative impact on our ability to raise additional capital and/or maintain our desired levels of liquidity. As of September 30, 2015, we had $865.0 million available for borrowings under our Senior Secured Credit Facility. We believe that our operating cash flow and the aforementioned liquidity sources combined with our capital budget for 2015 provide us with the financial resources to implement our planned exploration and development activities. We use derivatives to reduce exposure to fluctuations in the prices of oil and natural gas. As of November 2, 2015, approximately 100% of our anticipated oil production for the last three months of 2015 is hedged at a weighted-average floor price of $80.99 per Bbl and approximately 60% of our anticipated natural gas and NGL production for the last three months of 2015 is hedged at a weighted-average floor price of $3.00 per MMBtu.

The following table summarizes our hedge positions that were in place for the calender years presented:

	Year 2015	Year 2016(1)	Year 2017
Oil positions(2):
Total volume hedged with floor price (Bbl)	7,685,020	6,523,800	2,628,000
Weighted-average floor price ($/Bbl)	$80.99	$70.84	$77.22
Natural gas positions(3):
Total volume hedged with floor price (MMBtu)	28,600,000	18,666,000	5,475,000
Weighted-average floor price ($/MMBtu)	$3.00	$3.00	$3.00
_______________________________________________________________________________

(1)	Includes derivatives entered into subsequent to September 30, 2015.

(2)	Oil derivatives are settled based on the WTI NYMEX index oil prices.

(3)	Natural gas derivatives are settled based on the Inside FERC index price for West Texas Waha for the calculation period.
By removing a significant portion of the price volatility associated with future production, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices.
On September 15, 2015, we completed the sale of non-strategic and primarily non-operated properties and associated production totaling 6,060 net acres and 123 producing properties in the Midland Basin to a third-party buyer for a sales price of $65.5 million. After transaction costs and adjustments at closing reflecting an economic effective date of July 1, 2015, the net proceeds were $65.2 million, net of working capital adjustments and subject to post-closing cost adjustments.
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
As of September 30, 2015, we had $135.0 million outstanding under our Senior Secured Credit Facility and $1.3 billion in senior unsecured notes. We had $865.0 million available for borrowings under our Senior Secured Credit Facility and $76.4 million in cash on hand for total available liquidity of $941.4 million as of September 30, 2015.
As of November 3, 2015 we had $1.4 billion in debt outstanding, $865.0 million available for borrowings under our Senior Secured Credit Facility and $50.9 million in cash on hand for total available liquidity of $915.9 million.
Our commodity derivative positions will help us stabilize a portion of our expected cash flows from operations in the event of possible future declines in the price of oil and natural gas. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below.
Cash flows
Our cash flows for the periods presented are as follows:

	Nine months ended September 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$225,504	$376,336
Net cash used in investing activities	(531,877)	(1,033,748)
Net cash provided by financing activities	353,455	515,019
Net increase (decrease) in cash and cash equivalents	$47,082	$(142,393)

Cash flows provided by operating activities
Net cash provided by operating activities was $225.5 million and $376.3 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease of $150.8 million was largely due to the $76.7 million net proceeds received for early terminations of commodity derivative contracts during the nine months ended September 30, 2014. Other notable changes in net cash provided by operating activities were (i) increases of $1.31 billion in net loss and $212.5 million in deferred income tax benefit, (ii) an increase of $143.3 million in gain on derivatives, net and (iii) a $53.8 million reduction in working capital. These changes were partially offset by (i) an increase of $1.40 billion in impairment expense during the nine months ended September 30, 2015, (ii) an increase of $177.2 million in cash settlements received for matured derivatives, net, (iii) an increase of $44.2 million in depletion, depreciation and amortization expense and (iv) a $31.5 million loss on early redemption of debt during the nine months ended September 30, 2015.
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
Cash flows used in investing activities
Net cash used in investing activities was $531.9 million and $1.03 billion for the nine months ended September 30, 2015 and 2014, respectively. The decrease of $501.9 million is mainly attributable to a $434.8 million decrease in capital expenditures for oil and natural gas properties and a $63.6 million increase in proceeds mainly from our third-quarter 2015 divestiture of non-strategic and primarily non-operated properties. These changes were partially offset by a $25.4 million increase in investment in our equity method investee.
Our cash used in investing activities for the periods presented is summarized in the table below:

	Nine months ended September 30,
(in thousands)	2015	2014
Capital expenditures:
Acquisition of oil and natural gas properties	$—	$(6,493)
Acquisition of mineral interests	—	(7,305)
Oil and natural gas properties	(490,351)	(925,121)
Midstream service assets	(35,237)	(45,263)
Other fixed assets	(8,539)	(13,612)
Investment in equity method investee	(63,011)	(37,581)
Proceeds from dispositions of capital assets, net of costs	65,261	1,627
Net cash used in investing activities	$(531,877)	$(1,033,748)
Capital expenditure budget
During the second quarter of 2015, our board of directors approved an increased capital expenditure budget of approximately $595.0 million for calendar year 2015, which includes capital requirements of our equity method investee but excludes acquisitions. During the third-quarter of 2015, our board of directors approved an additional $55.0 million of contributions to Medallion to be used for additional expansion projects. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.
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

Cash flows provided by financing activities
Our net cash flows provided by financing activities were $353.5 million and $515.0 million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, our primary sources of cash provided by financing activities were proceeds from our March 2015 Equity Offering, the issuance of our March 2023 Notes and borrowings on our Senior Secured Credit Facility, partially offset by the redemption of our January 2019 Notes and the payments on our Senior Secured Credit Facility during the quarter ended March 31, 2015. During the nine months ended September 30, 2014, our primary source of cash provided by financing activities was proceeds from the issuance of our January 2022 Notes.
Our cash provided by financing activities for the periods presented is summarized in the table below:

	Nine months ended September 30,
(in thousands)	2015	2014
Borrowings on Senior Secured Credit Facility	$310,000	$75,000
Payments on Senior Secured Credit Facility	(475,000)	—
Issuance of March 2023 Notes	350,000	—
Issuance of January 2022 Notes	—	450,000
Redemption of January 2019 Notes	(576,200)	—
Proceeds from issuance of common stock, net of offering costs	754,163	—
Purchase of treasury stock	(2,749)	(4,075)
Proceeds from exercise of employee stock options	—	1,885
Payments for debt issuance costs	(6,759)	(7,791)
Net cash provided by financing activities	$353,455	$515,019
Debt
As of September 30, 2015, we were a party only to our Senior Secured Credit Facility and the indentures governing our senior unsecured notes.
Senior Secured Credit Facility. As of September 30, 2015, our Senior Secured Credit Facility, which matures November 4, 2018, had a maximum credit amount of $2.0 billion, a borrowing base of $1.25 billion, an aggregate elected commitment amount of $1.0 billion and $135.0 million outstanding.
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
Our Senior Secured Credit Facility is secured by a first-priority lien on our assets, including oil and natural gas properties constituting at least 80% of the present value of our proved reserves owned now or in the future. Our Senior Secured Credit Facility contains both financial and non-financial covenants. We were in compliance with these ratios as of September 30, 2015 and expect to be in compliance with them for the foreseeable future. See "Part II, Item 5. Other Information-Item 1.01 Entry into a material definitive agreement" below for additional information regarding the Fourth Amendment to the Senior Secured Credit Facility.
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
As of November 4, 2015, we had a total of $1.3 billion of senior unsecured notes outstanding and $135.0 million outstanding on the Senior Secured Credit Facility.
Obligations and commitments
As of September 30, 2015, our contractual obligations included our March 2023 Notes, January 2022 Notes, May 2022 Notes, Senior Secured Credit Facility, drilling contract commitments, derivatives, performance unit liability awards, asset retirement obligations, office and equipment leases and capital contribution commitments to our equity method investee. From December 31, 2014 to September 30, 2015, the material changes in our contractual obligations included (i) a decrease of $759.0 million in principal and interest due to the redemption of the January 2019 Notes, (ii) an increase of $525.0 million in principal and interest due to the March 2023 Notes offering, (iii) a decrease of $165.0 million outstanding on our Senior Secured Credit Facility, (iv) a decrease of $80.8 million on our interest obligations for our senior unsecured notes as semi-annual interest payments were made in January, February, May, July and September 2015, (iv) an increase of $16.0 million in our outstanding capital contribution commitment to our equity method investee due to new commitments to fund the construction of pipeline extensions to capture additional third-party production and (v) a decrease of $26.8 million for drilling contract commitments (on contracts other than those on a well-by-well basis).
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

The following presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Net income (loss)	$(847,783)	$83,407	$(1,245,289)	$64,295
Plus:
Deferred income tax expense (benefit)	41,258	45,778	(176,945)	35,511
Depletion, depreciation and amortization	66,777	63,942	210,831	166,605
Bad debt expense	107	—	107	—
Impairment expense	906,850	—	1,397,327	—
Non-cash stock-based compensation, net of amounts capitalized	6,877	6,194	17,933	16,919
Restructuring expenses	—	—	6,042	—
(Gain) loss on derivatives, net	(142,580)	(92,790)	(141,836)	1,447
Cash settlements received (paid) for matured commodity derivatives, net	66,142	4,531	175,879	(1,320)
Cash settlements received for early terminations of commodity derivatives, net	—	—	—	76,660
Premiums paid for derivatives that matured during the period(1)	(1,248)	(1,820)	(3,918)	(5,599)
Interest expense	23,348	30,549	79,732	90,192
Write-off of debt issuance costs	—	—	—	124
Loss on disposal of assets, net	94	2,192	1,937	2,418
Loss on early redemption of debt	—	—	31,537	—
Buyout of minimum volume commitment	—	—	3,014	—
Adjusted EBITDA	$119,842	$141,983	$356,351	$447,252
______________________________________________________________________________

(1)	Reflects premiums incurred previously or upon settlement that are attributable to instruments settled in the respective periods presented.
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
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2015. For our other critical accounting policies and procedures, please see our disclosure of critical accounting policies in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the

2014 Annual Report. Additionally, see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for a discussion of additional accounting policies and estimates made by management.
Recent accounting pronouncements
As of September 30, 2015, we early adopted new guidance regarding the presentation of debt issuance costs. For additional discussion of this early adoption and other recent accounting pronouncements, see Note 18 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
Commodity price exposure
Due to the inherent volatility of oil, NGL and natural gas prices, we use commodity derivatives, such as collars, swaps, puts and basis swaps to hedge price risk associated with a significant portion of our anticipated production. By removing a majority of the price volatility associated with future production, we expect to reduce, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices. We have not elected hedge accounting on these derivatives and, therefore, the gains and losses on open positions are reflected in earnings. At each period-end, we estimate the fair values of our commodity derivatives using an independent third-party valuation and recognize the associated gain or loss in our unaudited consolidated statements of operations.
The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. As of September 30, 2015, a 10% change in the forward curves associated with our commodity derivatives would have changed our net positions to the following amounts:

(in thousands)	10% Increase	10% Decrease
Commodity derivatives	$234,463	$335,425
As of September 30, 2015 and December 31, 2014, the fair values of our open derivative contracts were $282.0 million and $312.3 million, respectively. Refer to Notes 2.e, 8 and 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional disclosures regarding our derivatives.

Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and, as of September 30, 2015, we had $135.0 million outstanding on our Senior Secured Credit Facility. Our January 2022 Notes, May 2022 Notes and March 2023 Notes bear fixed interest rates and we had $450.0 million, $500.0 million and $350.0 million outstanding, respectively, as of September 30, 2015, as shown in the table below.

	Expected maturity date
(in millions except for interest rates)	2015	2016	2017	2018	2019	Thereafter	Total
January 2022 Notes - fixed rate	$—	$—	$—	$—	$—	$450.0	$450.0
Average interest rate	—%	—%	—%	—%	—%	5.625%	5.625%
May 2022 Notes - fixed rate	$—	$—	$—	$—	$—	$500.0	$500.0
Average interest rate	—%	—%	—%	—%	—%	7.375%	7.375%
March 2023 Notes - fixed rate	$—	$—	$—	$—	$—	$350.0	$350.0
Average interest rate	—%	—%	—%	—%	—%	6.250%	6.250%
Senior Secured Credit Facility - variable rate	$—	$—	$—	$135.0	$—	$—	$135.0
Average interest rate	—%	—%	—%	1.724%	—%	—%	1.724%
Counterparty and customer credit risk
As of September 30, 2015, our principal exposures to credit risk are through receivables of (i) $282.0 million from derivatives, (ii) $34.5 million from the sale of our oil, NGL and natural gas production, which we market to energy marketing companies and refineries, (iii) $25.6 million from joint interest parties, (iv) $21.7 million from matured derivatives and (v) $14.4 million from midstream product sales.
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

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Laredo's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were effective as of September 30, 2015. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Laredo's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2014 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as well as the updated risk factor set forth below. Other than such updates, there have been no material changes in our risk factors from those described in the 2014 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. The risks described in the 2014 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks related to our business

As a result of the sustained commodity price decrease, we have taken and may be required to take further write-downs of the carrying values of our properties.

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we have been required to and may be required to further write-down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings.

Oil, NGL and natural gas prices have significantly declined since mid-2014 and have remained low in the third-quarter of 2015. Primarily as a result of these lower prices, our September 30, 2015 estimated proved reserves decreased 37 MMBOE from our December 31, 2014 reserves, converted to three streams. Additionally, we recorded non-cash full cost ceiling impairments of $488.0 million and $906.4 million in the second and third quarters of 2015, respectively. If prices remain at or below current levels, we will incur another impairment charge in the fourth quarter of 2015 and may incur further charges in the future. Such charges could have a material adverse effect on our results of operations for the periods in which they are taken. See Note 2.h to our audited consolidated financial statements included in our 2014 Annual Report for additional information.
Item 2.    Repurchase of Equity Securities

Period	Total number of shares withheld(1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
July 1, 2015 - July 31, 2015	2,952	$10.65	—	—
August 1, 2015 - August 31, 2015	4,419	$8.70	—	—
September 1, 2015 - September 30, 2015	8,872	$9.92	—	—
Total	16,243
______________________________________________________________________________

(1)	Represents shares that were withheld by us to satisfy employee tax withholding obligations that arose upon the lapse of restrictions on restricted stock.
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
We understand that SAMIH's affiliates intend to disclose in their next annual or quarterly SEC report that Santander UK plc ("Santander UK") holds frozen savings accounts and one current account for two customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout the nine months ended September 30, 2015. Revenue generated on these accounts is negligible.
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations ("NPWMD sanctions program"), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment installments. In the nine months ended September 30, 2015, total revenue in connection with the mortgage was approximately £2,928 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during the nine months ended September 30, 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander Group in connection with the investment accounts was approximately £161 while net profits in the nine months ended September 30, 2015 were negligible relative to the overall profits of Banco Santander, S.A.
In addition, during the third-quarter of 2015, two additional Santander UK customers were designated. First, a U.K. national designated by the U.S. under the Specially Designated Global Terrorist ("SDGT") sanctions program who is on the U.S. Specially Designated National ("SDN") list. This customer holds a bank account which generated revenue of approximately £183 during the third quarter of 2015. A stop was placed on the account. Net profits in the third quarter of 2015 were negligible relative to the overall profits of Santander UK. Second, a U.K. national also designated by the U.S. under the SDGT sanctions program and on the U.S. SDN list, held a bank account. No transactions were made in the third quarter of 2015 and the account is blocked and in arrears.

Item 1.01 Entry into a material definitive agreement

On October 30, 2015, in connection with our regular semi-annual redetermination, we entered into the Fourth Amendment to Fourth Amended and Restated Credit Agreement among Laredo, Wells Fargo Bank, N.A., as administrative agent, the guarantors signatory thereto and the banks signatory thereto (the "Amendment"). Pursuant to the Amendment, among other things, (i) the borrowing base was decreased from $1.25 billion to $1.15 billion, (ii) the amount of “permitted investments” in Medallion (regardless of whether made before, on or following the date of the Amendment) was increased to $225.0 million in the aggregate at any time and (iii) certain other terms of the Senior Secured Credit Facility, including certain non-financial representations and warranties and covenants, were amended as set forth in the Amendment. The Senior Secured Credit Facility matures on November 4, 2018 and has a maximum credit amount of $2.0 billion and an aggregate elected commitment of $1.0 billion. The foregoing summary of the Amendment is not complete and is qualified in its entirety by reference to the complete text of the Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report and is incorporated by reference into this Item 1.01.

Item 2.03 Creation of a direct financial obligation or an obligation under an off-balance sheet arrangement of a registrant
The disclosure set forth under Item 1.01 above is incorporated by reference into this Item 2.03.

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

10.1*
Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 30, 2015, among Laredo Petroleum, Inc., Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC, Garden City Minerals, LLC and the banks signatory thereto.

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

LAREDO PETROLEUM, INC.

Date: November 5, 2015	By:	/s/ Randy A. Foutch
Randy A. Foutch
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 5, 2015	By:	/s/ Richard C. Buterbaugh
Richard C. Buterbaugh
Executive Vice President and Chief Financial Officer
(principal financial officer)

By:
Date: November 5, 2015	By:	/s/ Michael T. Beyer
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

10.1*
Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 30, 2015, among Laredo Petroleum, Inc., Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC, Garden City Minerals, LLC and the banks signatory thereto.

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