Form 10-Q
period 2016-03-31
Laredo Petroleum, Inc.
filed 2016-05-05
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2016
 or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of May 2, 2016: 213,406,700

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this "Quarterly Report") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil and natural gas reserves, drilling program capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "could," "may," "will," "foresee," "plan," "goal," "should," "intend," "pursue," "target," "continue," "suggest" or the negative thereof or other variations thereof or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Among the factors that significantly impact our business and could impact our business in the future are:

•	the volatility of, and substantial decline in, oil, natural gas liquids ("NGL") and natural gas prices, which remain at low levels;

•	revisions to our reserve estimates as a result of changes in commodity prices and uncertainties;

•	impacts to our financial statements as a result of impairment write-downs;

•	our ability to discover, estimate, develop and replace oil, NGL and natural gas reserves;

•	uncertainties about the estimates of our oil, NGL and natural gas reserves;

•	changes in domestic and global production, supply and demand for oil, NGL and natural gas;

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

•
the potentially insufficient refining capacity in the U.S. Gulf Coast to refine all of the light sweet crude oil being produced in the U.S., which could result in widening price discounts to world crude prices and potential shut-in of production due to lack of sufficient markets;

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

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report, under "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Annual Report"), and those set forth from time to time in our other filings with the Securities and Exchange Commission (the "SEC"). These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

PART I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$12,095	$31,154
Accounts receivable, net	85,173	87,699
Derivatives	166,794	198,805
Other current assets	16,796	14,574
Total current assets	280,858	332,232
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	5,216,178	5,103,635
Unevaluated properties not being depleted	116,905	140,299
Less accumulated depletion and impairment	(4,417,833)	(4,218,942)
Oil and natural gas properties, net	915,250	1,024,992
Midstream service assets, net	130,007	131,725
Other fixed assets, net	42,476	43,538
Property and equipment, net	1,087,733	1,200,255
Derivatives	63,414	77,443
Investment in equity method investee	194,822	192,524
Other assets, net	10,337	10,833
Total assets	$1,637,164	$1,813,287
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$23,382	$14,181
Undistributed revenue and royalties	26,282	34,540
Accrued capital expenditures	43,657	61,872
Other current liabilities	62,753	106,222
Total current liabilities	156,074	216,815
Long-term debt, net	1,476,890	1,416,226
Derivatives	234	—
Asset retirement obligations	45,711	44,759
Other noncurrent liabilities	3,971	4,040
Total liabilities	1,682,880	1,681,840
Commitments and contingencies
Stockholders' (deficit) equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized and 213,447,648 and 213,808,003 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	2,134	2,138
Additional paid-in capital	2,089,864	2,086,652
Accumulated deficit	(2,137,714)	(1,957,343)
Total stockholders' (deficit) equity	(45,716)	131,447
Total liabilities and stockholders' (deficit) equity	$1,637,164	$1,813,287

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2016	2015
Revenues:
Oil, NGL and natural gas sales	$73,142	$118,118
Midstream service revenues	1,801	1,309
Sales of purchased oil	31,614	31,267
Total revenues	106,557	150,694
Costs and expenses:
Lease operating expenses	20,518	32,380
Production and ad valorem taxes	6,435	9,086
Midstream service expenses	609	1,574
Minimum volume commitments	—	1,656
Costs of purchased oil	32,946	31,200
General and administrative	19,451	21,855
Restructuring expenses	—	6,042
Accretion of asset retirement obligations	844	579
Depletion, depreciation and amortization	41,478	71,942
Impairment expense	161,064	878
Total costs and expenses	283,345	177,192
Operating loss	(176,788)	(26,498)
Non-operating income (expense):
Gain on derivatives, net	17,885	63,155
Income (loss) from equity method investee	2,298	(433)
Interest expense	(23,705)	(32,414)
Interest and other income	99	123
Loss on disposal of assets, net	(160)	(762)
Non-operating income (expense), net	(3,583)	29,669
Income (loss) before income taxes	(180,371)	3,171
Income tax expense:
Deferred	—	(3,643)
Total income tax expense	—	(3,643)
Net loss	$(180,371)	$(472)
Net loss per common share:
Basic	$(0.85)	$—
Diluted	$(0.85)	$—
Weighted-average common shares outstanding:
Basic	211,560	162,426
Diluted	211,560	162,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statement of stockholders' equity (deficit)
(in thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2015	213,808	$2,138	$2,086,652	—	$—	$(1,957,343)	$131,447
Restricted stock awards	24	—	—	—	—	—	—
Restricted stock forfeitures	(108)	(1)	1	—	—	—	—
Vested restricted stock exchanged for tax withholding	—	—	—	276	(1,412)	—	(1,412)
Retirement of treasury stock	(276)	(3)	(1,409)	(276)	1,412	—	—
Stock-based compensation	—	—	4,620	—	—	—	4,620
Net loss	—	—	—	—	—	(180,371)	(180,371)
Balance, March 31, 2016	213,448	$2,134	$2,089,864	—	$—	$(2,137,714)	$(45,716)

The accompanying notes are an integral part of this unaudited consolidated financial statement.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(180,371)	$(472)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax expense	—	3,643
Depletion, depreciation and amortization	41,478	71,942
Impairment expense	161,064	878
Non-cash stock-based compensation, net of amounts capitalized	3,838	4,788
Mark-to-market on derivatives:
Gain on derivatives, net	(17,885)	(63,155)
Cash settlements received for matured derivatives, net	65,937	63,141
Cash settlements received for early terminations of derivatives, net	80,000	—
Change in net present value of deferred premiums paid for derivatives	72	43
Cash premiums paid for derivatives	(81,850)	(1,421)
Amortization of debt issuance costs	1,120	1,377
Cash settlement of performance unit awards	(6,394)	(2,738)
Other, net	(1,292)	1,742
Decrease in accounts receivable	2,526	16,926
Increase in other assets	(2,186)	(14,478)
Increase (decrease) in accounts payable	9,201	(8,598)
Decrease in undistributed revenues and royalties	(8,258)	(19,222)
Decrease in other accrued liabilities	(10,414)	(28,714)
(Decrease) increase in other noncurrent liabilities	(69)	187
Increase in fair value of performance unit awards	—	996
Net cash provided by operating activities	56,517	26,865
Cash flows from investing activities:
Capital expenditures:
Oil and natural gas properties	(105,155)	(243,733)
Midstream service assets	(1,937)	(20,434)
Other fixed assets	(630)	(3,919)
Investment in equity method investee	(26,660)	(14,495)
Proceeds from dispositions of capital assets, net of costs	218	35
Net cash used in investing activities	(134,164)	(282,546)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	85,000	175,000
Payments on Senior Secured Credit Facility	(25,000)	(475,000)
Issuance of March 2023 Notes	—	350,000
Proceeds from issuance of common stock, net of offering costs	—	754,163
Purchase of treasury stock	(1,412)	(2,283)
Payments for debt issuance costs	—	(6,427)
Net cash provided by financing activities	58,588	795,453
Net (decrease) increase in cash and cash equivalents	(19,059)	539,772
Cash and cash equivalents, beginning of period	31,154	29,321
Cash and cash equivalents, end of period	$12,095	$569,093

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 1—Organization
Laredo Petroleum, Inc. ("Laredo"), together with its subsidiaries, Laredo Midstream Services, LLC ("LMS") and Garden City Minerals, LLC ("GCM"), is an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties, and the transportation of oil and natural gas from such properties, primarily in the Permian Basin in West Texas. LMS and GCM (together, the "Guarantors") guarantee all of Laredo's debt instruments. In these notes, the "Company" refers to Laredo, LMS and GCM collectively, unless the context indicates otherwise. All amounts, dollars and percentages presented in these unaudited consolidated financial statements and the related notes are rounded and therefore approximate.
The Company operates in two business segments, which are (i) exploration and production and (ii) midstream and marketing. The exploration and production segment is engaged in the acquisition, exploration and development of oil and natural gas properties primarily in the Permian Basin in West Texas. The midstream and marketing segment provides Laredo's exploration and production segment and third parties with products and services that need to be delivered by midstream infrastructure, including oil and natural gas gathering services as well as rig fuel, natural gas lift and water in and around Laredo's primary production corridors.
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
The accompanying consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2015 is derived from audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of March 31, 2016, results of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015.
Certain disclosures have been condensed or omitted from these unaudited consolidated financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2015 Annual Report.
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
Significant estimates include, but are not limited to, (i) estimates of the Company's reserves of oil, NGL and natural gas, (ii) future cash flows from oil and natural gas properties, (iii) depletion, depreciation and amortization, (iv) asset retirement obligations, (v) stock-based compensation, (vi) deferred income taxes, (vii) fair value of assets acquired and liabilities assumed in an acquisition and (viii) fair values of derivatives, deferred premiums and performance unit awards. As fair value is a market-based measurement, it is determined based on the assumptions that would be used by market participants. These estimates and assumptions are based on management's best judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets and volatile equity and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. Management believes its estimates and

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

assumptions to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual values and results could differ from these estimates. Any changes in estimates resulting from future changes in the economic environment will be reflected in the financial statements in future periods.
c.    Reclassifications
Certain amounts in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 2016 presentation. These reclassifications had no impact to previously reported net loss, stockholders' equity or cash flows.
d.    Accounts receivable
The Company sells produced and purchased oil, NGL and natural gas to various customers and participates with other parties in the development and operation of oil and natural gas properties. The Company's accounts receivable are generally unsecured. Accounts receivable for joint interest billings are recorded as amounts billed to customers less an allowance for doubtful accounts.
Joint interest operations amounts are considered past due after 30 days. The Company determines joint interest operations accounts receivable allowances based on management's assessment of the creditworthiness of the joint interest owners. Additionally, as the operator of the majority of its wells, the Company has the ability to realize some or all of the receivables through netting of anticipated future production revenues. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging and existing industry and economic data. The Company reviews its allowance for doubtful accounts quarterly. Past due amounts greater than 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote.

Accounts receivable consisted of the following components for the periods presented:

(in thousands)	March 31, 2016	December 31, 2015
Oil, NGL and natural gas sales	$31,060	$25,582
Joint operations, net(1)	23,027	21,375
Matured derivatives	18,084	27,469
Sales of purchased oil and other products	12,324	11,775
Other	678	1,498
Total	$85,173	$87,699
______________________________________________________________________________

(1)	Accounts receivable for joint operations are presented net of an allowance for doubtful accounts of $0.2 million as of both March 31, 2016 and December 31, 2015.
e.    Derivatives
The Company uses derivatives to reduce exposure to fluctuations in the prices of oil and natural gas. By removing a significant portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices. These transactions are in the form of puts, swaps, collars and, in prior periods, basis swaps.
Derivatives are recorded at fair value and are presented on a net basis on the unaudited consolidated balance sheets as assets or liabilities. The Company nets the fair value of derivatives by counterparty where the right of offset exists. The Company determines the fair value of its derivatives by utilizing pricing models for substantially similar instruments. Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. See Note 9 for discussion regarding the fair value of the Company's derivatives.
The Company's derivatives were not designated as hedges for accounting purposes for any of the periods presented. Accordingly, the changes in fair value are recognized in the unaudited consolidated statements of operations in the period of change. Gains and losses on derivatives are included in cash flows from operating activities. See Notes 8 and 9 for discussion regarding the Company's derivatives.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

f.    Property and equipment
The following table sets forth the Company's property and equipment as of the periods presented:

(in thousands)	March 31, 2016	December 31, 2015
Evaluated oil and natural gas properties	$5,216,178	$5,103,635
Less accumulated depletion and impairment	(4,417,833)	(4,218,942)
Evaluated oil and natural gas properties, net	798,345	884,693

Unevaluated properties not being depleted	116,905	140,299

Midstream service assets	148,112	147,811
Less accumulated depreciation	(18,105)	(16,086)
Midstream service assets, net	130,007	131,725

Depreciable other fixed assets	46,748	46,799
Less accumulated depreciation and amortization	(19,186)	(18,169)
Depreciable other fixed assets, net	27,562	28,630

Land	14,914	14,908

Total property and equipment, net	$1,087,733	$1,200,255
For the three months ended March 31, 2016 and 2015, depletion expense was $9.00 per barrel of oil equivalent ("BOE") sold and $16.08 per BOE sold, respectively.
The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs, incurred for the purpose of finding oil and natural gas are capitalized and depleted on a composite unit of production method based on proved oil, NGL and natural gas reserves. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals and other costs related to such activities. Costs, including related employee costs, associated with production and general corporate activities are expensed in the period incurred. Sales of oil and natural gas properties, whether or not being depleted currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, NGL and natural gas.
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
The full cost ceiling is based principally on the estimated future net revenues from proved oil and natural gas properties discounted at 10%. Per the SEC guidelines, companies are required to use the unweighted arithmetic average first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period before differentials ("Benchmark Prices"). The Benchmark Prices are then adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead ("Realized Prices"). The Realized Prices are utilized to calculate the discounted future net revenues in the full cost ceiling calculation.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

In the event the unamortized cost of evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, as defined by the SEC, the excess is charged to expense in the period such excess occurs. Once incurred, a write-down of oil and natural gas properties is not reversible.
The following table presents the Benchmark Prices, Realized Prices and the corresponding non-cash full cost ceiling impairments recorded as of the periods presented:

	For the quarters ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Benchmark Prices
Oil ($/Bbl)	$42.77	$46.79	$55.73	$68.17	$79.21
NGL ($/Bbl)	$17.51	$18.75	$21.87	$26.73	$31.25
Natural gas ($/MMBtu)	$2.31	$2.47	$2.89	$3.22	$3.73
Realized Prices
Oil ($/Bbl)	$41.33	$45.58	$54.28	$66.68	$77.72
NGL ($/Bbl)	$11.25	$12.50	$15.25	$19.56	$23.75
Natural gas ($/Mcf)	$1.75	$1.89	$2.30	$2.62	$3.09
Non-cash full cost ceiling impairment (in thousands)	$161,064	$975,011	$906,420	$488,046	$—
Full cost ceiling impairment expense is included in the "Impairment expense" line item in the unaudited consolidated statements of operations and in the financial information provided for the Company's exploration and production segment presented in Note 16.
g. Long-lived assets and inventory
Impairment losses are recorded on property and equipment used in operations and other long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset.
Materials and supplies inventory used in developing oil and natural gas properties and midstream service assets are carried at the lower of cost or market ("LCM") with cost determined using the weighted-average cost method and are included in "Other current assets" and "Other assets, net" on the unaudited consolidated balance sheets. The market price for materials and supplies is determined utilizing a replacement cost approach.
Beginning at March 31, 2016, frac pit water inventory used in developing oil and natural gas properties is carried at LCM with cost determined using the weighted-average cost method and is included in "Other current assets" on the unaudited consolidated balance sheets. The market price for frac pit water inventory is determined utilizing a replacement cost approach.
The minimum volume of product in a pipeline system that enables the system to operate is known as line-fill and is generally not available to be withdrawn from the pipeline system until the expiration of the transportation contract. The Company owns oil line-fill in third-party pipelines, which is accounted for at LCM with cost determined using the weighted-average cost method and is included in "Other assets, net" on the unaudited consolidated balance sheets. The LCM adjustment is determined utilizing a quoted market price adjusted for regional price differentials (Level 2).

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents inventory impairments recorded as of the periods presented:

	Three months ended March 31,
(in thousands)	2016	2015
Inventory impairments:
Materials and supplies(1)	$—	$767
Line-fill(2)	—	111
Total inventory impairments	$—	$878
______________________________________________________________________________

(1)	Included in "Impairment expense" in the unaudited consolidated statements of operations and in "Impairment expense" for the Company's exploration and production segment presented in Note 16.

(2)	Included in "Impairment expense" in the unaudited consolidated statements of operations and in "Impairment expense" for the Company's midstream and marketing segment presented in Note 16.
h.    Debt issuance costs
Debt issuance fees, which are recorded at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the effective interest and straight-line methods. The Company capitalized $6.4 million of debt issuance costs during the three months ended March 31, 2015 mainly as a result of the issuance of the March 2023 Notes (as defined below). No debt issuance costs were capitalized in the three months ended March 31, 2016. The Company had total debt issuance costs of $22.8 million and $23.9 million, net of accumulated amortization of $18.2 million and $17.0 million, as of March 31, 2016 and December 31, 2015, respectively.
No debt issuance costs were written off during the three months ended March 31, 2016 or 2015. Unamortized debt issuance costs related to the Company's senior unsecured notes are presented in "Long-term debt, net" on the Company's unaudited consolidated balance sheets. Unamortized debt issuance costs related to the Senior Secured Credit Facility are presented in "Other assets, net" on the Company's unaudited consolidated balance sheets. See Notes 5.a and 5.e for definitions of and information regarding the March 2023 Notes and the Senior Secured Credit Facility, respectively. See Note 5.g for additional discussion of debt issuance costs.
Future amortization expense of debt issuance costs as of the period presented is as follows:

(in thousands)	March 31, 2016
Remaining 2016	$3,383
2017	4,575
2018	4,349
2019	2,915
2020	3,005
Thereafter	4,585
Total	$22,812
i.    Other current assets and liabilities
Other current assets consist of the following components for the periods presented:

(in thousands)	March 31, 2016	December 31, 2015
Inventory(1)	$8,538	$6,974
Prepaid expenses and other	8,258	7,600
Total other current assets	$16,796	$14,574
______________________________________________________________________________

(1)	See Note 2.g for discussion of inventory held by the Company.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Other current liabilities consist of the following components for the periods presented:

(in thousands)	March 31, 2016	December 31, 2015
Accrued interest payable	$21,663	$24,208
Costs of purchased oil payable	12,423	12,189
Lease operating expense payable	11,624	13,205
Accrued compensation and benefits	5,492	14,342
Capital contribution payable to equity method investee(1)	923	27,583
Other accrued liabilities	10,628	14,695
Total other current liabilities	$62,753	$106,222
______________________________________________________________________________

(1)	See Notes 14, 15 and 19.b for additional discussion regarding our equity method investee.
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
The following reconciles the Company's asset retirement obligation liability for the periods presented:

(in thousands)	Three months ended March 31, 2016	Year ended December 31, 2015
Liability at beginning of period	$46,306	$32,198
Liabilities added due to acquisitions, drilling, midstream service asset construction and other	107	2,236
Accretion expense	844	2,423
Liabilities settled upon plugging and abandonment	(194)	(146)
Liabilities removed due to sale of property	—	(2,005)
Revision of estimates(1)	—	11,600
Liability at end of period	$47,063	$46,306
_____________________________________________________________________________

(1)	The revision of estimates that occurred during the year ended December 31, 2015 is mainly related to a change in the estimated remaining life per well due to the decline in commodity prices.

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
l.    Treasury stock
Laredo's employees may elect to have the Company withhold shares of stock to satisfy their tax withholding obligations that arise upon the lapse of restrictions on their stock awards. Such treasury stock is recorded at cost and retired upon acquisition.
m.    Compensation awards
Stock-based compensation expense, net of amounts capitalized, is included in "General and administrative" in the unaudited consolidated statements of operations over the awards' vesting periods and is based on the awards' grant date fair value. The Company utilizes the closing stock price on the grant date, less an expected forfeiture rate, to determine the fair value of service vesting restricted stock awards and a Black-Scholes pricing model to determine the fair values of service vesting restricted stock option awards. The Company utilizes a Monte Carlo simulation prepared by an independent third party to determine the fair values of the performance share awards and, in prior periods, the performance unit awards. The Company capitalizes a portion of stock-based compensation for employees who are directly involved in the acquisition, exploration and development of its oil and gas properties into the full cost pool. Capitalized stock-based compensation is included as an addition to "Oil and natural gas properties" in the unaudited consolidated balance sheets. See Note 6 for further discussion regarding the restricted stock awards, restricted stock option awards, performance share awards and performance unit awards.
n.    Environmental
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed in the period incurred. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Management believes no materially significant liabilities of this nature existed as of March 31, 2016 or December 31, 2015.
o.    Non-cash investing and supplemental cash flow information
The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Three months ended March 31,
(in thousands)	2016	2015
Non-cash investing information:
Change in accrued capital expenditures	$(18,215)	$(30,066)
Change in accrued capital contribution to equity method investee(1)	$(26,660)	$—
Capitalized asset retirement cost	$107	$515
Supplemental cash flow information:
Capitalized interest	$39	$98
______________________________________________________________________________

(1)	See Notes 14, 15 and 19.b for additional discussion regarding our equity method investee.
Note 3—2015 Equity offering
On March 5, 2015, the Company completed the sale of 69,000,000 shares of Laredo's common stock at a price to the public of $11.05 per share (the "March 2015 Equity Offering"). The Company received net proceeds of $754.2 million, after underwriting discounts, commissions and offering expenses. Entities affiliated with Warburg Pincus LLC ("Warburg Pincus") purchased 29,800,000 shares in the March 2015 Equity Offering, following which Warburg Pincus owned 41.0% of Laredo's common stock. There were no comparative offerings of Laredo's common stock during the three months ended March 31, 2016.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 4—Divestiture
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

The following table presents revenues and expenses of the oil and natural gas properties sold included in the accompanying unaudited consolidated statements of operations for the period presented:

(in thousands)	Three months ended March 31, 2015
Oil, NGL and natural gas sales	$2,078
Expenses(1)	2,612
_____________________________________________________________________________

(1)	Expenses include (i) lease operating expense, (ii) production and ad valorem tax expense, (iii) accretion expense and (iv) depletion expense.
Note 5—Debt
a.   March 2023 Notes
On March 18, 2015, the Company completed an offering of $350.0 million in aggregate principal amount of 6 1/4% senior unsecured notes due 2023 (the "March 2023 Notes"). The March 2023 Notes will mature on March 15, 2023 and bear an interest rate of 6 1/4% per annum, payable semi-annually, in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2015. The March 2023 Notes are fully and unconditionally guaranteed on a senior unsecured basis by LMS, GCM and certain of the Company's future restricted subsidiaries, subject to certain automatic customary releases, including the sale, disposition or transfer of all of the capital stock or of all or substantially all of the assets of a subsidiary guarantor to one or more persons that are not the Company or a restricted subsidiary, exercise of legal defeasance or covenant defeasance options or satisfaction and discharge of the applicable indenture, designation of a subsidiary guarantor as a non-guarantor restricted subsidiary or as an unrestricted subsidiary in accordance with the applicable indenture, release from guarantee under the Senior Secured Credit Facility, or liquidation or dissolution (collectively, the "Releases").
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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
e.    Senior Secured Credit Facility
As of March 31, 2016, the Fourth Amended and Restated Credit Agreement (as amended, the "Senior Secured Credit Facility"), which matures on November 4, 2018, had a maximum credit amount of $2.0 billion, a borrowing base of $1.15 billion and an aggregate elected commitment of $1.0 billion with $195.0 million outstanding and was subject to an interest rate of 1.94%. It contains both financial and non-financial covenants, all of which the Company was in compliance with as of March 31, 2016. Laredo is required to pay an annual commitment fee on the unused portion of the financial institutions' commitment of 0.375% to 0.5%, based on the ratio of outstanding revolving credit to the total commitment under the Senior Secured Credit Facility. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $20.0 million. No letters of credit were outstanding as of March 31, 2016 or 2015.
See Note 19.a for discussion of additional borrowings on, and changes to the borrowing base and aggregate elected commitment under, the Senior Secured Credit Facility subsequent to March 31, 2016.
f.    Fair value of debt
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amount and fair values of the Company's debt for the periods presented:

	March 31, 2016		December 31, 2015
(in thousands)	Long-term debt	Fair value	Long-term debt	Fair value
January 2022 Notes	$450,000	$378,000	$450,000	$388,301
May 2022 Notes	500,000	432,500	500,000	460,000
March 2023 Notes	350,000	293,125	350,000	301,000
Senior Secured Credit Facility	195,000	194,946	135,000	134,993
Total value of debt	$1,495,000	$1,298,571	$1,435,000	$1,284,294
The fair values of the debt outstanding on the January 2022 Notes, May 2022 Notes and the March 2023 Notes were determined using the March 31, 2016 and December 31, 2015 quoted market price (Level 1) for each respective instrument. The fair values of the outstanding debt on the Senior Secured Credit Facility as of March 31, 2016 and December 31, 2015 were estimated utilizing pricing models for similar instruments (Level 2). See Note 9 for information about fair value hierarchy levels.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

g.    Debt issuance costs
The following table summarizes the net presentation of the Company's long-term debt and debt issuance cost on the unaudited consolidated balance sheets for the periods presented:

	March 31, 2016			December 31, 2015
(in thousands)	Long-term debt	Debt issuance costs, net	Long-term debt, net	Long-term debt	Debt issuance costs, net	Long-term debt, net
January 2022 Notes	$450,000	$(5,696)	$444,304	$450,000	$(5,939)	$444,061
May 2022 Notes	500,000	(6,847)	493,153	500,000	(7,066)	492,934
March 2023 Notes	350,000	(5,567)	344,433	350,000	(5,769)	344,231
Senior Secured Credit Facility(1)	195,000	—	195,000	135,000	—	135,000
Total	$1,495,000	$(18,110)	$1,476,890	$1,435,000	$(18,774)	$1,416,226
______________________________________________________________________________

(1)	Debt issuance costs related to our Senior Secured Credit Facility are recorded in "Other assets, net" on the unaudited consolidated balance sheets.
Note 6—Employee compensation
The Company has a Long-Term Incentive Plan (the "LTIP"), which provides for the granting of incentive awards in the form of restricted stock awards, restricted stock option awards, performance share awards, performance unit awards and other awards. The LTIP provides for the issuance of 10.0 million shares. On March 30, 2016, the Company's compensation committee recommended, and the Company's board of directors adopted, subject to stockholder approval, an amendment to the LTIP to, among other things, increase the number of shares of common stock available for issuance under the LTIP by 14,350,000 shares (the "Amendment"), enabling the continued use of the LTIP for share-based awards. The Company is seeking stockholder approval of the Amendment in connection with its 2016 Annual Meeting of Stockholders on May 25, 2016.
The Company recognizes the fair value of stock-based compensation awards expected to vest over the requisite service period as a charge against earnings, net of amounts capitalized. The Company's stock-based compensation awards are accounted for as equity instruments, and in prior periods, its performance unit awards were accounted for as liability awards. Stock-based compensation is included in "General and administrative" in the unaudited consolidated statements of operations. The Company capitalizes a portion of stock-based compensation for employees who are directly involved in the acquisition, exploration and development of oil and natural gas properties into the full cost pool. Capitalized stock-based compensation is included as an addition to "Oil and natural gas properties" in the unaudited consolidated balance sheets.
a.    Restricted stock awards
All restricted stock awards are treated as issued and outstanding in the accompanying unaudited consolidated financial statements. Per the award agreement terms, if an employee terminates employment prior to the restriction lapse date for reasons other than death or disability, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. If the employee's termination of employment is by reason of death or disability, all of the holder's restricted stock will automatically vest. Restricted stock awards granted to officers and employees vest in a variety of vesting schedules including (i) 33%, 33% and 34% per year beginning on the first anniversary date of the grant, (ii) 50% in year two and 50% in year three, (iii) fully on the first anniversary of the grant date and (iv) fully on the third anniversary of the grant date. Restricted stock awards granted to non-employee directors vest fully on the first anniversary of the grant date.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects the outstanding restricted stock awards for the three months ended March 31, 2016:

(in thousands, except for weighted-average grant date fair values)	Restricted stock awards	Weighted-average grant date fair value (per award)
Outstanding as of December 31, 2015	2,539	$15.26
Granted	24	$5.45
Forfeited	(108)	$16.69
Vested(1)	(981)	$16.24
Outstanding as of March 31, 2016	1,474	$14.34
______________________________________________________________________________

(1)
The vesting of certain restricted stock awards could result in federal and state income tax expense or benefit related to the difference between the market price of the common stock at the date of vesting and the date of grant. See Note 7 for additional discussion regarding the tax impact of vested stock awards.

The Company utilizes the closing stock price on the grant date to determine the fair value of service vesting restricted stock awards. As of March 31, 2016, unrecognized stock-based compensation related to the restricted stock awards expected to vest was $16.6 million. Such cost is expected to be recognized over a weighted-average period of 1.60 years.
b.    Restricted stock option awards
Restricted stock option awards granted under the LTIP vest and are exercisable in four equal installments on each of the four anniversaries of the grant date. The following table reflects the stock option award activity for the three months ended March 31, 2016:

(in thousands, except for weighted-average price and contractual term)	Restricted stock option awards	Weighted-average price (per option)	Weighted-average remaining contractual term (years)
Outstanding as of December 31, 2015	1,778	$17.86	7.91
Granted	—	$—
Exercised	—	$—
Expired or canceled	(2)	$20.94
Forfeited	(126)	$16.07
Outstanding as of March 31, 2016	1,650	$18.00	7.46
Vested and exercisable at end of period(1)	955	$19.55	6.86
Expected to vest at end of period(2)	685	$15.76	8.31
_____________________________________________________________________________

(1)	The vested and exercisable options as of March 31, 2016 had no aggregate intrinsic value.

(2)	The restricted stock options expected to vest as of March 31, 2016 had no aggregate intrinsic value.
The Company utilizes the Black-Scholes option pricing model to determine the fair value of restricted stock option awards and recognizes the associated expense on a straight-line basis over the four-year requisite service period of the awards. Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock option awards will be outstanding prior to exercise and the associated volatility. As of March 31, 2016, unrecognized stock-based compensation related to restricted stock option awards expected to vest was $5.4 million. Such cost is expected to be recognized over a weighted-average period of 2.14 years.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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
The 520,896 outstanding 2015 Performance Share Awards have a performance period of January 1, 2015 to December 31, 2017, and any shares earned under such awards are expected to be issued in the first quarter of 2018 if the performance criteria are met. The 232,118 outstanding 2014 Performance Share Awards have a performance period of January 1, 2014 to December 31, 2016, and any shares earned under such awards are expected to be issued in the first quarter of 2017 if the performance criteria are met.

The following table reflects the performance share award activity for the three months ended March 31, 2016:

(in thousands, except for weighted-average grant date fair values)	Performance share awards	Weighted-average grant date fair value (per award)
Outstanding as of December 31, 2015	874	$20.06
Granted	—	$—
Forfeited	(121)	$20.25
Vested	—	$—
Outstanding as of March 31, 2016	753	$20.03
As of March 31, 2016, unrecognized stock-based compensation related to the 2015 Performance Share Awards and the 2014 Performance Share Awards was $7.3 million. Such cost is expected to be recognized over a weighted-average period of 1.63 years.
d.    Stock-based compensation award expense
The following has been recorded to stock-based compensation expense for the periods presented:

	Three months ended March 31,
(in thousands)	2016	2015
Restricted stock award compensation, net of amounts capitalized	$3,192	$3,280
Restricted stock option award compensation, net of amounts capitalized	525	673
Restricted performance share award compensation, net of amounts capitalized	121	835
Total stock-based compensation, net of amounts capitalized	$3,838	$4,788
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
The 44,481 settled 2013 Performance Unit Awards had a performance period of January 1, 2013 to December 31, 2015 and, as their performance criteria were satisfied, they were paid at $143.75 per unit during the first quarter of 2016. The 27,381 settled 2012 Performance Unit Awards had a performance period of January 1, 2012 to December 31, 2014 and, as their performance criteria were satisfied, they were paid at $100.00 per unit during the first quarter of 2015.
For the three months ended March 31, 2015, compensation expense for the 2013 Performance Unit Awards is included in "General and administrative" in the Company's unaudited consolidated statements of operations, and as of December 31, 2015, the corresponding liability is included in "Other current liabilities" on the unaudited consolidated balance sheets. Due to

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

the quarterly re-measurement of the fair value of the 2013 Performance Unit Awards as of March 31, 2015, compensation expense for the three months ended March 31, 2015 was $1.0 million.
f.    2016 contingent awards
On February 19, 2016, following the filing of the 2015 Annual Report, the Company's compensation committee approved contingent awards to employees for 2016. These contingent awards consist of restricted stock awards, stock option awards and performance share awards (payable in the Company's common stock), in the aggregate amounts identified in the schedule set forth below. All of these contingent awards are conditional and subject to stockholder approval of the Amendment. If such stockholder approval is not obtained, the following contingent awards will be canceled:

Contingent award type	Number of awards
Restricted stock(1)	2,771,474
Stock options(2)	994,022
Performance shares(3)	1,790,067
Total	5,555,563
______________________________________________________________________________

(1)	If stockholder approval of the Amendment is obtained, these restricted stock awards granted in 2016 will vest 33%, 33% and 34% per year beginning on February 19, 2017.

(2)
If stockholder approval of the Amendment is obtained, these stock option awards will (i) have an exercise price of $4.10 per share, (ii) have an expiration date of February 19, 2026 and (iii) vest and become exercisable on a time basis in four equal installments on each of the first four anniversaries beginning February 19, 2017.

(3)
If stockholder approval of the Amendment is obtained, these performance share awards will have a performance period of January 1, 2016 to December 31, 2018 and will be paid in the Company's common stock in the first quarter of 2019 if the performance criteria are met.

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
The Company evaluates uncertain tax positions for recognition and measurement in the unaudited consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to be recognized in the unaudited consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company has no unrecognized tax benefits related to uncertain tax positions in the unaudited consolidated financial statements as of March 31, 2016 or December 31, 2015.
The Company is subject to federal and state income taxes and the Texas franchise tax. Income tax expense for the periods presented consisted of the following:

	Three months ended March 31,
(in thousands)	2016	2015
Current taxes	$—	$—
Deferred taxes	—	(3,643)
Income tax expense	$—	$(3,643)

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Income tax expense differed from amounts computed by applying the applicable federal income tax rate of 35% to pre-tax earnings as a result of the following:

	Three months ended March 31,
(in thousands)	2016	2015
Income tax benefit (expense) computed by applying the statutory rate	$63,130	$(1,110)
State income tax and change in valuation allowance	728	91
Non-deductible stock-based compensation	—	(91)
Stock-based compensation tax deficiency	(3,822)	(2,457)
Increase in deferred tax valuation allowance	(59,895)	(5)
Other items	(141)	(71)
Income tax expense	$—	$(3,643)

For the three months ended March 31, 2016, the effective tax rate on loss before income taxes was not meaningful due to the valuation allowance recorded. For the three months ended March 31, 2015, the effective tax rate on income before income taxes was not meaningful due to the significant effect of discrete items on a relatively small amount of income. The Company's effective tax rate is affected by changes in valuation allowances, recurring permanent differences and by discrete items that may occur in any given year, but are not consistent from year to year.
A valuation allowance is established to reduce deferred tax assets if it is determined that it is more likely than not that the related tax benefit will not be realized. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary. During the year ended December 31, 2015 and the three months ended March 31, 2016, in evaluating whether it was more likely than not that the Company's net deferred tax assets were realized through future net income, management considered all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the existence of significant proved oil and natural gas reserves, (iv) its ability to use tax planning strategies, (v) its current price protection utilizing oil and natural gas hedges, (vi) its future revenue and operating cost projections and (vii) the current market prices for oil and natural gas. Based on all the evidence available, during the year ended December 31, 2015, management determined it was more likely than not that the net deferred tax assets were not realizable, and therefore recorded a valuation allowance of $676.0 million. During the three months ended March 31, 2016, an additional valuation allowance of $57.7 million was recorded.
The impact of significant discrete items is separately recognized in the quarter in which the discrete items occur. The vesting of certain restricted stock awards could result in federal and state income tax expense or benefits related to the difference between the market price of the common stock at the date of vesting and the grant date. The exercise of stock option awards could result in federal and state income tax expense or benefits related to the difference between the fair value of the stock option at the grant date and the intrinsic value of the stock option when exercised. The tax impact resulting from vestings of restricted stock awards and exercise of option awards are discrete items. During the three months ended March 31, 2016 and 2015, certain shares related to restricted stock awards vested at times when the Company's stock price was lower than the fair value of those shares at the time of the grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. During the three months ended March 31, 2016 and 2015, no restricted stock options were exercised. In accordance with GAAP, such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, the Company has not previously recognized any windfall tax benefits. Therefore, such shortfalls are included in income tax expense.
The following table presents the tax impact of these shortfalls for the periods presented:

	Three months ended March 31,
(in thousands)	2016	2015
Vesting of restricted stock	$(3,875)	$(2,501)
Exercise of restricted stock options	—	—
Tax expense due to shortfalls	$(3,875)	$(2,501)

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Significant components of the Company's net deferred tax asset for the periods presented are as follows:

(in thousands)	March 31, 2016	December 31, 2015
Oil and natural gas properties, midstream service assets and other fixed assets	$324,601	$306,997
Net operating loss carry-forward	507,227	479,022
Derivatives	(82,908)	(98,675)
Stock-based compensation	7,530	11,597
Equity method investee	(27,728)	(31,711)
Accrued bonus	1,337	4,763
Capitalized interest	2,359	2,525
Other	2,593	2,820
Net deferred tax asset before valuation allowance	735,011	677,338
Valuation allowance	(735,011)	(677,338)
Net deferred tax asset	$—	$—
The Company had federal net operating loss carry-forwards totaling $1.4 billion and state of Oklahoma net operating loss carry-forwards totaling $40.9 million as of March 31, 2016. These carry-forwards begin expiring in 2026. Additionally, these carry-forwards include windfall tax deductions from vestings of certain restricted stock awards and stock option exercises that were not recorded in the Company's income tax provision. The amount of windfall tax benefit recognized in additional paid-in capital is limited to the amount of benefit realized currently in income taxes payable. As of March 31, 2016, the Company had suspended additional paid-in capital credits of $4.5 million related to windfall tax deductions. Upon realization of the net operating loss carry-forwards from such windfall tax deductions, the Company would record a benefit of up to $4.5 million in additional paid-in capital.
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
Note 8—Derivatives
a. Derivatives
The Company engages in derivative transactions such as puts, swaps, collars and, in prior periods, basis swaps to hedge price risks due to unfavorable changes in oil and natural gas prices related to its production. As of March 31, 2016, the Company had 21 open derivative contracts with financial institutions that extend from April 2016 to December 2018. None of these contracts were designated as hedges for accounting purposes. The contracts are recorded at fair value on the unaudited consolidated balance sheets and gains and losses are recognized in current period earnings. Gains and losses on derivatives are reported on the unaudited consolidated statements of operations on the "Gain on derivatives, net" line item.
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
In the prior year, the oil basis swap transactions had an established fixed basis differential. The Company's oil basis swaps' differential was between the West Texas Intermediate-Argus Americas Crude (Midland) ("WTI Midland") index crude

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

oil price and the West Texas Intermediate NYMEX ("WTI NYMEX") index crude oil price. When the WTI NYMEX price less the fixed basis differential was greater than the actual WTI Midland price, the difference multiplied by the hedged contract volume was paid to the Company by the counterparty. When the WTI NYMEX price less the fixed basis differential was less than the actual WTI Midland price, the difference multiplied by the hedged contract volume was paid by the Company to the counterparty.

During the three months ended March 31, 2016, the Company successfully completed a hedge restructuring by early terminating the floors of certain derivative contract collars that resulted in a termination amount of $80 million, which was settled in full by applying the proceeds to prepay the premiums on two new derivatives entered into during the restructuring.

During the three months ended March 31, 2016, the following derivatives were terminated:

	Aggregate volumes	Floor price	Contract period
Oil (volumes in Bbl):
Put portion of the associated collars	2,263,000	$80.00	January 2017 - December 2017

During the three months ended March 31, 2016, the following derivatives were entered into:

	Aggregate volumes	Floor price	Contract period
Oil (volumes in Bbl):
Put(1)	2,263,000	$60.00	January 2017 - December 2017
Put(2)	2,098,750	$60.00	January 2017 - December 2018
Natural gas (volumes in MMBtu):(3)
Put	8,040,000	$2.50	January 2017 - December 2017
Put	8,220,000	$2.50	January 2018 - December 2018
_____________________________________________________________________________

(1)
As part of the Company's hedge restructuring, this put replaced the early terminated put portion of the restructured derivative contract collars. A premium of $40.0 million was paid at contract inception.

(2)	As part of the Company's hedge restructuring, a premium of $40.0 million was paid at contract inception.

(3)	There are $4.3 million in deferred premiums associated with these contracts.

The following represents cash settlements received for derivatives, net for the periods presented:

	Three months ended March 31,
(in thousands)	2016	2015
Cash settlements received for matured derivatives, net	$65,937	$63,141
Cash settlements received for early terminations of derivatives, net(1)	80,000	—
Cash settlements received for derivatives, net	$145,937	$63,141
_____________________________________________________________________________

(1)	The settlements amount for the three months ended March 31, 2016 includes $4.0 million in deferred premiums which were settled net with the early terminated contracts from which they derive.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table summarizes open positions as of March 31, 2016, and represents, as of such date, derivatives in place through December 2018 on annual production volumes:

	Remaining Year 2016	Year 2017	Year 2018
Oil positions:(1)
Puts:
Hedged volume (Bbl)	972,000	1,049,375	1,049,375
Weighted-average price ($/Bbl)	$45.00	$60.00	$60.00
Swaps:
Hedged volume (Bbl)	1,182,500	—	—
Weighted-average price ($/Bbl)	$84.82	$—	$—
Collars:
Hedged volume (Bbl)	2,743,750	2,628,000	—
Weighted-average floor price ($/Bbl)	$73.99	$60.00	$—
Weighted-average ceiling price ($/Bbl)	$89.63	$97.22	$—
Totals:
Total volume hedged with floor price (Bbl)	4,898,250	3,677,375	1,049,375
Weighted-average floor price ($/Bbl)	$70.85	$60.00	$60.00
Total volume hedged with ceiling price (Bbl)	3,926,250	2,628,000	—
Weighted-average ceiling price ($/Bbl)	$88.18	$97.22	$—
Natural gas positions:(2)
Puts:
Hedged volume (MMBtu)	—	8,040,000	8,220,000
Weighted-average price ($/MMBtu)	$—	$2.50	$2.50
Collars:
Hedged volume (MMBtu)	14,025,000	5,475,000	—
Weighted-average floor price ($/MMBtu)	$3.00	$3.00	$—
Weighted-average ceiling price ($/MMBtu)	$5.60	$4.00	$—
Totals:
Total volume hedged with floor price (MMBtu)	14,025,000	13,515,000	8,220,000
Weighted-average floor price ($/MMBtu)	$3.00	$2.70	$2.50
Total volume hedged with ceiling price (MMBtu)	14,025,000	5,475,000	—
Weighted-average ceiling price ($/MMBtu)	$5.60	$4.00	$—
_______________________________________________________________________________

(1)
Oil derivatives are settled based on the average of the daily settlement prices for the First Nearby Month of the WTI NYMEX Light Sweet Crude Oil Futures Contract for each NYMEX Trading Day during each month.

(2)	Natural gas derivatives are settled based on the Inside FERC index price for West Texas Waha for the calculation period.
b. Balance sheet presentation
In accordance with the Company's standard practice, its derivatives are subject to counterparty netting under agreements governing such derivatives. The Company's oil and natural gas derivatives are presented on a net basis as "Derivatives" on the unaudited consolidated balance sheets. See Note 9.a for a summary of the fair value of derivatives on a gross basis.
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
Note 9—Fair value measurements
The Company accounts for its oil and natural gas derivatives at fair value. The fair value of derivatives is determined utilizing pricing models for similar instruments. The models use a variety of techniques to arrive at fair value, including quotes and pricing analysis. Inputs to the pricing models include publicly available prices and forward curves generated from a compilation of data gathered from third parties.
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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company conducts a review of fair value hierarchy classifications on an annual basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Transfers between fair value hierarchy levels are recognized and reported in the period in which the transfer occurred. No transfers between fair value hierarchy levels occurred during the three months ended March 31, 2016 or 2015.

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

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of March 31, 2016:
Assets
Current:
Oil derivatives	$—	$160,789	$—	$160,789	$—	$160,789
Natural gas derivatives	—	14,401	—	14,401	—	14,401
Oil deferred premiums	—	—	—	—	(7,736)	(7,736)
Natural gas deferred premiums	—	—	—	—	(660)	(660)
Noncurrent:
Oil derivatives	$—	$62,443	$—	$62,443	$—	$62,443
Natural gas derivatives	—	5,395	—	5,395	(3,345)	2,050
Oil deferred premiums	—	—	—	—	(747)	(747)
Natural gas deferred premiums	—	—	—	—	(332)	(332)
Liabilities
Current:
Oil derivatives	$—	$—	$—	$—	$—	$—
Natural gas derivatives	—	—	—	—	—	—
Oil deferred premiums	—	—	(7,736)	(7,736)	7,736	—
Natural gas deferred premiums	—	—	(660)	(660)	660	—
Noncurrent:
Oil derivatives	$—	$—	$—	$—	$—	$—
Natural gas derivatives	—	—	—	—	3,345	3,345
Oil deferred premiums	—	—	(747)	(747)	747	—
Natural gas deferred premiums	—	—	(3,911)	(3,911)	332	(3,579)
Net derivative position	$—	$243,028	$(13,054)	$229,974	$—	$229,974

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of December 31, 2015:
Assets
Current:
Oil derivatives	$—	$194,940	$—	$194,940	$—	$194,940
Natural gas derivatives	—	13,166	—	13,166	—	13,166
Oil deferred premiums	—	—	—	—	(9,301)	(9,301)
Natural gas deferred premiums	—	—	—	—	—	—
Noncurrent:
Oil derivatives	$—	$80,302	$—	$80,302	$—	$80,302
Natural gas derivatives	—	2,459	—	2,459	—	2,459
Oil deferred premiums	—	—	—	—	(4,877)	(4,877)
Natural gas deferred premiums	—	—	—	—	(441)	(441)
Liabilities
Current:
Oil derivatives	$—	$—	$—	$—	$—	$—
Natural gas derivatives	—	—	—	—	—	—
Oil deferred premiums	—	—	(9,301)	(9,301)	9,301	—
Natural gas deferred premiums	—	—	—	—	—	—
Noncurrent:
Oil derivatives	$—	$—	$—	$—	$—	$—
Natural gas derivatives	—	—	—	—	—	—
Oil deferred premiums	—	—	(4,877)	(4,877)	4,877	—
Natural gas deferred premiums	—	—	(441)	(441)	441	—
Net derivative position	$—	$290,867	$(14,619)	$276,248	$—	$276,248
These items are included as "Derivatives" on the unaudited consolidated balance sheets. Significant Level 2 assumptions associated with the calculation of discounted cash flows used in the mark-to-market analysis of derivatives include each derivative contract's corresponding commodity index price, appropriate risk-adjusted discount rates and other relevant data.
The Company's deferred premiums associated with its derivative contracts are categorized as Level 3, as the Company utilizes a net present value calculation to determine the valuation. They are considered to be measured on a recurring basis as the derivative contracts they derive from are measured on a recurring basis. As derivative contracts containing deferred premiums are entered into, the Company discounts the associated deferred premium to its net present value at the contract trade date, using the Senior Secured Credit Facility rate at the trade date (historical input rates range from 1.69% to 3.56%), and then records the change in net present value to interest expense over the period from trade until the final settlement date at the end of the contract. After this initial valuation, the net present value of each deferred premium is not adjusted; therefore, significant increases (decreases) in the Senior Secured Credit Facility rate would result in a significantly lower (higher) fair value measurement for each new contract entered into that contained a deferred premium; however, the valuation for the deferred premiums already recorded would remain unaffected. While the Company believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates; therefore, on a quarterly basis, the valuation is compared to counterparty valuations and a third-party valuation of the deferred premiums for reasonableness.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents actual cash payments required for deferred premiums for the calendar years presented:

(in thousands)	March 31, 2016
Remaining 2016	$6,779
2017	4,397
2018	2,100
Total	$13,276
A summary of the changes in assets classified as Level 3 measurements for the periods presented are as follows:

	Three months ended March 31,
(in thousands)	2016	2015
Balance of Level 3 at beginning of period	$(14,619)	$(9,285)
Change in net present value of deferred premiums for derivatives	(72)	(43)
Total purchases and settlements:
Purchases	(4,112)	(975)
Settlements(1)	5,749	1,421
Balance of Level 3 at end of period	$(13,054)	$(8,882)
_____________________________________________________________________________

(1)	The amount for the three months ended March 31, 2016 includes $3.9 million which represents the present value of deferred premiums settled in the Company's restructuring upon their early termination.
b. Fair value measurement on a nonrecurring basis
The Company accounts for the impairment of long-lived assets, if any, at fair value on a nonrecurring basis. For purposes of fair value measurement, it was determined that the impairment of long-lived assets is classified as Level 3, based on the use of internally developed cash flow models. See Note 2.g for discussion regarding the Company's impairments of materials and supplies and line-fill for the three months ended March 31, 2015.
The accounting policies for impairment of oil and natural gas properties are discussed in Note 2.f. Significant inputs included in the calculation of discounted cash flows used in the impairment analysis include the Company's estimate of operating and development costs, anticipated production of evaluated reserves and other relevant data. See Note 2.f for discussion regarding the prices used in the calculation of discounted cash flows and the Company's first-quarter 2016 full cost ceiling impairment.
Note 10—Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of non-vested restricted stock awards, performance share awards and outstanding restricted stock options. For the three months ended March 31, 2016 and 2015, all of these potentially dilutive items were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net loss per share.
The following is the calculation of basic and diluted weighted-average common shares outstanding and net loss per share for the periods presented:

	Three months ended March 31,
(in thousands, except for per share data)	2016	2015
Net loss (numerator):
Net loss—basic and diluted	$(180,371)	$(472)
Weighted-average common shares outstanding (denominator):
Basic	211,560	162,426
Diluted	211,560	162,426
Net loss per share:
Basic	$(0.85)	$—
Diluted	$(0.85)	$—

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
Note 12—Commitments and contingencies
a.    Litigation

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

b.    Drilling contracts

The Company has committed to drilling contracts with various third parties to complete its various drilling projects. The contracts contain early termination clauses that require the Company to potentially pay penalties to third parties should the Company cease drilling efforts. These penalties would negatively impact the Company's financial statements upon early contract termination, especially if a significant number of such contracts were terminated early in their respective terms. Future commitments of $3.5 million as of March 31, 2016 are not recorded in the accompanying unaudited consolidated balance sheets. Management does not currently anticipate the early termination of any existing contracts in 2016 that would result in a substantial penalty.

c.    Firm sale and transportation commitments
The Company has committed to deliver for sale or transportation fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to minimal volume penalties. These commitments are normal and customary for the Company's business. Future commitments of $411.8 million as of March 31, 2016 are not recorded in the accompanying unaudited consolidated balance sheets. The Company's production has been equivalent or greater than its delivery commitments during the most recent year, and management expects such production will continue to exceed the Company's future commitments. However, in certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. Management anticipates continuing this practice in the future. Also, if production is not sufficient to satisfy the Company's delivery commitments, the Company can and may use spot market purchases to fulfill the commitments.

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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

e.    Other commitments

See Notes 2.i, 15.a and 19.b for the amount of and discussion regarding the commitments to the Company's non-consolidated variable interest entity ("VIE").
Note 13—2015 Restructuring
Following the fourth-quarter 2014 drop in oil prices, in an effort to reduce costs and to better position the Company for ongoing efficient growth, on January 20, 2015, the Company executed a company-wide restructuring and reduction in force (the "RIF") that included (i) the relocation of certain employees from the Company's Dallas, Texas area office to the Company's other existing offices in Tulsa, Oklahoma and Midland, Texas; (ii) closing the Company's Dallas, Texas area office; (iii) a workforce reduction of approximately 75 employees and (iv) the release of 24 contract personnel. The RIF was communicated to employees on January 20, 2015 and was generally effective immediately. The Company's compensation committee approved the RIF and the related severance package. The Company incurred $6.0 million in expenses during the three months ended March 31, 2015 related to the RIF. There were no comparative amounts recorded in the three months ended March 31, 2016.
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
LMS contributed $26.7 million and $14.5 million during the three months ended March 31, 2016 and 2015, respectively, to Medallion Gathering & Processing, LLC, a Texas limited liability company formed on October 12, 2012, and its wholly-owned subsidiaries (together "Medallion"). See Note 19.b for discussion regarding a contribution made to Medallion subsequent to March 31, 2016. All LMS cash contributions made during the three months ended March 31, 2016 were for commitments that were fully accrued for in the Company's audited consolidated financial statements at December 31, 2015.
LMS holds 49% of Medallion's ownership units. Medallion was established for the purpose of developing midstream solutions and providing midstream infrastructure to bring oil, NGL and natural gas to market. LMS and the other 51% interest-holder have agreed that the voting rights of Medallion, the profit and loss sharing, and the additional capital contribution requirements shall be equal to the ownership unit percentage held. Additionally, Medallion requires a super-majority vote of 75% for all key operating and business decisions. The Company has determined that Medallion is a VIE. However, LMS is not considered to be the primary beneficiary of the VIE because LMS does not have the power to direct the activities that most significantly affect Medallion's economic performance. As such, Medallion is accounted for under the equity method of accounting with the Company's proportionate share of Medallion's net income (loss) reflected in the unaudited consolidated statements of operations as "Income (loss) from equity method investee" and the carrying amount reflected in the unaudited consolidated balance sheets as "Investment in equity method investee."
During the three months ended March 31, 2016, Medallion continued expansion activities on existing portions of its pipeline infrastructure in order to gather and transport additional third-party oil production. See Note 15.a for discussion of items included in the Company's unaudited consolidated financial statements related to Medallion.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 15—Related Parties
a.    Medallion
The following table summarizes items included in the unaudited consolidated statements of operations related to Medallion for the periods presented:

	Three months ended March 31,
(in thousands)	2016	2015
Midstream service revenues	$—	$97
Minimum volume commitments	—	1,656
Interest and other income	—	108
The following table summarizes items included in the unaudited consolidated balance sheets related to Medallion as of the dates presented:

(in thousands)	March 31, 2016	December 31, 2015
Accounts receivable, net	$—	$1,163
Other assets, net(1)	1,025	1,025
Other current liabilities(2)	923	27,583
______________________________________________________________________________

(1)	Amounts included in "Other assets, net" above represent LMS owned line-fill in Medallion's pipeline.

(2)
Amounts included in "Other current liabilities" above represent LMS' capital contribution payable to Medallion. See Note 14 for additional discussion of Medallion and Note 19.b for additional discussion of the subsequent payment to Medallion.

b.    Targa Resources Corp.
The Company has a gathering and processing arrangement with affiliates of Targa Resources Corp. ("Targa"). One of Laredo's directors was on the board of directors of Targa until May 18, 2015.
The following table summarizes the oil, NGL and natural gas sales and midstream service revenues received from Targa included in the unaudited consolidated statements of operations for the periods presented:

	Three months ended March 31,
(in thousands)	2016	2015
Oil, NGL and natural gas sales	$17,805	$19,631
Midstream service revenues	135	—
The following table summarizes the amounts included in accounts receivable, net from Targa in the unaudited consolidated balance sheets as of the dates presented:

(in thousands)	March 31, 2016	December 31, 2015
Accounts receivable, net	$7,877	$6,097
c.    Archrock Partners, L.P.
The Company has a compression arrangement with affiliates of Archrock Partners, L.P., formerly Exterran Partners L.P. ("Archrock"). One of Laredo's directors is on the board of directors of Archrock GP LLC, an affiliate of Archrock.
The following table summarizes the lease operating expenses related to Archrock included in the unaudited consolidated statements of operations for the periods presented:

	Three months ended March 31,
(in thousands)	2016	2015
Lease operating expenses	$475	$385

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table summarizes the capital expenditures related to Archrock included in the unaudited consolidated statements of cash flows for the periods presented:

	Three months ended March 31,
(in thousands)	2016	2015
Capital expenditures:
Midstream service assets	$20	$46
The following table summarizes the amounts included in accounts payable from Archrock in the unaudited consolidated balance sheets as of the dates presented:

(in thousands)	March 31, 2016	December 31, 2015
Accounts payable	$18	$13
d.    Helmerich & Payne, Inc.
The Company has had drilling contracts with Helmerich & Payne, Inc. ("H&P"). Laredo's Chairman and Chief Executive Officer is on the board of directors of H&P.
The following table summarizes the capitalized oil and natural gas properties related to H&P included in the unaudited consolidated statements of cash flows for the periods presented:

	Three months ended March 31,
(in thousands)	2016	2015
Capital expenditures:
Oil and natural gas properties	$—	$2,257
Note 16—Segments
The Company operates in two business segments, which are (i) exploration and production and (ii) midstream and marketing. The exploration and production segment is engaged in the acquisition, exploration and development of oil and natural gas properties primarily in the Permian Basin in West Texas. The midstream and marketing segment provides Laredo's exploration and production segment and third parties with products and services that need to be delivered by midstream infrastructure, including oil and natural gas gathering services as well as rig fuel, natural gas lift and water in and around Laredo's primary production corridors.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents selected financial information, for the periods presented, regarding the Company's operating segments on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis:

(in thousands)	Exploration and production	Midstream and marketing	Eliminations	Consolidated company
Three months ended March 31, 2016:
Oil, NGL and natural gas sales	$73,142	$—	$—	$73,142
Midstream service revenues	—	11,267	(9,466)	1,801
Sales of purchased oil	—	31,614	—	31,614
Total revenues	73,142	42,881	(9,466)	106,557
Lease operating expense, including production tax	29,364	—	(2,411)	26,953
Midstream service expenses	—	6,509	(5,900)	609
Costs of purchased oil	—	32,946	—	32,946
General and administrative(1)	17,679	1,772	—	19,451
Depletion, depreciation and amortization(2)	39,292	2,186	—	41,478
Impairment expense	161,064	—	—	161,064
Other operating costs and expenses(3)	792	52	—	844
Operating loss	$(175,049)	$(584)	$(1,155)	$(176,788)
Other financial information:
Income from equity method investee	$—	$2,298	$—	$2,298
Interest expense(4)	$(22,303)	$(1,402)	$—	$(23,705)
Capital expenditures	$(105,785)	$(1,937)	$—	$(107,722)
Gross property and equipment(5)	$5,392,865	$347,892	$(3,078)	$5,737,679
Three months ended March 31, 2015:
Oil, NGL and natural gas sales	$118,211	$112	$(205)	$118,118
Midstream service revenues	—	3,683	(2,374)	1,309
Sales of purchased oil	—	31,267	—	31,267
Total revenues	118,211	35,062	(2,579)	150,694
Lease operating expense, including production tax	43,845	—	(2,379)	41,466
Midstream service expenses	—	3,342	(112)	3,230
Costs of purchased oil	—	31,200	—	31,200
General and administrative(1)	19,778	2,077	—	21,855
Depletion, depreciation and amortization(2)	70,257	1,685	—	71,942
Impairment expense	767	111	—	878
Other operating costs and expenses(3)	6,424	197	—	6,621
Operating loss	$(22,860)	$(3,550)	$(88)	$(26,498)
Other financial information:
Loss from equity method investee	$—	$(433)	$—	$(433)
Interest expense(4)	$(31,087)	$(1,327)	$—	$(32,414)
Capital expenditures	$(247,613)	$(20,473)	$—	$(268,086)
Gross property and equipment(5)	$5,057,149	$216,345	$(321)	$5,273,173
_______________________________________________________________________________

(1)
General and administrative costs were allocated based on the number of employees in the respective segment for the three months ended March 31, 2016 and 2015. Certain components of general and administrative costs were not allocated and were based on actual costs for each segment, which primarily consisted of payroll, deferred compensation and vehicle costs for the three months ended March 31, 2016 and 2015. Costs associated with land and geology were not allocated to the midstream and marketing segment for the three months ended March 31, 2016 and 2015.

(2)
Depletion, depreciation and amortization were based on actual costs for each segment with the exception of the allocation of depreciation of other fixed assets, which is based on the number of employees in the respective segment for the three months ended March 31, 2016 and 2015.

(3)
Other operating costs and expenses includes accretion of asset retirement obligations for the three months ended March 31, 2016 and restructuring expense and accretion of asset retirement obligations for the three months ended March 31, 2015. These expenses are based on actual costs and are not allocated.

(4)
Interest expense was allocated to the exploration and production segment based on gross property and equipment for the three months ended March 31, 2016 and 2015 and allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee for the three months ended March 31, 2016 and 2015.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(5)
Gross property and equipment for the midstream and marketing segment includes investment in equity method investee totaling $194.8 million and $72.4 million as of March 31, 2016 and 2015, respectively. Other fixed assets were allocated based on the number of employees in the respective segment as of March 31, 2016 and 2015.

Note 17—Subsidiary guarantors
The Guarantors have fully and unconditionally guaranteed the January 2022 Notes, the May 2022 Notes, the March 2023 Notes and the Senior Secured Credit Facility (and had guaranteed the January 2019 Notes until the Redemption Date), subject to the Releases. In accordance with practices accepted by the SEC, Laredo has prepared condensed consolidating financial statements to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following unaudited condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015, and unaudited condensed consolidating statements of operations and unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2016 and 2015, present financial information for Laredo on a stand-alone basis (carrying any investment in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a condensed consolidated basis. Deferred income taxes for LMS and for GCM are recorded on Laredo's statements of financial position, statements of operations and statements of cash flows as they are disregarded entities for income tax purposes. Laredo and the Guarantors are not restricted from making intercompany distributions to each other. During the three months ended March 31, 2016, certain assets were transferred from LMS to Laredo at historical cost. See Note 5.d for a discussion of the early redemption of the January 2019 Notes.

Condensed consolidating balance sheet
March 31, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$72,730	$12,443	$—	$85,173
Other current assets	194,176	1,509	—	195,685
Total oil and natural gas properties, net	908,987	9,341	(3,078)	915,250
Total midstream service assets, net	—	130,007	—	130,007
Total other fixed assets, net	42,187	289	—	42,476
Investment in subsidiaries and equity method investee	331,788	194,822	(331,788)	194,822
Total other long-term assets	69,899	3,852	—	73,751
Total assets	$1,619,767	$352,263	$(334,866)	$1,637,164

Accounts payable	$22,826	$556	$—	$23,382
Other current liabilities	115,620	17,072	—	132,692
Long-term debt, net	1,476,890	—	—	1,476,890
Other long-term liabilities	47,069	2,847	—	49,916
Stockholders' (deficit) equity	(42,638)	331,788	(334,866)	(45,716)
Total liabilities and stockholders' (deficit) equity	$1,619,767	$352,263	$(334,866)	$1,637,164

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating balance sheet
December 31, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$74,613	$13,086	$—	$87,699
Other current assets	244,477	56	—	244,533
Total oil and natural gas properties, net	1,017,565	9,350	(1,923)	1,024,992
Total midstream service assets, net	—	131,725	—	131,725
Total other fixed assets, net	43,210	328	—	43,538
Investment in subsidiaries and equity method investee	301,891	192,524	(301,891)	192,524
Total other long-term assets	84,360	3,916	—	88,276
Total assets	$1,766,116	$350,985	$(303,814)	$1,813,287

Accounts payable	$12,203	$1,978	$—	$14,181
Other current liabilities	158,283	44,351	—	202,634
Long-term debt, net	1,416,226	—	—	1,416,226
Other long-term liabilities	46,034	2,765	—	48,799
Stockholders' equity	133,370	301,891	(303,814)	131,447
Total liabilities and stockholders' equity	$1,766,116	$350,985	$(303,814)	$1,813,287

Condensed consolidating statement of operations
For the three months ended March 31, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$73,122	$42,901	$(9,466)	$106,557
Total costs and expenses	250,064	41,592	(8,311)	283,345
Operating income (loss)	(176,942)	1,309	(1,155)	(176,788)
Interest expense and other, net	(23,606)	—	—	(23,606)
Other non-operating income	21,332	2,291	(3,600)	20,023
Income (loss) before income tax	(179,216)	3,600	(4,755)	(180,371)
Income tax	—	—	—	—
Net income (loss)	$(179,216)	$3,600	$(4,755)	$(180,371)

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of operations
For the three months ended March 31, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$118,146	$35,127	$(2,579)	$150,694
Total costs and expenses	143,308	36,375	(2,491)	177,192
Operating loss	(25,162)	(1,248)	(88)	(26,498)
Interest expense and other, net	(32,291)	—	—	(32,291)
Other non-operating income (expense)	60,712	(433)	1,681	61,960
Income (loss) before income tax	3,259	(1,681)	1,593	3,171
Deferred income tax expense	(3,643)	—	—	(3,643)
Net loss	$(384)	$(1,681)	$1,593	$(472)
Condensed consolidating statement of cash flows
For the three months ended March 31, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash flows provided by operating activities	$58,163	$1,954	$(3,600)	$56,517
Change in investment between affiliates	(30,235)	26,635	3,600	—
Capital expenditures and other	(105,575)	(28,589)	—	(134,164)
Net cash flows provided by financing activities	58,588	—	—	58,588
Net decrease in cash and cash equivalents	(19,059)	—	—	(19,059)
Cash and cash equivalents at beginning of period	31,153	1	—	31,154
Cash and cash equivalents at end of period	$12,094	$1	$—	$12,095
 Condensed consolidating statement of cash flows
For the three months ended March 31, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash flows provided by (used in) operating activities	$51,531	$(26,347)	$1,681	$26,865
Change in investment between affiliates	(59,634)	61,315	(1,681)	—
Capital expenditures and other	(247,578)	(34,968)	—	(282,546)
Net cash flows provided by financing activities	795,453	—	—	795,453
Net increase in cash and cash equivalents	539,772	—	—	539,772
Cash and cash equivalents at beginning of period	29,320	1	—	29,321
Cash and cash equivalents at end of period	$569,092	$1	$—	$569,093
Note 18—Recent accounting pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued new guidance in Topic 718, Compensation—Stock Compensation, which seeks to simplify the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the applicable amendments in the same period. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption of this standard.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

In February 2016, the FASB issued new guidance in Topic 842, Leases. The core principle of the new guidance is that a lessee should recognize the assets and liabilities that arise from leases in the statement of financial position. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous leases guidance. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption of this standard.
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
In April 2015, the FASB issued new guidance in Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. In addition, the guidance in this update supersedes paragraph 350-40-25-16. The amendments in this update are effective for annual periods beginning after December 15, 2015, including interim periods within those annual periods and should be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company elected to adopt this guidance in the first quarter of 2016 on a prospective basis, and the adoption did not have an effect on its unaudited consolidated financial statements.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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
Note 19—Subsequent events
a.   Senior Secured Credit Facility
On April 1, 2016, the Company borrowed $15.0 million on the Senior Secured Credit Facility. The outstanding balance under the Senior Secured Credit Facility was $210.0 million as of May 3, 2016. Additionally, effective May 2, 2016, in connection with the regular semi-annual redetermination of the borrowing base under the Senior Secured Credit Facility, the borrowing base and aggregate elected commitment were each reduced to $815.0 million.
b.  Medallion contribution
On April 15, 2016, the Company contributed $0.9 million to fund continued expansion activities on existing portions of Medallion's pipeline infrastructure in order to gather additional third-party production. As of March 31, 2016, the Company had recorded a capital contribution payable for the amount of this capital call. See Note 14 for additional discussion regarding Medallion and see Note 15.a for discussion of items included in the Company's unaudited consolidated financial statements related to Medallion.
c.    New derivative contracts
Subsequent to March 31, 2016, the Company entered into the following new derivative contracts:

	Aggregate volumes	Floor price	Ceiling price	Contract period
Oil (volumes in Bbl):(1)
Put	600,000	$40.00	$—	May 2016 - December 2016
Natural gas (volumes in MMBtu):(2)
Collar	5,256,000	$2.50	$3.05	January 2017 - December 2017
Collar	4,635,500	$2.50	$3.60	January 2018 - December 2018
_____________________________________________________________

(1)	The associated derivative will be settled based on the WTI NYMEX index oil price. There are $1.2 million in deferred premiums associated with this contract.

(2)	The associated derivatives will be settled based on the Inside FERC index price for West Texas Waha. There are $0.8 million in deferred premiums associated with these contracts.
d.   Leasehold acquisition
Subsequent to March 31, 2016, the Company acquired or entered into agreements to acquire 1,114 net acres of additional leasehold interests in Glasscock county within the Company's core development area, for an aggregate purchase price of $10.8 million.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 20—Supplementary information
Costs incurred in oil, NGL and natural gas property acquisition, exploration and development activities
Costs incurred in the acquisition, exploration and development of oil, NGL and natural gas assets are presented below:

	Three months ended March 31,
(in thousands)	2016	2015
Property acquisition costs:
Evaluated	$—	$—
Unevaluated	—	—
Exploration	7,263	4,513
Development costs(1)	81,886	206,672
Total costs incurred	$89,149	$211,185
____________________________________________________________________________

(1)
The costs incurred for oil, NGL and natural gas development activities include $0.1 million and $0.5 million in asset retirement obligations for the three months ended March 31, 2016 and 2015, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2015 Annual Report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Laredo," "we," "us," "our" or similar terms refer to Laredo, LMS and GCM collectively unless the context otherwise indicates or requires. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties, and the transportation of oil and natural gas from such properties, primarily in the Permian Basin in West Texas. Since our inception, we have grown primarily through our drilling program coupled with select strategic acquisitions and joint ventures.
Our financial and operating performance for the three months ended March 31, 2016 included the following:

•	Oil, NGL and natural gas sales of $73.1 million, compared to $118.1 million for the three months ended March 31, 2015;

•	Average daily sales volumes of 46,202 BOE/D, compared to 47,487 BOE/D for the three months ended March 31, 2015;

•	Net loss of $180.4 million, including a non-cash full cost ceiling impairment of $161.1 million, compared to net loss of $0.5 million for the three months ended March 31, 2015; and

•	Adjusted EBITDA (a non-GAAP financial measure) of $96.1 million, compared to $118.6 million for the three months ended March 31, 2015.
Reserves, pricing and non-cash full cost ceiling impairment
Our results of operations are heavily influenced by oil, NGL and natural gas prices, which have significantly declined and remain at low levels. Oil, NGL and natural gas price fluctuations are caused by changes in global and regional supply and demand, market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and natural gas activities, commodity prices have experienced significant fluctuations, and additional changes in commodity prices may affect the economic viability of, and our ability to fund, our drilling projects, as well as the economic valuation and economic recovery of oil, NGL and natural gas reserves.
Our reserves as of March 31, 2016 and December 31, 2015 are reported in three streams: oil, NGL and natural gas. Net book value of evaluated oil and natural gas properties exceeded the full cost ceiling amount as of March 31, 2016. As such, we recorded a first-quarter non-cash full cost ceiling impairment of $161.1 million. See Note 2.f to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for prices used to value our reserves and additional discussion of our full cost impairment.
We have entered into a number of derivatives, which have enabled us to offset a portion of the changes in our cash flow caused by price fluctuations on our sales of oil, NGL and natural gas as discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Potential future low commodity price impact on our full cost impairment
Oil, NGL and natural gas prices have remained low in the second quarter of 2016. If prices remain at or below the current low levels, subject to numerous factors and inherent limitations, and if all other factors remain constant, we will incur an additional non-cash full cost impairment in the second quarter of 2016, which will have an adverse effect on our results of operations.
There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in future periods. In addition to unknown future commodity prices, other uncertainties include (i) changes in drilling and completion costs, (ii) changes in oilfield service costs, (iii) production results, (iv) our ability, in a low price environment, to strategically drill the most economic locations in our multi-stack horizontal targets, (v) income tax impacts, (vi) potential recognition of additional proved undeveloped reserves, (vii) any potential value added to our proved reserves when testing recoverability from drilling unbooked locations and (viii) the inherent significant volatility in the commodity prices for oil and natural gas exemplified by the large swings in recent months.
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
We have set forth below a calculation of a potential future full cost impairment. Such implied impairment should not be interpreted to be indicative of our development plan or of our actual future results. Each of the uncertainties noted above has been evaluated for material known trends to be potentially included in the estimation of possible second-quarter effects. Based on such review, we determined that (i) the impact of decreased commodity prices, (ii) changes in cost estimates and (iii) changes in reserves are the only significant known variables necessary in the following scenario.
Our hypothetical second-quarter 2016 full cost ceiling calculation has been prepared (i) by substituting (a) $37.96 per barrel for oil, (b) $10.85 per barrel for NGL and (c) $1.61 per MMBtu for natural gas (the "Pro Forma Prices") for the respective Realized Prices as of March 31, 2016 and (ii) by incorporating a reduction in lease operating costs of 1%, updated drilling and completion costs and changes in our reserves. All other inputs and assumptions have been held constant. The Pro Forma Prices use a slightly modified Realized Price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for oil, NGL and natural gas on the first day of the month for the 11 months ended May 1, 2016, with the price for May 1, 2016 held constant for the remaining twelfth month of the calculation. Based on these inputs, the implied second-quarter impairment would be $21 million. We believe that substituting the Pro Forma Prices and updating our cost and reserve estimates in our March 31, 2016 internal reserve estimates may help provide users with an understanding of the impact of known trends on our June 30, 2016 full cost ceiling test and in preparing our year-end reserve estimates.
Recent developments
Borrowing base redetermination under the Senior Secured Credit Facility
Effective May 2, 2016, in connection with our regular semi-annual redetermination of the borrowing base under the Senior Secured Credit Facility, the borrowing base and aggregate elected commitment amounts were each reduced to $815.0 million. For more information regarding the borrowing base redetermination, see Notes 5.e and 19.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Part II, Item 5. Other Information-Item 1.01 Entry into a material definitive agreement" below.
Core areas of operations
The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. As of March 31, 2016, we had assembled 132,676 net acres in the Permian Basin.
Sources of our revenue
Our revenues are primarily derived from the sale of oil, NGL and natural gas within the continental United States and the sale of purchased oil and do not include the effects of derivatives. For the three months ended March 31, 2016, our revenues were comprised of sales of 52% oil, 8% NGL, 8% natural gas, 30% sales of purchased oil and 2% midstream service revenues. Our oil, NGL and natural gas revenues may vary significantly from period to period as a result of changes in volumes of production and/or changes in commodity prices. Our sales of purchased oil revenue may vary due to changes in oil prices. Our midstream service revenues may vary due to oil throughput fees and the level of services provided to third parties for (i) gathered natural gas, (ii) gas lift fees and (iii) water services.

Results of operations consolidated
Three months ended March 31, 2016 as compared to the three months ended March 31, 2015
Oil, NGL and natural gas sales volumes, revenues and pricing
The following table sets forth information regarding oil, NGL and natural gas sales volumes, revenues and average sales prices per BOE sold, for the periods presented:

	Three months ended March 31,
	2016	2015
Sales volumes:
Oil (MBbl)	2,006	2,172
NGL (MBbl)	1,066	989
Natural gas (MMcf)	6,796	6,680
Oil equivalents (MBOE)(1)(2)	4,204	4,274
Average daily sales volumes (BOE/D)(2)	46,202	47,487
% Oil	48%	51%
Oil, NGL and natural gas revenues (in thousands):
Oil	$55,194	$90,615
NGL	9,052	13,187
Natural gas	8,896	14,316
Total	$73,142	$118,118
Average sales prices:
Oil, realized ($/Bbl)(3)	$27.51	$41.73
NGL, realized ($/Bbl)(3)	$8.50	$13.34
Natural gas, realized ($/Mcf)(3)	$1.31	$2.14
Average price, realized ($/BOE)(3)	$17.40	$27.64
Oil, hedged ($/Bbl)(4)	$56.84	$69.51
NGL, hedged ($/Bbl)(4)	$8.50	$13.34
Natural gas, hedged ($/Mcf)(4)	$2.08	$2.35
Average price, hedged ($/BOE)(4)	$32.64	$42.08
________________________________________________________________________

(1)	BOE equivalents are calculated using a conversion rate of six Mcf per one Bbl.

(2)	The volumes presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

(3)
Realized oil, NGL and natural gas prices are the actual prices realized at the wellhead adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. The prices presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

(4)
Hedged prices reflect the after-effect of our hedging transactions on our average sales prices. Our calculation of such after-effects include current period settlements of matured derivatives in accordance with GAAP and an adjustment to reflect premiums incurred previously or upon settlement that are attributable to instruments that settled in the period. The prices presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

The following table presents cash settlements received for matured derivatives and premiums incurred previously or upon settlement attributable to instruments that settled during the periods utilized in our calculation of the hedged prices presented above:

	Three months ended March 31,
(in thousands)	2016	2015
Cash settlements received for matured derivatives:
Oil	$60,692	$61,586
Natural gas	5,245	1,555
Total	$65,937	$63,141
Premiums paid attributable to contracts that matured during the respective period:
Oil	$(1,850)	$(1,245)
Natural gas	—	(176)
Total	$(1,850)	$(1,421)

Changes in prices and volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended March 31, 2016 and 2015:

(in thousands)	Oil	NGL	Natural gas	Total net dollar effect of change
2015 Revenues	$90,615	$13,187	$14,316	$118,118
Effect of changes in price	(28,514)	(5,157)	(5,670)	(39,341)
Effect of changes in volumes	(6,907)	1,022	250	(5,635)
2016 Revenues	$55,194	$9,052	$8,896	$73,142
Oil revenue. Our oil revenue is a function of oil production volumes sold and average sales prices received for those volumes. The decrease in oil revenue of $35.4 million, or 39%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, is mainly due to a 34% decrease in average oil prices realized and a 8% decrease in oil production.
NGL and natural gas revenues. Our NGL and natural gas revenues are a function of NGL and natural gas production volumes sold and average sales prices received for those volumes. The decrease in NGL revenue of $4.1 million, or 31%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, is mainly due to a 36% decrease in average NGL prices realized. The decrease in natural gas revenue of $5.4 million, or 38%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, is mainly due to a 39% decrease in average natural gas prices realized.

Costs and expenses
The following table sets forth information regarding costs and expenses and average costs per BOE sold for the periods presented:

	Three months ended March 31,
(in thousands except for per BOE sold data)	2016	2015
Costs and expenses:
Lease operating expenses	$20,518	$32,380
Production and ad valorem taxes	6,435	9,086
Midstream service expenses	609	1,574
Minimum volume commitments	—	1,656
Costs of purchased oil	32,946	31,200
General and administrative(1)	19,451	21,855
Restructuring expenses	—	6,042
Accretion of asset retirement obligations	844	579
Depletion, depreciation and amortization	41,478	71,942
Impairment expense	161,064	878
Total	$283,345	$177,192
Average costs per BOE sold:
Lease operating expenses	$4.88	$7.58
Production and ad valorem taxes	1.53	2.13
Midstream service expenses	0.14	0.37
General and administrative(1)	4.63	5.11
Depletion, depreciation and amortization	9.87	16.83
Total	$21.05	$32.02
________________________________________________________________________

(1)	General and administrative includes non-cash stock-based compensation, net of amounts capitalized, of $3.8 million and $4.8 million for the three months ended March 31, 2016 and 2015, respectively.
Lease operating expenses. Lease operating expenses, which include workover expenses, decreased by $11.9 million, or 37%, for the three months ended March 31, 2016 as compared to the same period in 2015. Previous investments in field infrastructure, primarily in our four production corridors, including water takeaway and recycling facilities and centralized compression, lowered costs and reduced well downtime. We continue to focus on the usage and procurement of products and services related to direct operating costs.
Production and ad valorem taxes. Production and ad valorem taxes decreased by $2.7 million, or 29%, for the three months ended March 31, 2016 as compared to the same period in 2015. This change is mainly due to a decrease in production taxes of $2.2 million for the three months ended March 31, 2016 compared to the same period in 2015 as a result of the corresponding decrease in oil, NGL and natural gas revenues. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas revenue.
Midstream service expenses. See "—Results of operations - midstream and marketing" for a discussion of these costs.
Minimum volume commitments. See "—Results of operations - midstream and marketing" for a discussion of these costs.
Costs of purchased oil. See "—Results of operations - midstream and marketing" for a discussion of these costs.

General and administrative ("G&A"). The table below shows the changes in the significant components of G&A expense for the periods presented:

(in thousands)	Three months ended March 31, 2016 compared to 2015
Changes in G&A:
Performance unit awards	$(996)
Stock-based compensation, net of amounts capitalized	(950)
Professional fees	(390)
Other	(68)
Total changes in G&A	$(2,404)
G&A expense, excluding stock-based compensation, decreased by $1.5 million, or 9%, for the three months ended March 31, 2016 compared to the same period in 2015. This decrease is primarily related to our performance unit awards, which prior to their payouts, were accounted for as liability awards. The associated expense for these awards decreased by $1.0 million for the three months ended March 31, 2016 compared to the same period in 2015. This fluctuation is due to the 2013 Performance Unit Awards performance criteria being satisfied at December 31, 2015, and the awards being paid at $143.75 per unit during the first quarter of 2016. As the 2013 Performance Unit Awards were fully accrued at December 31, 2015, no additional expense was recorded during the three months ended March 31, 2016. There are no outstanding awards of this type at March 31, 2016.
An additional contributor to the decrease in G&A expense, excluding stock-based compensation, is a decrease in professional fees of $0.4 million for the three months ended March 31, 2016 compared to the same period in 2015. This decrease is primarily due to our March 2015 Equity Offering and the issuance of our March 2023 Notes that occurred during the three months ended March 31, 2015. No comparable offerings were made during the three months ended March 31, 2016.
Stock-based compensation, net of amounts capitalized, decreased by $1.0 million, or 20%, for the three months ended March 31, 2016 compared to the same period in 2015. During the three months ended March 31, 2015 we issued 1,748,517 restricted stock awards at a weighted-average grant price of $11.90 per share to new and existing employees and non-employee directors. During the three months ended March 31, 2016, restricted stock awards, restricted stock options and performance share awards were approved by our compensation committee; however, these awards are contingent and subject to stockholder approval of the Amendment to the LTIP at our 2016 Annual Meeting of Stockholders on May 25, 2016. These awards are not considered granted for accounting purposes until such Amendment is approved by our stockholders; as such, no expense has been recorded for these contingent awards during the three months ended March 31, 2016. For further discussion of our stock-based compensation, see Note 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
See Notes 2.m and 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our stock and performance based compensation.
Restructuring expenses. Restructuring expenses relate to the first-quarter 2015 RIF that was undertaken to reduce costs and better position ourselves for future operations in a low commodity price environment. Restructuring expenses of $6.0 million were incurred during the three months ended March 31, 2015. No comparable expenses were recorded during the three months ended March 31, 2016. See Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the RIF.

Depletion, depreciation and amortization ("DD&A"). The following table provides components of our DD&A expense for the periods presented:

	Three months ended March 31,
(in thousands except for per BOE sold data)	2016	2015
Depletion of evaluated oil and natural gas properties	$37,827	$68,728
Depreciation of midstream service assets	2,071	1,647
Depreciation and amortization of other fixed assets	1,580	1,567
Total DD&A	$41,478	$71,942
DD&A per BOE sold	$9.87	$16.83
DD&A decreased by $30.5 million, or 42%, for the three months ended March 31, 2016 compared to the same period in 2015, mainly due to our full cost ceiling impairments totaling $2.4 billion during the year ended December 31, 2015. We expect DD&A per BOE will further decrease in the second quarter of 2016 due to our first-quarter 2016 impairment.
Impairment expense. Our net book value of evaluated oil and natural gas properties exceeded the full cost ceiling amount as of March 31, 2016. As a result, we recorded a first-quarter 2016 non-cash full cost ceiling impairment of $161.1 million. There was no comparable full cost impairment during the same period in 2015. For further discussion of our non-cash full cost celling impairments, see Note 2.f to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Non-operating income and expense. The following table sets forth the components of non-operating income and expense for the periods presented:

	Three months ended March 31,
(in thousands)	2016	2015
Non-operating income (expense):
Gain on derivatives, net	$17,885	$63,155
Income (loss) from equity method investee	2,298	(433)
Interest expense	(23,705)	(32,414)
Interest and other income	99	123
Loss on disposal of assets, net	(160)	(762)
Non-operating income (expense), net	$(3,583)	$29,669
Gain on derivatives, net. The table below shows the changes in the components of gain on derivatives, net for the periods presented:

(in thousands)	Three months ended March 31, 2016 compared to 2015
Changes in gain on derivatives, net:
Fair value of derivatives outstanding	$(128,066)
Early terminations of derivatives received	80,000
Cash settlements received for matured derivatives	2,796
Total changes in gain on derivatives, net	$(45,270)
The change in fair value of derivatives outstanding for the three months ended March 31, 2016 compared to the same period in 2015 is the result of the changing relationship between our outstanding contract prices and the associated forward curves used to calculate the fair value of our derivatives in relation to expected market prices. In general, we experience gains during periods of decreasing market prices and losses during periods of increasing market prices. The change in gain on derivatives, net for the three months ended March 31, 2016 compared to 2015 was partially offset by proceeds received in a hedge restructuring in which we early terminated floors of certain derivative contract collars, resulting in a termination amount due to us of $80.0 million. The $80.0 million was settled in full by applying the proceeds to the premiums on two new derivatives entered into as part of the hedge restructuring. Cash settlements received for matured derivatives are based on the cash settlement prices of our matured derivatives compared to the prices specified in the derivative contracts.
See Notes 2.e, 8 and 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.

Income (loss) from equity method investee. Income from equity method investee increased by $2.7 million for the three months ended March 31, 2016 compared to the same period in 2015. During the three months ended March 31, 2016, Medallion, our equity method investee, continued expansion activities on existing portions of its pipeline infrastructure in order to gather additional third-party oil production. Medallion began recognizing revenue during the first quarter of 2015 due to its main pipeline becoming fully operational. The Medallion pipeline system transported more than 83,000 barrels of oil per day ("BOPD") during the three months ended March 31, 2016 compared to more than 10,000 BOPD in the time that the system was operational during the three months ended March 31, 2015.
Interest expense. The table below shows the changes in the significant components of interest expense for the periods presented:

(in thousands)	Three months ended March 31, 2016 compared to 2015
Changes in interest expense:
January 2019 Notes	$(12,998)
March 2023 Notes	4,679
Senior Secured Credit Facility, net of capitalized interest	(226)
Other	(164)
Total change in interest expense	$(8,709)
Interest expense decreased by $8.7 million, or 27%, for the three months ended March 31, 2016 compared to the same period in 2015. This decrease is primarily due to the early redemption of the January 2019 Notes on April 6, 2015, which is partially offset by the issuance of the March 2023 Notes. The March 2023 Notes, which began accruing interest on March 18, 2015, have both a lower interest rate and a lower principal amount than the January 2019 Notes.
Loss on disposal of assets, net. Loss on disposal of assets, net decreased $0.6 million for the three months ended March 31, 2016 compared to the same period in 2015 as a result of lower losses related to the sales of materials and supplies and other fixed assets during 2016 as compared to 2015.
Income tax expense. The fluctuations in net income (loss) before income tax expense are shown in the table below:

	Three months ended March 31,
(in thousands)	2016	2015
Income (loss) before income taxes	$(180,371)	$3,171
Income tax expense	—	(3,643)
Net loss	$(180,371)	$(472)
Our effective tax rate is affected by changes in valuation allowances, recurring permanent differences and by discrete items that may occur in any given year, but are not consistent from year to year. For the three months ended March 31, 2016, the effective tax rate on loss before income taxes was not meaningful due to the valuation allowance recorded. For the three months ended March 31, 2015, the effective tax rate on income before income taxes was not meaningful due to the significant effect of discrete items on a relatively small amount of income. For the three months ended March 31, 2016, we recorded an additional valuation allowance of $57.7 million for our deferred tax assets due to uncertainty regarding their realization. For further discussion of our valuation allowance, see Note 7 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
During the three months ended March 31, 2016 and 2015, certain shares related to restricted stock awards vested at times when the Company's stock price was lower than the fair value of those shares at the time of the grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. During the three months ended March 31, 2016 and 2015, no restricted stock options were exercised. As a result of these differences in book compensation cost and related tax deduction, the tax impact of these shortfalls increased by $1.4 million for the three months ended March 31, 2016 compared to the same period in 2015.
We utilize a one-pool approach when accounting for the pool of windfall tax benefits in which employees and non-employees are grouped into a single pool. As of March 31, 2016 and 2015, we did not have any eligible windfall tax benefits to offset future shortfalls as no excess tax benefits had been recognized, and therefore the tax impact of these shortfalls is included in income tax expense for these respective periods. We expect income tax provisions for future reporting periods will be impacted by this stock compensation tax deduction shortfall; however, we cannot predict the stock compensation shortfall impact because of dependency upon the future market price of our stock. See Notes 6.a, 6.b and 7 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information.
Results of operations - midstream and marketing
The following table presents selected financial information regarding our midstream and marketing operating segment for the periods presented:

	Three months ended March 31,
(in thousands)	2016	2015
Natural gas sales	$—	$112
Midstream service revenues	11,267	3,683
Sales of purchased oil	31,614	31,267
Total revenues	42,881	35,062
Midstream service expenses, including minimum volume commitments	6,509	3,342
Costs of purchased oil	32,946	31,200
General and administrative(1)	1,772	2,077
Depreciation and amortization(2)	2,186	1,685
Other operating costs and expenses(3)	52	308
Operating loss	$(584)	$(3,550)
Other financial information:
Income (loss) from equity method investee	$2,298	$(433)
Interest expense(4)	$(1,402)	$(1,327)
_______________________________________________________________________________

(1)
G&A was allocated based on the number of employees in the midstream and marketing segment for the three months ended March 31, 2016 and 2015. Certain components of G&A were not allocated and were based on actual costs to the midstream and marketing segment which primarily consisted of payroll, deferred compensation and vehicle costs for the three months ended March 31, 2016 and 2015. Costs associated with land and geology were not allocated to the midstream and marketing segment for the three months ended March 31, 2016 and 2015.

(2)
Depreciation and amortization was based on actual costs for the midstream and marketing segment with the exception of the allocation of other fixed asset depreciation, which was based on the number of employees in the midstream and marketing segment for the three months ended March 31, 2016 and 2015.

(3)
Other operating costs and expenses includes accretion of asset retirement obligations for the three months ended March 31, 2016 and restructuring expense, accretion of asset retirement obligations and impairment expense for the three months ended March 31, 2015. These expenses are based on actual costs to the midstream and marketing segment and are not allocated.

(4)
Interest expense was allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee for the three months ended March 31, 2016 and 2015.

Natural gas sales. These revenues are related to our midstream and marketing segment providing our exploration and production segment with processed natural gas for use in the field. The corresponding cost component of these transactions are included in "Midstream service expenses." See Note 16 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information on the operating segments.
Midstream service revenues. Our midstream service revenues from operations increased by $7.6 million during the three months ended March 31, 2016 compared to the same period in 2015. This increase is mainly due to (i) water service revenue that we began recognizing in the third quarter of 2015 and (ii) an increase in volumes of natural gas provided for natural gas lift mainly in our production corridors over the prior period.
Sales of purchased oil. Sales of purchased oil was $31.6 million and $31.3 million for the three months ended March 31, 2016 and 2015, respectively. We purchase oil from producers in West Texas, transport the product on the Bridgetex Pipeline and sell the product to a third party in the Houston market.
Midstream service expenses, including minimum volume commitments. Midstream service expenses, including minimum volume commitments in 2015, increased by $3.2 million for the three months ended March 31, 2016 compared to the same period in 2015. Midstream service expenses primarily represent costs incurred to operate and maintain our (i) oil and natural gas gathering and transportation systems and related facilities, (ii) centralized oil storage tanks, (iii) natural gas lift, rig fuel and centralized compression infrastructure and (iv) water storage, recycling and transportation facilities. The increases are due to continued expansion of the midstream service component of our business.
Costs of purchased oil. Costs of purchased oil was $32.9 million and $31.2 million for the three months ended March 31, 2016 and 2015, respectively. These costs include purchasing oil from producers and transporting the purchased oil on the Bridgetex Pipeline to the Houston market.
G&A. Our consolidated G&A expense has decreased for the three months ended March 31, 2016 compared to the same period in 2015. See "—Results of operations consolidated" for a discussion of these costs.
Depreciation and amortization. Depreciation and amortization increased by $0.5 million for the three months ended March 31, 2016 compared to the same period in 2015 due to the continued expansion of our midstream service infrastructure.
Income (loss) from equity method investee. We own 49% of the ownership units of Medallion. As such, we account for this investment under the equity method of accounting with our proportionate share of net income (loss) reflected in the unaudited consolidated statements of operations as "Income (loss) from equity method investee" and the carrying amount reflected in the unaudited consolidated balance sheets as "Investment in equity method investee." During the year ended December 31, 2015, Medallion began recognizing revenue due to its main pipeline becoming fully operational. See Note 14 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this investment.
Interest expense. Interest expense increased by $0.1 million for three months ended March 31, 2016 compared to the same period in 2015. Interest is allocated to the midstream and marketing segment based on its gross property and equipment and life-to-date contributions to its equity method investee. We have expanded the midstream and marketing component of our business and built out our service facilities in the past year, thereby increasing the interest expense that is allocated to this segment. The increase is slightly offset by a significant decrease in our consolidated interest expense. See "—Results of operations consolidated" for a discussion of this decrease.
Liquidity and capital resources
Our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings, proceeds from senior unsecured note offerings, borrowings under our Senior Secured Credit Facility and proceeds from asset dispositions. We believe cash flows from operations (including our hedging program) and availability under our Senior Secured Credit Facility provide sufficient liquidity to manage our cash needs and contractual obligations and to fund expected capital expenditures. Our primary operational uses of capital have been for the acquisition, exploration and development of oil and natural gas properties, LMS' infrastructure development and investments in Medallion.
A significant portion of our capital expenditures can be adjusted and managed by us. We continually monitor the capital markets and our capital structure and consider which financing alternatives, including equity and debt capital resources, joint ventures and asset sales, are available to meet our future planned or accelerated capital expenditures. We may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. Such financing alternatives, including capital market transactions and debt repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
We continually seek to maintain a financial profile that provides operational flexibility. However, as evidenced by the decline in our Realized Prices used in our reserves compared to the prior year, the decrease in oil, NGL and natural gas prices may have a negative impact on our ability to raise additional capital and/or maintain our desired levels of liquidity. As of May 3, 2016, we had $605.0 million available for borrowings under our Senior Secured Credit Facility. We believe that our operating cash flow and the aforementioned liquidity sources combined with our capital budget for 2016 provide us with the financial resources to implement our planned exploration and development activities. We use derivatives to reduce exposure to fluctuations in the prices of oil and natural gas. As of May 4, 2016, approximately 100% of our anticipated oil production for the last nine months of 2016 is hedged at a weighted-average floor price of $67.48 per Bbl and approximately 75% of our anticipated natural gas and NGL production for the last nine months of 2016 is hedged at a weighted-average floor price of $3.00 per MMBtu.

The following table summarizes our hedge positions that were in place for the calender years presented:

	Remaining year 2016	Year 2017	Year 2018
Oil positions:(1)(2)
Total volume hedged with floor price (Bbl)	5,498,250	3,677,375	1,049,375
Weighted-average floor price ($/Bbl)	$67.48	$60.00	$60.00
Natural gas positions:(1)(3)
Total volume hedged with floor price (MMBtu)	14,025,000	18,771,000	12,855,500
Weighted-average floor price ($/MMBtu)	$3.00	$2.65	$2.50
_______________________________________________________________________________

(1)	Includes derivatives entered into subsequent to March 31, 2016.

(2)	Oil derivatives are settled based on the WTI NYMEX index oil prices.

(3)	Natural gas derivatives are settled based on the Inside FERC index price for West Texas Waha for the calculation period.
The following table presents a projection of estimated cash received in future periods from oil and natural gas derivative contracts in place as of March 31, 2016 adjusted for any new hedge transactions entered into between April 1, 2016 and May 4, 2016, utilizing the total volumes hedged with a floor price and the weighted-average floor price for the periods presented:

(in thousands)	Remaining year 2016	Year 2017	Year 2018
Projected oil and natural gas hedge cash proceeds(1)	$159,235	$84,394	$28,132
_______________________________________________________________________________

(1)
For this illustration we utilized the April 26, 2016 WTI index oil spot price of $40.50 held constant for all periods presented and the April 26, 2016 Waha natural gas spot price of $1.74 held constant for all periods presented. Additionally, we reduced our projected oil and natural gas hedge cash proceeds by the actual cash payments required for deferred premiums for the calendar years presented.

By removing a significant portion of the price volatility associated with future production, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices.
On September 15, 2015, we completed the sale of non-strategic and primarily non-operated properties and associated production totaling 6,060 net acres and 123 producing properties in the Midland Basin to a third-party buyer for a purchase price of $65.5 million. After transaction costs reflecting an economic effective date of July 1, 2015, the net proceeds were $64.8 million, net of working capital adjustments and post-closing cost adjustments.
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
As of March 31, 2016, we had $195.0 million outstanding under our Senior Secured Credit Facility and $1.3 billion in senior unsecured notes. Prior to the semi-annual redetermination of the borrowing base under our Senior Secured Credit Facility, we had $805.0 million available for borrowings under our Senior Secured Credit Facility and $12.1 million in cash on hand for total available liquidity of $817.1 million as of March 31, 2016.
As of May 3, 2016, we had $1.5 billion in debt outstanding, $605.0 million available for borrowings under the redetermined borrowing base under our Senior Secured Credit Facility and $7.3 million in cash on hand for total available liquidity of $612.3 million. A continued decline in oil and natural gas prices will negatively impact our future borrowing base redeterminations. See “Part II, Item 5. Other Information-Item 1.01 Entry into a material definitive agreement” below for additional information regarding the reduction in the borrowing base and aggregate elected commitment amounts under our Senior Secured Credit Facility.

Our derivative positions will help us stabilize a portion of our expected cash flows from operations in the event of future declines in the price of oil and natural gas. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below.
Cash flows
Our cash flows for the periods presented are as follows:

	Three months ended March 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$56,517	$26,865
Net cash used in investing activities	(134,164)	(282,546)
Net cash provided by financing activities	58,588	795,453
Net (decrease) increase in cash and cash equivalents	$(19,059)	$539,772
Cash flows provided by operating activities
Net cash provided by operating activities was $56.5 million and $26.9 million for the three months ended March 31, 2016 and 2015, respectively. The increase of $29.7 million during the three months ended March 31, 2016 compared to the same period in 2015 was largely due to the price related decrease in oil, NGL and natural gas revenue; however, notable cash flow changes consist of (i) an increase in impairment expense of $160.2 million, (ii) a decrease in depletion, depreciation and amortization expense of $30.5 million and (iii) an increase in working capital changes of $45.0 million.
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
Cash flows used in investing activities
Net cash used in investing activities was $134.2 million and $282.5 million for the three months ended March 31, 2016 and 2015, respectively. The decrease of $148.4 million is mainly attributable to a $138.6 million decrease in capital expenditures for oil and natural gas properties and a $18.5 million decrease in capital expenditures for midstream service assets. These changes were partially offset by a $12.2 million increase in investment in our equity method investee.
Our cash used in investing activities for the periods presented is summarized in the table below:

	Three months ended March 31,
(in thousands)	2016	2015
Capital expenditures:
Oil and natural gas properties	$(105,155)	$(243,733)
Midstream service assets	(1,937)	(20,434)
Other fixed assets	(630)	(3,919)
Investment in equity method investee	(26,660)	(14,495)
Proceeds from dispositions of capital assets, net of costs	218	35
Net cash used in investing activities	$(134,164)	$(282,546)
Capital expenditure budget
Our board of directors approved a capital expenditure budget of approximately $345.0 million for calendar year 2016, excluding acquisitions and investments in Medallion. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. Since we do not direct the expansion activities of Medallion as a 49% owner, we cannot predict future capital commitments.
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
Cash flows provided by financing activities
Net cash provided by financing activities were $58.6 million and $795.5 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, our primary sources of cash provided by financing activities were borrowings on our Senior Secured Credit Facility, partially offset by payments on our Senior Secured Credit Facility. For the three months ended March 31, 2015, our primary sources of cash provided by financing activities were the issuance of our March 2023 Notes and proceeds from our March 2015 Equity Offering, partially offset by our payment in full of our Senior Secured Credit Facility.
Our cash provided by financing activities for the periods presented is summarized in the table below:

	Three months ended March 31,
(in thousands)	2016	2015
Borrowings on Senior Secured Credit Facility	$85,000	$175,000
Payments on Senior Secured Credit Facility	(25,000)	(475,000)
Issuance of March 2023 Notes	—	350,000
Proceeds from issuance of common stock, net of offering costs	—	754,163
Purchase of treasury stock	(1,412)	(2,283)
Payments for debt issuance costs	—	(6,427)
Net cash provided by financing activities	$58,588	$795,453
Debt
As of March 31, 2016, we were a party only to our Senior Secured Credit Facility and the indentures governing our senior unsecured notes.
Senior Secured Credit Facility. As of March 31, 2016, our Senior Secured Credit Facility, which matures November 4, 2018, had a maximum credit amount of $2.0 billion, a borrowing base of $1.15 billion, an aggregate elected commitment amount of $1.0 billion and $195.0 million outstanding.
The borrowing base under our Senior Secured Credit Facility is subject to a semi-annual redetermination based on the lenders' evaluation of our oil, NGL and natural gas reserves. The lenders have the right to call for an interim redetermination of the borrowing base once between any two redetermination dates and in other specified circumstances. Effective May 2, 2016, in connection with the lenders' regular semi-annual redetermination of the borrowing base, the borrowing base and aggregate elected commitment amounts were each reduced to $815.0 million. See "Part II, Item 5. Other Information-Item 1.01 Entry into a material definitive agreement" below for additional information regarding the reduction in the borrowing base and aggregate elected commitment under our Senior Secured Credit Facility.
Principal amounts borrowed under the Senior Secured Credit Facility are payable on the final maturity date with such borrowings bearing interest that is payable, at our election, either on the last day of each fiscal quarter at an Adjusted Base Rate or at the end of one-, two-, three-, six- or, to the extent available, 12-month interest periods (and in the case of six- and 12-month interest periods, every three months prior to the end of such interest period) at an Adjusted London Interbank Offered Rate, in each case, plus an applicable margin based on the ratio of the outstanding amount on the Senior Secured Credit Facility to the elected commitment. We are also required to pay an annual commitment fee based on the unused portion of the bank's commitment of 0.375% to 0.5%.
Our Senior Secured Credit Facility is secured by a first-priority lien on certain of our assets, including oil and natural gas properties constituting at least 80% of the present value of our proved reserves owned now or in the future. Our Senior Secured Credit Facility contains both financial and non-financial covenants. We were in compliance with these ratios as of March 31, 2016 and expect to be in compliance with them for the foreseeable future.

Senior unsecured notes. The following table presents principal amounts and applicable interest rates for our outstanding senior unsecured notes as of March 31, 2016:

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
Refer to Note 5 of our audited consolidated financial statements included in the 2015 Annual Report and Notes 5 and 19 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the March 2023 Notes, January 2022 Notes, May 2022 Notes, January 2019 Notes and our Senior Secured Credit Facility.
As of May 3, 2016, we had a total of $1.3 billion of senior unsecured notes outstanding and $210.0 million outstanding on the Senior Secured Credit Facility.
Obligations and commitments
As of March 31, 2016, our contractual obligations included our March 2023 Notes, January 2022 Notes, May 2022 Notes, Senior Secured Credit Facility, drilling contract commitments, firm sale and transportation commitments, derivative deferred premiums, asset retirement obligations, office and equipment leases and capital contribution commitments to our equity method investee. From December 31, 2015 to March 31, 2016, the material changes in our contractual obligations included (i) an increase of $60.0 million outstanding on our Senior Secured Credit Facility, (ii) a decrease of $23.6 million on our interest obligations for our senior unsecured notes as semi-annual interest payments were made in January and March of 2016, (iii) a decrease of $13.8 million in our firm sale and transportation commitments, (iv) a decrease of $26.7 million in our outstanding capital contribution commitment to our equity method investee due to payments made to Medallion during first-quarter 2016, (v) a decrease of $6.8 million for drilling contract commitments (on contracts other than those on a well-by-well basis) and (vi) a decrease of $6.4 million in our performance unit liability awards as the 2013 Performance Unit Awards were paid in first-quarter 2016.
Refer to Notes 2, 5, 6, 8, 9, 12, 14 and 15 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our contractual obligations.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income or loss plus adjustments for deferred income tax expense or benefit, depletion, depreciation and amortization, bad debt expense, impairment expense, non-cash stock-based compensation, restructuring expenses, gains or losses on derivatives, cash settlements received for matured derivatives, cash settlements received for early terminations of derivatives, premiums paid for derivatives, interest expense, write-off of debt issuance costs, gains or losses on disposal of assets, loss on early redemption of debt and buyout of minimum volume commitment. Adjusted EBITDA provides no information regarding a company's capital structure, borrowings, interest costs, capital expenditures, working capital movement or tax position. Adjusted EBITDA does not represent funds available for discretionary use because those funds are required for debt service, capital expenditures and working capital, income taxes, franchise taxes and other commitments and obligations. However, our management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure:

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
The following presents a reconciliation of net loss to Adjusted EBITDA:

	Three months ended March 31,
(in thousands)	2016	2015
Net loss	$(180,371)	$(472)
Plus:
Deferred income tax expense	—	3,643
Depletion, depreciation and amortization	41,478	71,942
Impairment expense	161,064	878
Non-cash stock-based compensation, net of amounts capitalized	3,838	4,788
Restructuring expenses	—	6,042
Gain on derivatives, net	(17,885)	(63,155)
Cash settlements received for matured derivatives, net	65,937	63,141
Cash settlements received for early terminations of derivatives, net	80,000	—
Premiums paid for derivatives	(81,850)	(1,421)
Interest expense	23,705	32,414
Loss on disposal of assets, net	160	762
Adjusted EBITDA	$96,076	$118,562
Critical accounting policies and estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our unaudited consolidated financial statements. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our unaudited consolidated financial statements.
In management's opinion, the more significant reporting areas impacted by our judgments and estimates are (i) the choice of accounting method for oil and natural gas activities, (ii) estimation of oil and natural gas reserve quantities and standardized measure of future net revenues, (iii) impairment of oil and natural gas properties, (iv) revenue recognition, (v) estimation of income taxes, (vi) asset retirement obligations, (vii) valuation of derivatives and deferred premiums, (viii) valuation of stock-based compensation and performance unit compensation and (ix) fair value of assets acquired and liabilities assumed in an acquisition. Management's judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from these estimates as additional information becomes known.
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2016. For our other critical accounting policies and procedures, please see our disclosure of critical accounting policies in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2015 Annual Report. Additionally, see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for a discussion of additional accounting policies and estimates made by management.

Recent accounting pronouncements
See Note 18 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding recent accounting pronouncements.
Off-balance sheet arrangements
Currently, we do not have any off-balance sheet arrangements other than operating leases, drilling contracts and firm sale and transportation commitments, which are included in "Obligations and commitments." See Note 12 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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
Commodity price exposure
Due to the inherent volatility in oil, NGL and natural gas prices, we use derivatives, such as puts, swaps, collars and, in prior periods, basis swaps to hedge price risk associated with a significant portion of our anticipated production. By removing a portion of the price volatility associated with future production, we expect to reduce, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices. We have not elected hedge accounting on these derivatives and, therefore, the gains and losses on open positions are reflected in earnings. At each period-end, we estimate the fair values of our derivatives using an independent third-party valuation and recognize the associated gain or loss in our unaudited consolidated statements of operations.
The fair values of our derivatives are largely determined by estimates of the forward curves of the relevant price indices. As of March 31, 2016, a 10% change in the forward curves associated with our derivatives would have changed our net positions to the following amounts:

(in thousands)	10% Increase	10% Decrease
Derivatives	$193,960	$271,550
As of March 31, 2016 and December 31, 2015, the fair values of our open derivative contracts were $230.0 million and $276.2 million, respectively. Refer to Notes 2.e, 8 and 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional disclosures regarding our derivatives.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and, as of March 31, 2016, we had $195.0 million outstanding on our Senior Secured Credit Facility. Our January 2022 Notes, May 2022 Notes and March 2023 Notes bear fixed interest rates and we had $450.0 million, $500.0 million and $350.0 million outstanding, respectively, as of March 31, 2016, as shown in the table below.

	Expected maturity date
(in millions except for interest rates)	2018	2022	2023	Total
January 2022 Notes - fixed rate	$—	$450.0	$—	$450.0
Average interest rate	—%	5.625%	—%	5.625%
May 2022 Notes - fixed rate	$—	$500.0	$—	$500.0
Average interest rate	—%	7.375%	—%	7.375%
March 2023 Notes - fixed rate	$—	$—	$350.0	$350.0
Average interest rate	—%	—%	6.250%	6.250%
Senior Secured Credit Facility - variable rate	$195.0	$—	$—	$195.0
Average interest rate	1.944%	—%	—%	1.944%
Counterparty and customer credit risk
As of March 31, 2016, our principal exposures to credit risk are through receivables of (i) $230.2 million from the fair values of our open derivative contracts, (ii) $31.1 million from the sale of our oil, NGL and natural gas production that we market to energy marketing companies and refineries, (iii) $23.0 million from joint-interest partners, (iv) $18.1 million from matured derivatives and (v) $12.3 million from sales of purchased oil and other products.
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
Refer to Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional disclosures regarding credit risk.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Laredo's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were effective as of March 31, 2016. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Laredo's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2015 Annual Report. There have been no material changes in our risk factors from those described in the 2015 Annual Report. The risks described in the 2015 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.    Repurchase of Equity Securities

Period	Total number of shares withheld(1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
January 1, 2016 - January 31, 2016	1,954	$7.59	—	—
February 1, 2016 - February 29, 2016	271,133	$5.08	—	—
March 1, 2016 - March 31, 2016	3,130	$7.00	—	—
Total	276,217
______________________________________________________________________________

(1)	Represents shares that were withheld by us to satisfy employee tax withholding obligations that arose upon the lapse of restrictions on restricted stock.
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

The disclosure below relates solely to activities conducted by SAMIH and its affiliates that may be deemed to be under common "control" with us. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP's management. Neither WP nor Laredo has had any involvement in or control over the disclosed activities of SAMIH, and neither WP nor Laredo has independently verified or participated in the preparation of the disclosure. Neither WP nor Laredo is representing to the accuracy or completeness of the disclosure nor do WP or we undertake any obligation to correct or update it.
We understand that one or more SEC-reporting affiliates of SAMIAH intends to disclose in their next annual or quarterly SEC report that:
(a) Santander UK plc ("Santander UK") holds two frozen savings accounts and two frozen current accounts for three customers, resident in the U.K., who are currently designated by the U.S. under the Specially Designed Global Terrorist ("SDGT") sanctions program. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout the first quarter of 2016. Revenue generated by Santander UK on these accounts in the first quarter of 2016 was £3.67 whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.
(b) An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations ("IFSR") and the Weapons of Mass Destruction Proliferators Sanctions Regulations, holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment installments. In the first quarter of 2016, total revenue generated by Santander UK in connection with the mortgage was £201.22 whilst net profits were negligible relative to the overall profits of Banco Santander, S.A. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited. The funds in both accounts are invested in the same portfolio fund. The accounts have remained frozen during the first quarter of 2016. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue in the first quarter of 2016 generated by Santander UK in connection with the investment accounts was £4.89 whilst net profits in the first quarter 2016 were negligible relative to the overall profits of Banco Santander, S.A.
(c) A U.K. national designated by the U.S. under the SDGT sanctions program holds a Santander UK current account. The account remained in arrears through the first quarter of 2016 (£1,344.01 in debt) and is currently being managed by Santander UK Collections & Recoveries department.
(d) In addition, during the first quarter of 2016, Santander UK has identified an OFAC match on a power of attorney account. A party listed on the account is currently designated by the U.S. under the SDGT and IFSR sanctions programs. During the first quarter of 2016, related revenue generated by Santander UK was £73.81 whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

Item 1.01 Entry into a material definitive agreement

Effective May 2, 2016, in connection with the regular semi-annual redetermination of the borrowing base under our Senior Secured Credit Facility, we received the Memorandum of Borrowing Base Reduction attached hereto as Exhibit 10.1 from Wells Fargo Bank, N.A., the administrative agent under the Senior Secured Credit Facility, providing that the borrowing base and aggregate elected commitment amounts were each reduced to $815.0 million. This redetermined borrowing base shall remain in effect until the earlier of (i) the next scheduled semi-annual redetermination date or (ii) the date the borrowing base is otherwise adjusted pursuant to the terms of the Senior Secured Credit Facility. The other terms of the Senior Secured Credit Facility remain unchanged and are discussed in Note 5.e to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and Note 5.f to our audited consolidated financials included in our 2015 Annual Report. As of May 4, 2016, the outstanding balance under the Senior Secured Credit Facility was $210.0 million.

The foregoing description of the Memorandum of Borrowing Base Reduction is a summary only and is qualified in its entirety by reference to the complete text of the Memorandum of Borrowing Base Reduction, a copy of which is attached as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

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

3.2	Certificate of Ownership and Merger, dated as of December 30, 2013 (incorporated by reference to Exhibit 3.1 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on January 6, 2014).

3.3	Second Amended and Restated Bylaws of Laredo Petroleum, Inc. (incorporated by reference to Exhibit 3.3 of Laredo's Annual Report on Form 10-K (File No. 001-35380) filed on February 17, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Laredo's Registration Statement on Form S-1/A (File No. 333-176439) filed on November 14, 2011).

10.1*	Memorandum of Borrowing Base Reduction, dated May 2, 2016, from Wells Fargo, Bank, N.A. to Laredo Petroleum, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.CAL*	XBRL Schema Document.

101.SCH*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.
______________________________________________________________________________
*        Filed herewith.
**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAREDO PETROLEUM, INC.

Date: May 5, 2016	By:	/s/ Randy A. Foutch
Randy A. Foutch
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 5, 2016	By:	/s/ Richard C. Buterbaugh
Richard C. Buterbaugh
Executive Vice President and Chief Financial Officer
(principal financial officer)

By:
Date: May 5, 2016	By:	/s/ Michael T. Beyer
Michael T. Beyer
Vice President - Controller and Chief Accounting Officer
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Laredo Petroleum Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on December 22, 2011).

3.2	Certificate of Ownership and Merger, dated as of December 30, 2013 (incorporated by reference to Exhibit 3.1 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on January 6, 2014).

3.3	Second Amended and Restated Bylaws of Laredo Petroleum, Inc. (incorporated by reference to Exhibit 3.3 of Laredo's Annual Report on Form 10-K (File No. 001-35380) filed on February 17, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Laredo's Registration Statement on Form S-1/A (File No. 333-176439) filed on November 14, 2011).

10.1*	Memorandum of Borrowing Base Reduction, dated May 2, 2016, from Wells Fargo, Bank, N.A. to Laredo Petroleum, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.CAL*	XBRL Schema Document.

101.SCH*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.
______________________________________________________________________________
*        Filed herewith.
**      Furnished herewith.