Form 10-Q
period 2016-06-30
Laredo Petroleum, Inc.
filed 2016-08-04
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2016
 or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of August 1, 2016: 240,124,869

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

•
the ongoing instability and uncertainty in the United States and international financial and consumer markets that could adversely affect the liquidity available to us and our customers and the demand for commodities, including oil, NGL and natural gas;

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

•
the potentially insufficient refining capacity in the United States Gulf Coast to refine all of the light sweet crude oil being produced in the United States, which could result in widening price discounts to world crude prices and potential shut-in of production due to lack of sufficient markets;

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

•
the ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to our financial results and to successfully integrate acquired businesses, assets and properties;

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

PART I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$19,309	$31,154
Accounts receivable, net	88,543	87,699
Derivatives	88,965	198,805
Other current assets	14,445	14,574
Total current assets	211,262	332,232
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	5,309,151	5,103,635
Unevaluated properties not being depleted	114,507	140,299
Less accumulated depletion and impairment	(4,448,482)	(4,218,942)
Oil and natural gas properties, net	975,176	1,024,992
Midstream service assets, net	128,052	131,725
Other fixed assets, net	40,951	43,538
Property and equipment, net	1,144,179	1,200,255
Derivatives	32,680	77,443
Investment in equity method investee	213,616	192,524
Other assets, net	8,414	10,833
Total assets	$1,610,151	$1,813,287
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,500	$14,181
Undistributed revenue and royalties	25,452	34,540
Accrued capital expenditures	39,860	61,872
Derivatives	1,480	—
Other current liabilities	72,520	106,222
Total current liabilities	153,812	216,815
Long-term debt, net	1,392,877	1,416,226
Derivatives	3,740	—
Asset retirement obligations	46,716	44,759
Other noncurrent liabilities	3,844	4,040
Total liabilities	1,600,989	1,681,840
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized and 227,197,566 and 213,808,003 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	2,272	2,138
Additional paid-in capital	2,216,036	2,086,652
Accumulated deficit	(2,209,146)	(1,957,343)
Total stockholders’ equity	9,162	131,447
Total liabilities and stockholders’ equity	$1,610,151	$1,813,287

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Oil, NGL and natural gas sales	$102,526	$125,554	$175,668	$243,672
Midstream service revenues	1,632	1,726	3,433	3,035
Sales of purchased oil	42,615	55,051	74,229	86,318
Total revenues	146,773	182,331	253,330	333,025
Costs and expenses:
Lease operating expenses	19,225	29,206	39,743	61,586
Production and ad valorem taxes	7,982	9,500	14,417	18,586
Midstream service expenses	1,178	1,597	1,787	3,171
Minimum volume commitments	—	3,579	—	5,235
Costs of purchased oil	44,012	54,417	76,958	85,617
General and administrative	20,502	23,208	39,953	45,063
Restructuring expenses	—	—	—	6,042
Accretion of asset retirement obligations	860	593	1,704	1,172
Depletion, depreciation and amortization	34,177	72,112	75,655	144,054
Impairment expense	963	489,599	162,027	490,477
Total costs and expenses	128,899	683,811	412,244	861,003
Operating income (loss)	17,874	(501,480)	(158,914)	(527,978)
Non-operating income (expense):
Loss on derivatives, net	(68,518)	(63,899)	(50,633)	(744)
Income from equity method investee	3,696	2,914	5,994	2,481
Interest expense	(23,512)	(23,970)	(47,217)	(56,384)
Interest and other income	11	173	110	296
Loss on early redemption of debt	—	(31,537)	—	(31,537)
Write-off of debt issuance costs	(842)	—	(842)	—
Loss on disposal of assets, net	(141)	(1,081)	(301)	(1,843)
Non-operating expense, net	(89,306)	(117,400)	(92,889)	(87,731)
Loss before income taxes	(71,432)	(618,880)	(251,803)	(615,709)
Income tax benefit:
Deferred	—	221,846	—	218,203
Total income tax benefit	—	221,846	—	218,203
Net loss	$(71,432)	$(397,034)	$(251,803)	$(397,506)
Net loss per common share:
Basic	$(0.33)	$(1.88)	$(1.17)	$(2.13)
Diluted	$(0.33)	$(1.88)	$(1.17)	$(2.13)
Weighted-average common shares outstanding:
Basic	217,564	211,078	214,562	186,886
Diluted	217,564	211,078	214,562	186,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statement of stockholders' equity
(in thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2015	213,808	$2,138	$2,086,652	—	$—	$(1,957,343)	$131,447
Restricted stock awards	2,968	30	(30)	—	—	—	—
Restricted stock forfeitures	(221)	(2)	2	—	—	—	—
Vested restricted stock exchanged for tax withholding	—	—	—	288	(1,541)	—	(1,541)
Retirement of treasury stock	(288)	(3)	(1,538)	(288)	1,541	—	—
Exercise of employee stock options	6	—	67	—	—	—	67
Equity issuance, net of offering costs	10,925	109	119,201	—	—	—	119,310
Stock-based compensation	—	—	11,682	—	—	—	11,682
Net loss	—	—	—	—	—	(251,803)	(251,803)
Balance, June 30, 2016	227,198	$2,272	$2,216,036	—	$—	$(2,209,146)	$9,162

The accompanying notes are an integral part of this unaudited consolidated financial statement.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(251,803)	$(397,506)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	—	(218,203)
Depletion, depreciation and amortization	75,655	144,054
Impairment expense	162,027	490,477
Loss on early redemption of debt	—	31,537
Non-cash stock-based compensation, net of amounts capitalized	9,911	11,056
Mark-to-market on derivatives:
Loss on derivatives, net	50,633	744
Cash settlements received for matured derivatives, net	113,319	109,737
Cash settlements received for early terminations of derivatives, net	80,000	—
Change in net present value of deferred premiums paid for derivatives	133	88
Cash premiums paid for derivatives	(84,263)	(2,670)
Amortization of debt issuance costs	2,187	2,501
Write-off of debt issuance costs	842	—
Income from equity method investee	(5,994)	(2,481)
Cash settlement of performance unit awards	(6,394)	(2,738)
Other, net	2,009	3,012
(Increase) decrease in accounts receivable	(844)	16,586
Increase in other assets	(117)	(9,097)
Increase (decrease) in accounts payable	319	(15,744)
Decrease in undistributed revenues and royalties	(9,088)	(20,699)
Increase (decrease) in other accrued liabilities	295	(28,341)
(Decrease) increase in other noncurrent liabilities	(196)	318
Increase in fair value of performance unit awards	—	1,674
Net cash provided by operating activities	138,631	114,305
Cash flows from investing activities:
Capital expenditures:
Oil and natural gas properties	(197,042)	(374,508)
Midstream service assets	(3,425)	(34,137)
Other fixed assets	(832)	(6,541)
Investment in equity method investee	(42,681)	(14,495)
Proceeds from dispositions of capital assets, net of costs	350	35
Net cash used in investing activities	(243,630)	(429,646)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	120,000	300,000
Payments on Senior Secured Credit Facility	(144,682)	(475,000)
Issuance of March 2023 Notes	—	350,000
Redemption of January 2019 Notes	—	(576,200)
Proceeds from issuance of common stock, net of offering costs	119,310	754,163
Purchase of treasury stock	(1,541)	(2,591)
Proceeds from exercise of employee stock options	67	—
Payments for debt issuance costs	—	(6,759)
Net cash provided by financing activities	93,154	343,613
Net (decrease) increase in cash and cash equivalents	(11,845)	28,272
Cash and cash equivalents, beginning of period	31,154	29,321
Cash and cash equivalents, end of period	$19,309	$57,593

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
The Company operates in two business segments: (i) exploration and production and (ii) midstream and marketing. The exploration and production segment is engaged in the acquisition, exploration and development of oil and natural gas properties primarily in the Permian Basin in West Texas. The midstream and marketing segment provides Laredo's exploration and production segment and third parties with products and services that need to be delivered by midstream infrastructure, including oil and natural gas gathering services as well as rig fuel, natural gas lift and water delivery and takeaway in and around Laredo's primary production corridors.
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
The accompanying consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2015 is derived from audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of June 30, 2016, results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015.
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
d.    Accounts receivable
The Company sells produced oil, NGL and natural gas and purchased oil to various customers and participates with other parties in the development and operation of oil and natural gas properties. The Company's accounts receivable are generally unsecured. Accounts receivable for joint interest billings are recorded as amounts billed to customers less an allowance for doubtful accounts.
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

Accounts receivable consisted of the following components for the periods presented:

(in thousands)	June 30, 2016	December 31, 2015
Oil, NGL and natural gas sales	$42,629	$25,582
Joint operations, net(1)	18,425	21,375
Sales of purchased oil and other products	15,000	11,775
Matured derivatives	12,223	27,469
Other	266	1,498
Total	$88,543	$87,699
______________________________________________________________________________

(1)	Accounts receivable for joint operations are presented net of an allowance for doubtful accounts of $0.2 million as of both June 30, 2016 and December 31, 2015.
e.    Derivatives
The Company uses derivatives to reduce exposure to fluctuations in the prices of oil, NGL and natural gas. By removing a significant portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices. These transactions are in the form of puts, swaps, collars and, in prior periods, basis swaps.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

f.    Property and equipment
The following table sets forth the Company's property and equipment as of the periods presented:

(in thousands)	June 30, 2016	December 31, 2015
Evaluated oil and natural gas properties	$5,309,151	$5,103,635
Less accumulated depletion and impairment	(4,448,482)	(4,218,942)
Evaluated oil and natural gas properties, net	860,669	884,693

Unevaluated properties not being depleted	114,507	140,299

Midstream service assets	148,227	147,811
Less accumulated depreciation	(20,175)	(16,086)
Midstream service assets, net	128,052	131,725

Depreciable other fixed assets	46,255	46,799
Less accumulated depreciation and amortization	(20,218)	(18,169)
Depreciable other fixed assets, net	26,037	28,630

Land	14,914	14,908

Total property and equipment, net	$1,144,179	$1,200,255
For the three months ended June 30, 2016 and 2015, depletion expense was $7.06 per barrel of oil equivalent ("BOE") sold and $16.19 per BOE sold, respectively. For the six months ended June 30, 2016 and 2015, depletion expense was $8.01 per BOE sold and $16.13 per BOE sold, respectively.
The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs, incurred for the purpose of finding oil, NGL and natural gas are capitalized and depleted on a composite unit of production method based on proved oil, NGL and natural gas reserves. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals and other costs related to such activities. Costs, including related employee costs, associated with production and general corporate activities are expensed in the period incurred. Sales of oil and natural gas properties, whether or not being depleted currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, NGL and natural gas.
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
The following table presents the Benchmark Prices, Realized Prices and the corresponding non-cash full cost ceiling impairments recorded as of the periods presented:

	For the quarters ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Benchmark Prices
Oil ($/Bbl)	$39.63	$42.77	$46.79	$55.73	$68.17
NGL ($/Bbl)	$17.08	$17.51	$18.75	$21.87	$26.73
Natural gas ($/MMBtu)	$2.17	$2.31	$2.47	$2.89	$3.22
Realized Prices
Oil ($/Bbl)	$37.96	$41.33	$45.58	$54.28	$66.68
NGL ($/Bbl)	$10.80	$11.25	$12.50	$15.25	$19.56
Natural gas ($/Mcf)	$1.64	$1.75	$1.89	$2.30	$2.62
Non-cash full cost ceiling impairment (in thousands)	$—	$161,064	$975,011	$906,420	$488,046
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
Materials and supplies inventory used in developing oil and natural gas properties and midstream service assets are carried at the lower of cost or market ("LCM") with cost determined using the weighted-average cost method and are included in "Other current assets" and "Other assets, net" on the unaudited consolidated balance sheets. The market price for materials and supplies is determined utilizing a replacement cost approach (Level 2).
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents inventory impairments recorded as of the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Inventory impairments:
Materials and supplies(1)	$963	$1,553	$963	$2,320
Line-fill(2)	—	—	—	111
Total inventory impairments	$963	$1,553	$963	$2,431
______________________________________________________________________________

(1)	Included in "Impairment expense" in the unaudited consolidated statements of operations and in "Impairment expense" for the Company's exploration and production segment presented in Note 16.

(2)	Included in "Impairment expense" in the unaudited consolidated statements of operations and in "Impairment expense" for the Company's midstream and marketing segment presented in Note 16.
h.    Debt issuance costs
Debt issuance fees, which are recorded at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the effective interest and straight-line methods. The Company capitalized $6.8 million of debt issuance costs during the six months ended June 30, 2015 mainly as a result of the issuance of the March 2023 Notes (as defined below). No debt issuance costs were capitalized in the six months ended June 30, 2016. The Company had total debt issuance costs of $20.9 million and $23.9 million, net of accumulated amortization of $19.2 million and $17.0 million, as of June 30, 2016 and December 31, 2015, respectively.
The Company wrote-off approximately $0.8 million of debt issuance costs during the six months ended June 30, 2016 as a result of changes in the borrowing base and aggregate elected commitment of the Senior Secured Credit Facility, which are included in the unaudited consolidated statements of operations in the "Write-off of debt issuance costs" line item. During the six months ended June 30, 2015, the Company wrote-off approximately $6.6 million of debt issuance costs as a result of the early redemption of the January 2019 Notes (as defined below), which are included in the unaudited consolidated statements of operations in the "Loss on early redemption of debt" line item. Unamortized debt issuance costs related to the Company's senior unsecured notes are presented in "Long-term debt, net" on the Company's unaudited consolidated balance sheets. Unamortized debt issuance costs related to the Senior Secured Credit Facility are presented in "Other assets, net" on the Company's unaudited consolidated balance sheets. See Note 5.g for additional discussion of debt issuance costs.
Future amortization expense of debt issuance costs as of the period presented is as follows:

(in thousands)	June 30, 2016
Remaining 2016	$2,092
2017	4,238
2018	4,068
2019	2,915
2020	3,005
Thereafter	4,585
Total	$20,903
i.    Other current assets and liabilities
Other current assets consist of the following components for the periods presented:

(in thousands)	June 30, 2016	December 31, 2015
Inventory(1)	$6,986	$6,974
Prepaid expenses and other	7,459	7,600
Total other current assets	$14,445	$14,574
______________________________________________________________________________

(1)	See Note 2.g for discussion of inventory held by the Company.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Other current liabilities consist of the following components for the periods presented:

(in thousands)	June 30, 2016	December 31, 2015
Accrued interest payable	$24,161	$24,208
Costs of purchased oil payable	15,629	12,189
Lease operating expense payable	11,570	13,205
Accrued compensation and benefits	8,720	14,342
Capital contribution payable to equity method investee(1)	—	27,583
Other accrued liabilities	12,440	14,695
Total other current liabilities	$72,520	$106,222
______________________________________________________________________________

(1)	See Notes 14 and 15 for additional discussion regarding our equity method investee.
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
The Company is obligated by contractual and regulatory requirements to remove certain pipeline assets and perform other remediation of the sites where such pipeline assets are located upon the retirement of those assets. However, the fair value of the asset retirement obligation cannot currently be reasonably estimated because the settlement dates are indeterminate. The Company will record an asset retirement obligation for pipeline assets in the periods in which settlement dates become reasonably determinable.
The following reconciles the Company's asset retirement obligation liability for the periods presented:

(in thousands)	Six months ended June 30, 2016	Year ended December 31, 2015
Liability at beginning of period	$46,306	$32,198
Liabilities added due to acquisitions, drilling, midstream service asset construction and other	253	2,236
Accretion expense	1,704	2,423
Liabilities settled upon plugging and abandonment	(526)	(146)
Liabilities removed due to sale of property	—	(2,005)
Revision of estimates(1)	—	11,600
Liability at end of period	$47,737	$46,306
_____________________________________________________________________________

(1)	The revision of estimates that occurred during the year ended December 31, 2015 is mainly related to a change in the estimated remaining life per well due to the decline in commodity prices.

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
n.    Environmental
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed in the period incurred. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Management believes no materially significant liabilities of this nature existed as of June 30, 2016 or December 31, 2015.
o.    Non-cash investing and supplemental cash flow information
The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Six months ended June 30,
(in thousands)	2016	2015
Non-cash investing information:
Change in accrued capital expenditures	$(22,012)	$(53,209)
Change in accrued capital contribution to equity method investee(1)	$(27,583)	$27,917
Capitalized asset retirement cost	$253	$1,402
Supplemental cash flow information:
Capitalized interest	$115	$178
______________________________________________________________________________

(1)	See Notes 14 and 15 for additional discussion regarding our equity method investee.
Note 3—Equity offerings
On May 16, 2016, the Company completed the sale of 10,925,000 shares of Laredo's common stock (the "May 2016 Equity Offering") for net proceeds of $119.3 million, after underwriting discounts, commissions and offering expenses. See Note 19.e for discussion regarding the completion of an equity offering subsequent to June 30, 2016.
On March 5, 2015, the Company completed the sale of 69,000,000 shares of Laredo's common stock (the "March 2015 Equity Offering") for net proceeds of $754.2 million, after underwriting discounts, commissions and offering expenses. Entities

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

affiliated with Warburg Pincus LLC ("Warburg Pincus") purchased 29,800,000 shares in the March 2015 Equity Offering, following which Warburg Pincus owned 41.0% of Laredo's common stock.
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
Effective at closing, the operations and cash flows of these properties were eliminated from the ongoing operations of the Company, and the Company has no continuing involvement in the properties. This divestiture does not represent a strategic shift and will not have a major effect on the Company's operations or financial results.

The following table presents revenues and expenses of the oil and natural gas properties sold included in the accompanying unaudited consolidated statements of operations for the periods presented:

(in thousands)	Three months ended June 30, 2015	Six months ended June 30, 2015
Oil, NGL and natural gas sales	$1,970	$4,048
Expenses(1)	2,098	4,710
_____________________________________________________________________________

(1)	Expenses include (i) lease operating expense, (ii) production and ad valorem tax expense, (iii) accretion expense and (iv) depletion expense.
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
e.    Senior Secured Credit Facility
As of June 30, 2016, the Fourth Amended and Restated Credit Agreement (as amended, the "Senior Secured Credit Facility"), which matures on November 4, 2018, had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $815.0 million with $110.3 million outstanding and was subject to an interest rate of 2.00%. It contains both financial and non-financial covenants, all of which the Company was in compliance with as of June 30, 2016. Laredo is required to pay an annual commitment fee on the unused portion of the financial institutions' commitment of 0.375% to 0.5%, based on the ratio of outstanding revolving credit to the total commitment under the Senior Secured Credit Facility. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $20.0 million. No letters of credit were outstanding as of June 30, 2016 or 2015.
See Note 19.a for discussion of additional borrowings and payments on the Senior Secured Credit Facility subsequent to June 30, 2016.
f.    Fair value of debt
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amount and fair values of the Company's debt for the periods presented:

	June 30, 2016		December 31, 2015
(in thousands)	Long-term debt	Fair value	Long-term debt	Fair value
January 2022 Notes	$450,000	$426,564	$450,000	$388,301
May 2022 Notes	500,000	501,250	500,000	460,000
March 2023 Notes	350,000	349,965	350,000	301,000
Senior Secured Credit Facility	110,318	110,261	135,000	134,993
Total value of debt	$1,410,318	$1,388,040	$1,435,000	$1,284,294
The fair values of the debt outstanding on the January 2022 Notes, May 2022 Notes and the March 2023 Notes were determined using the June 30, 2016 and December 31, 2015 quoted market price (Level 1) for each respective instrument. The fair values of the outstanding debt on the Senior Secured Credit Facility as of June 30, 2016 and December 31, 2015 were estimated utilizing pricing models for similar instruments (Level 2). See Note 9 for information about fair value hierarchy levels.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

g.    Debt issuance costs
The following table summarizes the net presentation of the Company's long-term debt and debt issuance cost on the unaudited consolidated balance sheets for the periods presented:

	June 30, 2016			December 31, 2015
(in thousands)	Long-term debt	Debt issuance costs, net	Long-term debt, net	Long-term debt	Debt issuance costs, net	Long-term debt, net
January 2022 Notes	$450,000	$(5,451)	$444,549	$450,000	$(5,939)	$444,061
May 2022 Notes	500,000	(6,624)	493,376	500,000	(7,066)	492,934
March 2023 Notes	350,000	(5,366)	344,634	350,000	(5,769)	344,231
Senior Secured Credit Facility(1)	110,318	—	110,318	135,000	—	135,000
Total	$1,410,318	$(17,441)	$1,392,877	$1,435,000	$(18,774)	$1,416,226
______________________________________________________________________________

(1)	Debt issuance costs related to our Senior Secured Credit Facility are recorded in "Other assets, net" on the unaudited consolidated balance sheets.
Note 6—Employee compensation
The Company has a Long-Term Incentive Plan (the "LTIP"), which provides for the granting of incentive awards in the form of restricted stock awards, restricted stock option awards, performance share awards, performance unit awards and other awards. In the second quarter of 2016, shareholders approved an increase in the maximum number of shares of the Company's common stock issuable under the LTIP from 10,000,000 shares to 24,350,000 shares (the "Amendment").
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
a.    Restricted stock awards
All restricted stock awards are treated as issued and outstanding in the accompanying unaudited consolidated financial statements. Per the award agreement terms, if an employee terminates employment prior to the restriction lapse date for reasons other than death or disability, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. If the employee's termination of employment is by reason of death or disability, all of the holder's restricted stock will automatically vest. Historically, restricted stock awards granted to officers and employees vest in a variety of vesting schedules including (i) 33%, 33% and 34% per year beginning on the first anniversary date of the grant, (ii) 50% in year two and 50% in year three, (iii) fully on the first anniversary of the grant date and (iv) fully on the third anniversary of the grant date. Restricted stock awards granted to non-employee directors vest fully on the first anniversary of the grant date.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects the outstanding restricted stock awards for the six months ended June 30, 2016:

(in thousands, except for weighted-average grant date fair values)	Restricted stock awards	Weighted-average grant date fair value (per award)
Outstanding as of December 31, 2015	2,539	$15.26
Granted	2,968	$12.27
Forfeited	(221)	$15.16
Vested(1)	(1,124)	$16.06
Outstanding as of June 30, 2016	4,162	$12.92
______________________________________________________________________________

(1)
The vesting of certain restricted stock awards could result in federal and state income tax expense or benefit related to the difference between the market price of the common stock at the date of vesting and the date of grant. See Note 7 for additional discussion regarding the tax impact of vested stock awards.

The Company utilizes the closing stock price on the grant date to determine the fair value of service vesting restricted stock awards. As of June 30, 2016, unrecognized stock-based compensation related to the restricted stock awards expected to vest was $44.3 million. Such cost is expected to be recognized over a weighted-average period of 2.26 years.
b.    Restricted stock option awards
Restricted stock option awards granted under the LTIP vest and are exercisable in four equal installments on each of the four anniversaries of the grant date. The following table reflects the stock option award activity for the six months ended June 30, 2016:

(in thousands, except for weighted-average price and contractual term)	Restricted stock option awards	Weighted-average price (per option)	Weighted-average remaining contractual term (years)
Outstanding as of December 31, 2015	1,778	$17.86	7.91
Granted	1,016	$4.18
Exercised	(6)	$11.93
Expired or canceled	(35)	$22.40
Forfeited	(229)	$13.62
Outstanding as of June 30, 2016	2,524	$12.69	8.06
Vested and exercisable at end of period(1)	916	$19.49	6.41
Expected to vest at end of period(2)	1,600	$8.75	9.02
_____________________________________________________________________________

(1)	The vested and exercisable options as of June 30, 2016 had no aggregate intrinsic value.

(2)	The restricted stock options expected to vest as of June 30, 2016 had $6.1 million aggregate intrinsic value.
The Company utilizes the Black-Scholes option pricing model to determine the fair value of restricted stock option awards and recognizes the associated expense on a straight-line basis over the four-year requisite service period of the awards. Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock option awards will be outstanding prior to exercise and the associated volatility. As of June 30, 2016, unrecognized stock-based compensation related to restricted stock option awards expected to vest was $13.5 million. Such cost is expected to be recognized over a weighted-average period of 2.55 years.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The assumptions used to estimate the fair value of the 22,324 restricted stock options granted on April 1, 2016 and the 994,022 restricted stock options granted on May 25, 2016 are as follows:

	April 1, 2016	May 25, 2016
Risk-free interest rate(1)	1.44%	1.58%
Expected option life(2)	6.25 years	6.25 years
Expected volatility(3)	61.34%	61.94%
Fair value per stock option	$4.44	$9.75

(1)	United States Treasury yields as of the grant date were utilized for the risk-free interest rate assumption, correlating the treasury yield terms to the expected life of the option.

(2)
As the Company had limited exercise history at the time of valuation relating to terminations and modifications, expected option life assumptions were developed using the simplified method in accordance with GAAP.

(3)	The Company utilized its own historical volatility in order to develop the expected volatility.
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
c.    Performance share awards
The performance share awards granted to management in the second quarter of 2016 (the "2016 Performance Share Awards"), February 27, 2015 (the "2015 Performance Share Awards") and on February 27, 2014 (the "2014 Performance Share Awards") are subject to a combination of market and service vesting criteria. A Monte Carlo simulation prepared by an independent third party was utilized to determine the grant date fair value of these awards. The Company has determined these awards are equity awards and recognizes the associated expense on a straight-line basis over the three-year requisite service period of the awards. These awards will be settled, if at all, in stock at the end of the requisite service period based on the achievement of certain performance criteria.
The 1,742,469 outstanding 2016 Performance Share Awards have a performance period of January 1, 2016 to December 31, 2018, and any shares earned under such awards are expected to be issued in the first quarter of 2019 if the performance criteria are met. The 475,518 outstanding 2015 Performance Share Awards have a performance period of January 1, 2015 to December 31, 2017, and any shares earned under such awards are expected to be issued in the first quarter of 2018 if the performance criteria are met. The 210,126 outstanding 2014 Performance Share Awards have a performance period of January 1, 2014 to December 31, 2016, and any shares earned under such awards are expected to be issued in the first quarter of 2017 if the performance criteria are met.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects the performance share award activity for the six months ended June 30, 2016:

(in thousands, except for weighted-average grant date fair values)	Performance share awards	Weighted-average grant date fair value (per award)
Outstanding as of December 31, 2015	874	$20.06
Granted	1,801	$17.71
Forfeited	(247)	$19.69
Vested	—	$—
Outstanding as of June 30, 2016	2,428	$18.36
As of June 30, 2016, unrecognized stock-based compensation related to the performance share awards was $35.3 million. Such cost is expected to be recognized over a weighted-average period of 2.47 years.
The assumptions used to estimate the fair value of the 32,495 performance share awards granted on April 1, 2016 and the 1,768,297 performance share awards granted on May 25, 2016 are as follows:

	April 1, 2016	May 25, 2016
Risk-free rate(1)	0.87%	1.02%
Dividend yield	—%	—%
Expected volatility(2)	71.54%	74.73%
Laredo stock closing price on grant date	$7.71	$12.36
Fair value per performance share	$9.83	$17.86
______________________________________________________________________________

(1)	The risk-free rate was derived using a term-matched zero-coupon yield derived from the Treasury Constant Maturities yield curve on the grant date.

(2)	The Company utilized its own historical volatility over a lookback period equal to the length of the remaining performance period from the grant date in order to develop the expected volatility.
d.    Stock-based compensation award expense
The following has been recorded to stock-based compensation expense for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Restricted stock award compensation	$4,692	$4,520	$8,460	$7,458
Restricted stock option award compensation	777	1,279	1,401	1,949
Restricted performance share award compensation	1,593	1,378	1,821	2,273
Total stock-based compensation, gross	7,062	7,177	11,682	11,680
Less amounts capitalized in oil and natural gas properties	(989)	(909)	(1,771)	(624)
Total stock-based compensation, net of amounts capitalized	$6,073	$6,268	$9,911	$11,056
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

For the three and six months ended June 30, 2015, compensation expense for the 2013 Performance Unit Awards is included in "General and administrative" in the Company's unaudited consolidated statements of operations, and as of December 31, 2015, the corresponding liability is included in "Other current liabilities" on the unaudited consolidated balance sheets. Due to the quarterly re-measurement of the fair value of the 2013 Performance Unit Awards as of June 30, 2015, compensation expense for the three and six months ended June 30, 2015 was $0.7 million and $1.7 million, respectively.
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
The Company evaluates uncertain tax positions for recognition and measurement in the unaudited consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to be recognized in the unaudited consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had no unrecognized tax benefits related to uncertain tax positions in the unaudited consolidated financial statements as of June 30, 2016 or December 31, 2015.
The Company is subject to federal and state income taxes and the Texas franchise tax. Income tax benefit for the periods presented consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Current taxes	$—	$—	$—	$—
Deferred taxes	—	221,846	—	218,203
Income tax benefit	$—	$221,846	$—	$218,203
Income tax benefit differed from amounts computed by applying the applicable federal income tax rate of 35% to pre-tax earnings as a result of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Income tax benefit computed by applying the statutory rate	$25,001	$216,608	$88,131	$215,498
State income tax and change in valuation allowance	(541)	5,776	187	5,867
Non-deductible stock-based compensation	—	(15)	—	(106)
Stock-based compensation tax deficiency	(190)	(381)	(4,012)	(2,838)
Increase in deferred tax valuation allowance	(24,323)	(11)	(84,218)	(16)
Other items	53	(131)	(88)	(202)
Income tax benefit	$—	$221,846	$—	$218,203

For the three and six months ended June 30, 2016, the effective tax rate was not meaningful due to the valuation allowance recorded. For the three and six months ended June 30, 2015, the effective tax rate was 36% and 35%, respectively. The Company's effective tax rate is affected by changes in valuation allowances, recurring permanent differences and by discrete items that may occur in any given year, but are not consistent from year to year.
A valuation allowance is established to reduce deferred tax assets if it is determined that it is more likely than not that the related tax benefit will not be realized. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary. During the year ended December 31, 2015 and the six months ended June 30, 2016, in evaluating whether it was more likely than not that the Company's net deferred tax assets were realizable through future net income, management considered all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the existence of significant proved oil, NGL and natural gas reserves, (iv) its ability to use tax planning

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

strategies, (v) its current price protection utilizing oil and natural gas hedges, (vi) its future revenue and operating cost projections and (vii) the current market prices for oil, NGL and natural gas. Based on all the evidence available, during the year ended December 31, 2015, management determined it was more likely than not that the net deferred tax assets were not realizable, and therefore recorded a valuation allowance of $676.0 million. During the six months ended June 30, 2016, an additional valuation allowance of $83.7 million was recorded.
The impact of significant discrete items is separately recognized in the quarter in which the discrete items occur. The vesting of certain restricted stock awards could result in federal and state income tax expense or benefits related to the difference between the market price of the common stock at the date of vesting and the grant date. The exercise of stock option awards could result in federal and state income tax expense or benefits related to the difference between the fair value of the stock option at the grant date and the intrinsic value of the stock option when exercised. The tax impact resulting from vestings of restricted stock awards and exercise of option awards are discrete items. During the three and six months ended June 30, 2016 and 2015, certain shares related to restricted stock awards vested at times when the Company's stock price was lower than the fair value of those shares at the time of the grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. During the three and six months ended June 30, 2016, certain stock options were exercised. No stock options were exercised during the three and six months ended June 30, 2015. The income tax deduction related to the intrinsic value of the options was less than the expense previously recognized for book purposes. In accordance with GAAP, such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, the Company has not previously recognized any windfall tax benefits. Therefore, such shortfalls are included in income tax expense.
The following table presents the tax impact of these shortfalls for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Vesting of restricted stock	$(182)	$(388)	$(4,057)	$(2,889)
Exercise of restricted stock options	(10)	—	(10)	—
Tax expense due to shortfalls	$(192)	$(388)	$(4,067)	$(2,889)
Significant components of the Company's net deferred tax asset for the periods presented are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Oil and natural gas properties, midstream service assets and other fixed assets	$282,612	$306,997
Net operating loss carry-forward	528,625	479,022
Derivatives	(41,577)	(98,675)
Stock-based compensation	9,340	11,597
Equity method investee	(25,612)	(31,711)
Accrued bonus	2,544	4,763
Capitalized interest	2,173	2,525
Other	2,901	2,820
Net deferred tax asset before valuation allowance	761,006	677,338
Valuation allowance	(761,006)	(677,338)
Net deferred tax asset	$—	$—
The Company had federal net operating loss carry-forwards totaling $1.5 billion and state of Oklahoma net operating loss carry-forwards totaling $41.0 million as of June 30, 2016. These carry-forwards begin expiring in 2026. Additionally, these carry-forwards include windfall tax deductions from vestings of certain restricted stock awards and stock option exercises that were not recorded in the Company's income tax provision. The amount of windfall tax benefit recognized in additional paid-in capital is limited to the amount of benefit realized currently in income taxes payable. As of June 30, 2016, the Company had suspended additional paid-in capital credits of $4.5 million related to windfall tax deductions. Upon realization of the net operating loss carry-forwards from such windfall tax deductions, the Company would record a benefit of up to $4.5 million in additional paid-in capital.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 8—Derivatives
a. Derivatives
The Company engages in derivative transactions such as puts, swaps, collars and, in prior periods, basis swaps to hedge price risks due to unfavorable changes in oil and natural gas prices related to its production. As of June 30, 2016, the Company had 25 open derivative contracts with financial institutions that extend from July 2016 to December 2018. None of these contracts were designated as hedges for accounting purposes. The contracts are recorded at fair value on the unaudited consolidated balance sheets and gains and losses are recognized in current period earnings. Gains and losses on derivatives are reported on the unaudited consolidated statements of operations on the "Gain (loss) on derivatives, net" line item.
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
In the prior year, the oil basis swap transactions had an established fixed basis differential. The Company's oil basis swaps' differential was between the West Texas Intermediate-Argus Americas Crude (Midland) ("WTI Midland") index crude oil price and the West Texas Intermediate NYMEX ("WTI NYMEX") index crude oil price. When the WTI NYMEX price less the fixed basis differential was greater than the actual WTI Midland price, the difference multiplied by the hedged contract volume was paid to the Company by the counterparty. When the WTI NYMEX price less the fixed basis differential was less than the actual WTI Midland price, the difference multiplied by the hedged contract volume was paid by the Company to the counterparty.

During the six months ended June 30, 2016, the Company successfully completed a hedge restructuring by early terminating the floors of certain derivative contract collars that resulted in a termination amount of $80 million, which was settled in full by applying the proceeds to prepay the premiums on two new derivatives entered into during the restructuring.

During the six months ended June 30, 2016, the following derivatives were terminated:

	Aggregate volumes	Floor price	Contract period
Oil (volumes in Bbl):
Put portion of the associated collars	2,263,000	$80.00	January 2017 - December 2017

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

During the six months ended June 30, 2016, the following derivatives were entered into:

	Aggregate volumes	Floor price	Ceiling price	Contract period
Oil (volumes in Bbl):
Put(1)	2,263,000	$60.00	$—	January 2017 - December 2017
Put(2)	2,098,750	$60.00	$—	January 2017 - December 2018
Put(3)	600,000	$40.00	$—	May 2016 - December 2016
Swap	1,095,000	$52.12	$—	January 2018 - December 2018
Natural gas (volumes in MMBtu):(4)
Put	8,040,000	$2.50	$—	January 2017 - December 2017
Put	8,220,000	$2.50	$—	January 2018 - December 2018
Collar	5,256,000	$2.50	$3.05	January 2017 - December 2017
Collar	4,635,500	$2.50	$3.60	January 2018 - December 2018
_____________________________________________________________________________

(1)
As part of the Company's hedge restructuring, this put replaced the early terminated put portion of the restructured derivative contract collars. A premium of $40.0 million was paid at contract inception.

(2)	As part of the Company's hedge restructuring, a premium of $40.0 million was paid at contract inception.

(3)	There are $1.2 million in deferred premiums associated with this contract.

(4)	There are $5.1 million in deferred premiums associated with these contracts.

The following represents cash settlements received for derivatives, net for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Cash settlements received for matured derivatives, net	$47,382	$46,596	$113,319	$109,737
Cash settlements received for early terminations of derivatives, net(1)	—	—	80,000	—
Cash settlements received for derivatives, net	$47,382	$46,596	$193,319	$109,737
_____________________________________________________________________________

(1)	The settlements amount for the six months ended June 30, 2016 includes $4.0 million in deferred premiums which were settled net with the early terminated contracts from which they derive.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table summarizes open positions as of June 30, 2016, and represents, as of such date, derivatives in place through December 2018 on annual production volumes:

	Remaining year 2016	Year 2017	Year 2018
Oil positions:(1)
Puts:
Hedged volume (Bbl)	1,098,000	1,049,375	1,049,375
Weighted-average price ($/Bbl)	$42.95	$60.00	$60.00
Swaps:
Hedged volume (Bbl)	791,200	—	1,095,000
Weighted-average price ($/Bbl)	$84.82	$—	$52.12
Collars:
Hedged volume (Bbl)	1,833,500	2,628,000	—
Weighted-average floor price ($/Bbl)	$73.98	$60.00	$—
Weighted-average ceiling price ($/Bbl)	$89.62	$97.22	$—
Totals:
Total volume hedged with floor price (Bbl)	3,722,700	3,677,375	2,144,375
Weighted-average floor price ($/Bbl)	$67.13	$60.00	$55.98
Total volume hedged with ceiling price (Bbl)	2,624,700	2,628,000	1,095,000
Weighted-average ceiling price ($/Bbl)	$88.18	$97.22	$52.12
Natural gas positions:(2)
Puts:
Hedged volume (MMBtu)	—	8,040,000	8,220,000
Weighted-average price ($/MMBtu)	$—	$2.50	$2.50
Collars:
Hedged volume (MMBtu)	9,384,000	10,731,000	4,635,500
Weighted-average floor price ($/MMBtu)	$3.00	$2.76	$2.50
Weighted-average ceiling price ($/MMBtu)	$5.60	$3.53	$3.60
Totals:
Total volume hedged with floor price (MMBtu)	9,384,000	18,771,000	12,855,500
Weighted-average floor price ($/MMBtu)	$3.00	$2.65	$2.50
Total volume hedged with ceiling price (MMBtu)	9,384,000	10,731,000	4,635,500
Weighted-average ceiling price ($/MMBtu)	$5.60	$3.53	$3.60
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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company conducts a review of fair value hierarchy classifications on an annual basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Transfers between fair value hierarchy levels are recognized and reported in the period in which the transfer occurred. No transfers between fair value hierarchy levels occurred during the three or six months ended June 30, 2016 or 2015.

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

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of June 30, 2016:
Assets
Current:
Oil derivatives	$—	$93,057	$—	$93,057	$(515)	$92,542
Natural gas derivatives	—	3,458	—	3,458	(1,165)	2,293
Oil deferred premiums	—	—	—	—	(5,467)	(5,467)
Natural gas deferred premiums	—	—	—	—	(403)	(403)
Noncurrent:
Oil derivatives	$—	$33,181	$—	$33,181	$—	$33,181
Natural gas derivatives	—	2,724	—	2,724	(2,724)	—
Oil deferred premiums	—	—	—	—	(501)	(501)
Natural gas deferred premiums	—	—	—	—	—	—
Liabilities
Current:
Oil derivatives	$—	$—	$—	$—	$515	$515
Natural gas derivatives	—	(739)	—	(739)	1,165	426
Oil deferred premiums	—	—	(6,784)	(6,784)	5,467	(1,317)
Natural gas deferred premiums	—	—	(1,507)	(1,507)	403	(1,104)
Noncurrent:
Oil derivatives	$—	$(1,820)	$—	$(1,820)	$—	$(1,820)
Natural gas derivatives	—	(774)	—	(774)	2,724	1,950
Oil deferred premiums	—	—	(501)	(501)	501	—
Natural gas deferred premiums	—	—	(3,870)	(3,870)	—	(3,870)
Net derivative position	$—	$129,087	$(12,662)	$116,425	$—	$116,425

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of December 31, 2015:
Assets
Current:
Oil derivatives	$—	$194,940	$—	$194,940	$—	$194,940
Natural gas derivatives	—	13,166	—	13,166	—	13,166
Oil deferred premiums	—	—	—	—	(9,301)	(9,301)
Natural gas deferred premiums	—	—	—	—	—	—
Noncurrent:
Oil derivatives	$—	$80,302	$—	$80,302	$—	$80,302
Natural gas derivatives	—	2,459	—	2,459	—	2,459
Oil deferred premiums	—	—	—	—	(4,877)	(4,877)
Natural gas deferred premiums	—	—	—	—	(441)	(441)
Liabilities
Current:
Oil derivatives	$—	$—	$—	$—	$—	$—
Natural gas derivatives	—	—	—	—	—	—
Oil deferred premiums	—	—	(9,301)	(9,301)	9,301	—
Natural gas deferred premiums	—	—	—	—	—	—
Noncurrent:
Oil derivatives	$—	$—	$—	$—	$—	$—
Natural gas derivatives	—	—	—	—	—	—
Oil deferred premiums	—	—	(4,877)	(4,877)	4,877	—
Natural gas deferred premiums	—	—	(441)	(441)	441	—
Net derivative position	$—	$290,867	$(14,619)	$276,248	$—	$276,248
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents actual cash payments required for deferred premiums for the calendar years presented:

(in thousands)	June 30, 2016
Remaining 2016	$5,407
2017	5,354
2018	2,100
Total	$12,861
A summary of the changes in assets classified as Level 3 measurements for the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Balance of Level 3 at beginning of period	$(13,054)	$(8,882)	$(14,619)	$(9,285)
Change in net present value of deferred premiums for derivatives	(61)	(45)	(133)	(88)
Total purchases and settlements:
Purchases	(1,960)	(4,409)	(6,072)	(5,384)
Settlements(1)	2,413	1,249	8,162	2,670
Balance of Level 3 at end of period	$(12,662)	$(12,087)	$(12,662)	$(12,087)
_____________________________________________________________________________

(1)	The amount for the six months ended June 30, 2016 includes $3.9 million which represents the present value of deferred premiums settled in the Company's restructuring upon their early termination.
b. Fair value measurement on a nonrecurring basis
The Company accounts for the impairment of long-lived assets and inventory, if any, at fair value on a nonrecurring basis. For purposes of fair value measurement, it was determined that the impairment of long-lived assets and inventory are classified as Level 3, based on the use of internally developed cash flow models. See Note 2.g for discussion regarding the Company's impairment of (i) materials and supplies for the three months ended June 30, 2016 and the three and six months ended June 30, 2015 and (ii) line-fill for the six months ended June 30, 2015.
The accounting policies for impairment of oil and natural gas properties are discussed in Note 2.f. Significant inputs included in the calculation of discounted cash flows used in the impairment analysis include the Company's estimate of operating and development costs, anticipated production of evaluated reserves and other relevant data. See Note 2.f for discussion regarding the prices used in the calculation of discounted cash flows and the Company's first-quarter 2016 and second-quarter 2015 full cost ceiling impairments.
Note 10—Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of non-vested restricted stock awards, performance share awards and outstanding restricted stock options. For the three and six months ended June 30, 2016 and 2015, all of these potentially dilutive items were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net loss per share.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following is the calculation of basic and diluted weighted-average common shares outstanding and net loss per share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except for per share data)	2016	2015	2016	2015
Net loss (numerator):
Net loss—basic and diluted	$(71,432)	$(397,034)	$(251,803)	$(397,506)
Weighted-average common shares outstanding (denominator):
Basic	217,564	211,078	214,562	186,886
Diluted	217,564	211,078	214,562	186,886
Net loss per share:
Basic	$(0.33)	$(1.88)	$(1.17)	$(2.13)
Diluted	$(0.33)	$(1.88)	$(1.17)	$(2.13)
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

b.    Drilling contract

The Company has committed to several drilling contracts with a third party to facilitate the Company's drilling plans. One of these contracts is for a term of multiple months and contains an early termination clause that requires the Company to potentially pay penalties to the third party should the Company cease drilling efforts. This penalty would negatively impact the Company's financial statements upon early contract termination. The future commitment of $3.0 million as of June 30, 2016 is not recorded in the accompanying unaudited consolidated balance sheets. Management does not currently anticipate the early termination of this contract in 2016.

c.    Firm sale and transportation commitments
The Company has committed to deliver for sale or transportation fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to minimal volume penalties. These commitments are normal and customary for the Company's business. Future commitments of $400.2 million as of June 30, 2016 are not recorded in the accompanying unaudited consolidated balance sheets. The Company's production has been equivalent or greater than its delivery commitments during the most recent year, and management expects such production will continue to exceed the Company's future commitments. However, in certain instances, the Company has

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

used spot market purchases to meet its commitments in certain locations or due to favorable pricing. Management anticipates continuing this practice in the future. Also, if production is not sufficient to satisfy the Company's delivery commitments, the Company can and may use spot market purchases to fulfill the commitments.

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
Note 13—2015 Restructuring
Following the fourth-quarter 2014 drop in oil prices, in an effort to reduce costs and to better position the Company for ongoing efficient growth, on January 20, 2015, the Company executed a company-wide restructuring and reduction in force (the "RIF") that included (i) the relocation of certain employees from the Company's Dallas, Texas area office to the Company's other existing offices in Tulsa, Oklahoma and Midland, Texas; (ii) closing the Company's Dallas, Texas area office; (iii) a workforce reduction of approximately 75 employees and (iv) the release of 24 contract personnel. The RIF was communicated to employees on January 20, 2015 and was generally effective immediately. The Company's compensation committee approved the RIF and the related severance package. The Company incurred $6.0 million in expenses during the six months ended June 30, 2015 related to the RIF. There were no comparative amounts recorded in the six months ended June 30, 2016.
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
LMS contributed $16.0 million and $42.7 million during the three and six months ended June 30, 2016, respectively, and $14.5 million during the six months ended June 30, 2015, to Medallion Gathering & Processing, LLC, a Texas limited liability company formed on October 12, 2012, and its wholly-owned subsidiaries (together "Medallion"). See Note 19.b for discussion regarding a contribution made to Medallion subsequent to June 30, 2016.
LMS holds 49% of Medallion's ownership units. Medallion was established for the purpose of developing midstream solutions and providing midstream infrastructure to bring oil, NGL and natural gas to market. LMS and the other 51% interest-holder have agreed that the voting rights of Medallion, the profit and loss sharing, and the additional capital contribution requirements shall be equal to the ownership unit percentage held. Additionally, Medallion requires a super-majority vote of 75% for all key operating and business decisions. The Company has determined that Medallion is a VIE. However, LMS is not considered to be the primary beneficiary of the VIE because LMS does not have the power to direct the activities that most significantly affect Medallion's economic performance. As such, Medallion is accounted for under the equity method of accounting with the Company's proportionate share of Medallion's net income reflected in the unaudited consolidated

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

statements of operations as "Income from equity method investee" and the carrying amount reflected in the unaudited consolidated balance sheets as "Investment in equity method investee."
During the six months ended June 30, 2016 and 2015, Medallion continued expansion activities on existing portions of its pipeline infrastructure in order to gather and transport additional third-party oil production. During the three months ended June 30, 2015, Medallion began recognizing revenue due to its main pipeline becoming fully operational. See Note 15.a for discussion of items included in the Company's unaudited consolidated financial statements related to Medallion.
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
Note 15—Related Parties
a.    Medallion
The following table summarizes items included in the unaudited consolidated statements of operations related to Medallion for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Midstream service revenues	$—	$390	$—	$487
Minimum volume commitments	—	3,579	—	5,235
Interest and other income	—	—	—	108
The following table summarizes items included in the unaudited consolidated balance sheets related to Medallion as of the dates presented:

(in thousands)	June 30, 2016	December 31, 2015
Accounts receivable, net	$—	$1,163
Other assets, net(1)	1,025	1,025
Other current liabilities(2)	102	27,583
______________________________________________________________________________

(1)	Amounts included in "Other assets, net" above represent LMS owned line-fill in Medallion's pipeline.

(2)
Amounts included in "Other current liabilities" above represent LMS' accrued line-fill purchase in Medallion's pipeline as of June 30, 2016 and capital contribution payable to Medallion as of December 31, 2015.

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
The following table summarizes the oil, NGL and natural gas sales and midstream service revenues received from Targa included in the unaudited consolidated statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Oil, NGL and natural gas sales	$18,112	$34,012	$35,917	$53,643
Midstream service revenues	102	—	237	—
The following table summarizes the amounts included in accounts receivable, net from Targa in the unaudited consolidated balance sheets as of the dates presented:

(in thousands)	June 30, 2016	December 31, 2015
Accounts receivable, net	$9,337	$6,097

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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
The following table summarizes the lease operating expenses related to Archrock included in the unaudited consolidated statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Lease operating expenses	$526	$391	$1,001	$776
The following table summarizes the capital expenditures related to Archrock included in the unaudited consolidated statements of cash flows for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Capital expenditures:
Midstream service assets	$—	$18	$20	$64
The following table summarizes the amounts included in accounts payable from Archrock in the unaudited consolidated balance sheets as of the dates presented:

(in thousands)	June 30, 2016	December 31, 2015
Accounts payable	$—	$13
d.    Helmerich & Payne, Inc.
The Company has had drilling contracts with Helmerich & Payne, Inc. ("H&P"). Laredo's Chairman and Chief Executive Officer is on the board of directors of H&P.
The following table summarizes the capitalized oil and natural gas properties related to H&P included in the unaudited consolidated statements of cash flows for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Capital expenditures:
Oil and natural gas properties	$—	$177	$—	$2,434
Note 16—Segments
The Company operates in two business segments: (i) exploration and production and (ii) midstream and marketing. The exploration and production segment is engaged in the acquisition, exploration and development of oil and natural gas properties primarily in the Permian Basin in West Texas. The midstream and marketing segment provides Laredo's exploration and production segment and third parties with products and services that need to be delivered by midstream infrastructure, including oil and natural gas gathering services as well as rig fuel, natural gas lift and water delivery and takeaway in and around Laredo's primary production corridors.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents selected financial information, for the periods presented, regarding the Company's operating segments on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis:

(in thousands)	Exploration and production	Midstream and marketing	Eliminations	Consolidated company
Three months ended June 30, 2016:
Oil, NGL and natural gas sales	$102,526	$—	$—	$102,526
Midstream service revenues	—	11,138	(9,506)	1,632
Sales of purchased oil	—	42,615	—	42,615
Total revenues	102,526	53,753	(9,506)	146,773
Lease operating expenses, including production tax	29,793	—	(2,586)	27,207
Midstream service expenses	—	6,572	(5,394)	1,178
Costs of purchased oil	—	44,012	—	44,012
General and administrative(1)	18,818	1,684	—	20,502
Depletion, depreciation and amortization(2)	31,969	2,208	—	34,177
Impairment expense	963	—	—	963
Other operating costs and expenses(3)	806	54	—	860
Operating income (loss)	$20,177	$(777)	$(1,526)	$17,874
Other financial information:
Income from equity method investee	$—	$3,696	$—	$3,696
Interest expense(4)	$(22,050)	$(1,462)	$—	$(23,512)
Capital expenditures	$(92,089)	$(1,488)	$—	$(93,577)
Gross property and equipment(6)	$5,484,416	$366,858	$(4,604)	$5,846,670
Three months ended June 30, 2015:
Oil, NGL and natural gas sales	$125,679	$221	$(346)	$125,554
Midstream service revenues	—	4,362	(2,636)	1,726
Sales of purchased oil	—	55,051	—	55,051
Total revenues	125,679	59,634	(2,982)	182,331
Lease operating expenses, including production tax	41,423	—	(2,717)	38,706
Midstream service expenses, including minimum volume commitments	4,399	998	(221)	5,176
Costs of purchased oil	—	54,417	—	54,417
General and administrative(1)	21,347	1,861	—	23,208
Depletion, depreciation and amortization(2)	69,987	2,125	—	72,112
Impairment expense	489,599	—	—	489,599
Other operating costs and expenses(3)	548	45	—	593
Operating income (loss)	$(501,624)	$188	$(44)	$(501,480)
Other financial information:
Income from equity method investee	$—	$2,914	$—	$2,914
Interest expense(4)	$(22,845)	$(1,125)	$—	$(23,970)
Loss on early redemption of debt(5)	$(30,056)	$(1,481)	$—	$(31,537)
Capital expenditures	$(133,259)	$(13,841)	$—	$(147,100)
Gross property and equipment(6)	$5,170,912	$257,073	$(365)	$5,427,620
_______________________________________________________________________________

(1)
General and administrative expense was allocated based on the number of employees in the respective segment as of June 30, 2016 and 2015. Certain components of general and administrative expense, primarily payroll, deferred compensation and vehicle expenses, were not allocated but were actual expenses for each segment. Land and geology expenses were not allocated to the midstream and marketing segment.

(2)
Depletion, depreciation and amortization were actual expenses for each segment with the exception of the allocation of depreciation of other fixed assets, which is based on the number of employees in the respective segment as of June 30, 2016 and 2015.

(3)	Other operating costs and expenses consist of accretion of asset retirement obligations. These are actual costs and expenses and were not allocated.

(4)
Interest expense was allocated to the exploration and production segment based on gross property and equipment as of June 30, 2016 and 2015 and allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of June 30, 2016 and 2015.

(5)
Loss on early redemption of debt was allocated to the exploration and production segment based on gross property and equipment as of June 30, 2015 and allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of June 30, 2015.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(6)
Gross property and equipment for the midstream and marketing segment includes investment in equity method investee totaling $213.6 million and $103.2 million as of June 30, 2016 and 2015, respectively. Other fixed assets were allocated based on the number of employees in the respective segment as of June 30, 2016 and 2015.

(in thousands)	Exploration and production	Midstream and marketing	Eliminations	Consolidated company
Six months ended June 30, 2016:
Oil, NGL and natural gas sales	$175,668	$—	$—	$175,668
Midstream service revenues	—	22,405	(18,972)	3,433
Sales of purchased oil	—	74,229	—	74,229
Total revenues	175,668	96,634	(18,972)	253,330
Lease operating expenses, including production tax	59,157	—	(4,997)	54,160
Midstream service expenses	—	13,081	(11,294)	1,787
Costs of purchased oil	—	76,958	—	76,958
General and administrative(1)	36,497	3,456	—	39,953
Depletion, depreciation and amortization(2)	71,261	4,394	—	75,655
Impairment expense	162,027	—	—	162,027
Other operating costs and expenses(3)	1,598	106	—	1,704
Operating loss	$(154,872)	$(1,361)	$(2,681)	$(158,914)
Other financial information:
Income from equity method investee	$—	$5,994	$—	$5,994
Interest expense(4)	$(44,353)	$(2,864)	$—	$(47,217)
Capital expenditures	$(197,874)	$(3,425)	$—	$(201,299)
Gross property and equipment(6)	$5,484,416	$366,858	$(4,604)	$5,846,670
Six months ended June 30, 2015:
Oil, NGL and natural gas sales	$243,890	$333	$(551)	$243,672
Midstream service revenues	—	8,045	(5,010)	3,035
Sales of purchased oil	—	86,318	—	86,318
Total revenues	243,890	94,696	(5,561)	333,025
Lease operating expenses, including production tax	85,268	—	(5,096)	80,172
Midstream service expenses, including minimum volume commitments	4,399	4,340	(333)	8,406
Costs of purchased oil	—	85,617	—	85,617
General and administrative(1)	41,125	3,938	—	45,063
Depletion, depreciation and amortization(2)	140,244	3,810	—	144,054
Impairment expense	490,366	111	—	490,477
Other operating costs and expenses(3)	6,972	242	—	7,214
Operating loss	$(524,484)	$(3,362)	$(132)	$(527,978)
Other financial information:
Income from equity method investee	$—	$2,481	$—	$2,481
Interest expense(4)	$(53,932)	$(2,452)	$—	$(56,384)
Loss on early redemption of debt(5)	$(30,056)	$(1,481)	$—	$(31,537)
Capital expenditures	$(380,872)	$(34,314)	$—	$(415,186)
Gross property and equipment(6)	$5,170,912	$257,073	$(365)	$5,427,620
_______________________________________________________________________________

(1)
General and administrative expense was allocated based on the number of employees in the respective segment as of June 30, 2016 and 2015. Certain components of general and administrative expense, primarily payroll, deferred compensation and vehicle expenses, were not allocated but were actual expenses for each segment. Land and geology expenses were not allocated to the midstream and marketing segment.

(2)
Depletion, depreciation and amortization were actual expenses for each segment with the exception of the allocation of depreciation of other fixed assets, which is based on the number of employees in the respective segment as of June 30, 2016 and 2015.

(3)
Other operating costs and expenses consist of accretion of asset retirement obligations for the six months ended June 30, 2016 and 2015 and restructuring expense for the six months ended June 30, 2015. These are actual costs and expenses and were not allocated.

(4)
Interest expense was allocated to the exploration and production segment based on gross property and equipment as of June 30, 2016 and 2015 and allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of June 30, 2016 and 2015.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(5)
Loss on early redemption of debt was allocated to the exploration and production segment based on gross property and equipment as of June 30, 2015 and allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of June 30, 2015.

(6)
Gross property and equipment for the midstream and marketing segment includes investment in equity method investee totaling $213.6 million and $103.2 million as of June 30, 2016 and 2015, respectively. Other fixed assets were allocated based on the number of employees in the respective segment as of June 30, 2016 and 2015.

Note 17—Subsidiary guarantors
The Guarantors have fully and unconditionally guaranteed the January 2022 Notes, the May 2022 Notes, the March 2023 Notes and the Senior Secured Credit Facility (and had guaranteed the January 2019 Notes until the Redemption Date), subject to the Releases. In accordance with practices accepted by the SEC, Laredo has prepared condensed consolidating financial statements to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following unaudited condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015, unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2016 and 2015 and unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2016 and 2015 present financial information for Laredo on a stand-alone basis (carrying any investment in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a condensed consolidated basis. Deferred income taxes for LMS and for GCM are recorded on Laredo's statements of financial position, statements of operations and statements of cash flows as they are disregarded entities for income tax purposes. Laredo and the Guarantors are not restricted from making intercompany distributions to each other. During the six months ended June 30, 2016, certain assets were transferred from LMS to Laredo at historical cost. See Note 5.d for a discussion of the early redemption of the January 2019 Notes.

Condensed consolidating balance sheet
June 30, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$73,429	$15,114	$—	$88,543
Other current assets	120,982	1,737	—	122,719
Total oil and natural gas properties, net	970,445	9,335	(4,604)	975,176
Total midstream service assets, net	—	128,052	—	128,052
Total other fixed assets, net	40,701	250	—	40,951
Investment in subsidiaries and equity method investee	348,623	213,616	(348,623)	213,616
Total other long-term assets	37,526	3,568	—	41,094
Total assets	$1,591,706	$371,672	$(353,227)	$1,610,151

Accounts payable	$12,934	$1,566	$—	$14,500
Other current liabilities	120,756	18,556	—	139,312
Long-term debt, net	1,392,877	—	—	1,392,877
Other long-term liabilities	51,373	2,927	—	54,300
Stockholders' equity	13,766	348,623	(353,227)	9,162
Total liabilities and stockholders' equity	$1,591,706	$371,672	$(353,227)	$1,610,151

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating balance sheet
December 31, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$74,613	$13,086	$—	$87,699
Other current assets	244,477	56	—	244,533
Total oil and natural gas properties, net	1,017,565	9,350	(1,923)	1,024,992
Total midstream service assets, net	—	131,725	—	131,725
Total other fixed assets, net	43,210	328	—	43,538
Investment in subsidiaries and equity method investee	301,891	192,524	(301,891)	192,524
Total other long-term assets	84,360	3,916	—	88,276
Total assets	$1,766,116	$350,985	$(303,814)	$1,813,287

Accounts payable	$12,203	$1,978	$—	$14,181
Other current liabilities	158,283	44,351	—	202,634
Long-term debt, net	1,416,226	—	—	1,416,226
Other long-term liabilities	46,034	2,765	—	48,799
Stockholders' equity	133,370	301,891	(303,814)	131,447
Total liabilities and stockholders' equity	$1,766,116	$350,985	$(303,814)	$1,813,287

Condensed consolidating statement of operations
For the three months ended June 30, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$102,511	$53,768	$(9,506)	$146,773
Total costs and expenses	84,137	52,742	(7,980)	128,899
Operating income	18,374	1,026	(1,526)	17,874
Interest expense and other, net	(23,501)	—	—	(23,501)
Other non-operating income (expense)	(64,779)	3,692	(4,718)	(65,805)
Income (loss) before income tax	(69,906)	4,718	(6,244)	(71,432)
Income tax	—	—	—	—
Net income (loss)	$(69,906)	$4,718	$(6,244)	$(71,432)

Condensed consolidating statement of operations
For the six months ended June 30, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$175,633	$96,669	$(18,972)	$253,330
Total costs and expenses	334,201	94,334	(16,291)	412,244
Operating income (loss)	(158,568)	2,335	(2,681)	(158,914)
Interest expense and other, net	(47,107)	—	—	(47,107)
Other non-operating income (expense)	(43,447)	5,983	(8,318)	(45,782)
Income (loss) before income tax	(249,122)	8,318	(10,999)	(251,803)
Income tax	—	—	—	—
Net income (loss)	$(249,122)	$8,318	$(10,999)	$(251,803)

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of operations
For the three months ended June 30, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$125,687	$59,626	$(2,982)	$182,331
Total costs and expenses	629,359	57,390	(2,938)	683,811
Operating income (loss)	(503,672)	2,236	(44)	(501,480)
Interest expense and other, net	(23,797)	—	—	(23,797)
Other non-operating income (expense)	(91,367)	2,914	(5,150)	(93,603)
Income (loss) before income tax	(618,836)	5,150	(5,194)	(618,880)
Deferred income tax benefit	221,846	—	—	221,846
Net income (loss)	$(396,990)	$5,150	$(5,194)	$(397,034)
Condensed consolidating statement of operations
For the six months ended June 30, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$243,833	$94,753	$(5,561)	$333,025
Total costs and expenses	772,667	93,765	(5,429)	861,003
Operating income (loss)	(528,834)	988	(132)	(527,978)
Interest expense and other, net	(56,088)	—	—	(56,088)
Other non-operating income (expense)	(30,655)	2,481	(3,469)	(31,643)
Income (loss) before income tax	(615,577)	3,469	(3,601)	(615,709)
Deferred income tax benefit	218,203	—	—	218,203
Net income (loss)	$(397,374)	$3,469	$(3,601)	$(397,506)
Condensed consolidating statement of cash flows
For the six months ended June 30, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash flows provided by operating activities	$139,610	$7,339	$(8,318)	$138,631
Change in investment between affiliates	(47,069)	38,751	8,318	—
Capital expenditures and other	(197,540)	(46,090)	—	(243,630)
Net cash flows provided by financing activities	93,154	—	—	93,154
Net decrease in cash and cash equivalents	(11,845)	—	—	(11,845)
Cash and cash equivalents at beginning of period	31,153	1	—	31,154
Cash and cash equivalents at end of period	$19,308	$1	$—	$19,309

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of cash flows
For the six months ended June 30, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash flows provided by (used in) operating activities	$136,092	$(18,318)	$(3,469)	$114,305
Change in investment between affiliates	(70,472)	67,003	3,469	—
Capital expenditures and other	(380,961)	(48,685)	—	(429,646)
Net cash flows provided by financing activities	343,613	—	—	343,613
Net increase in cash and cash equivalents	28,272	—	—	28,272
Cash and cash equivalents at beginning of period	29,320	1	—	29,321
Cash and cash equivalents at end of period	$57,592	$1	$—	$57,593
Note 18—Recent accounting pronouncements
In March, April and May 2016, the Financial Accounting Standards Board ("FASB"), issued new guidance in Topic 606, Revenue from Contracts with Customers, to address the following potential implementation issues of the new revenue standard: (a) to clarify the implementation guidance on principal versus agent considerations, (b) to clarify the identification of performance obligations and the licensing implementation guidance and (c) to address certain issues in the guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements for the amendments in these updates are the same as the effective date and transition requirements for the guidance issued in May 2014 and August 2015 to Topic 606. These updates are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption of this standard.
In March 2016, the FASB issued new guidance in Topic 323, Investments—Equity Method and Joint Ventures, to eliminate the requirement to retroactively adopt the equity method of accounting when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The amendments in this update should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early application of the amendments in this update is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption of this standard.
In March 2016, the FASB issued new guidance in Topic 718, Compensation—Stock Compensation, which seeks to simplify the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the applicable amendments in the same period. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements upon adoption of this standard.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 19—Subsequent events
a.   Senior Secured Credit Facility
On July 12, 2016, the Company borrowed $94.7 million on the Senior Secured Credit Facility, after which the outstanding balance under the Senior Secured Credit Facility was $205.0 million. On July 19, 2016, the Company completed the July 2016 Equity Offering (as defined below) and applied the net proceeds to the outstanding balance under the Senior Secured Credit Facility, reducing the balance to $70.0 million.
b.  Medallion contribution
Subsequent to June 30, 2016, the Company approved, and on July 29, 2016 contributed, $16.0 million to fund continued expansion activities on existing portions of Medallion's pipeline infrastructure in order to gather additional third-party production. See Note 14 for additional discussion regarding Medallion and see Note 15.a for discussion of items included in the Company's unaudited consolidated financial statements related to Medallion.
c.    New derivative contracts
Subsequent to June 30, 2016, the Company entered into the following new derivative contracts:

	Aggregate volumes	Price	Contract period
Oil (volumes in Bbl):(1)
Swap	1,003,750	$51.90	January 2017 - December 2017
Swap	1,003,750	$51.17	January 2017 - December 2017
NGL (volumes in Bbl):
Swap(2)	444,000	$11.24	January 2017 - December 2017
Swap(3)	375,000	$22.26	January 2017 - December 2017
_____________________________________________________________

(1)	The associated derivatives will be settled based on the WTI NYMEX index oil price.

(2)	The associated derivative will be settled based on the Mont Belvieu Purity Ethane-OPIS price.

(3)	The associated derivative will be settled based on the Mont Belvieu Propane (TET)-OPIS price.
d.   Acquisition of proved and unproved oil and natural gas properties
Subsequent to June 30, 2016, the Company entered into an agreement to acquire approximately 9,200 net acres of additional leasehold interests in western Glasscock and Reagan counties within the Company's core development area (which includes production of approximately 300 net BOE/D from existing vertical wells) for an aggregate purchase price of $125.0 million. On July 13 and July 18, 2016, the Company closed portions of this acquisition for approximately $92.7 million and $1.65 million, respectively. The closings on the remaining interests, which are subject to certain preferential purchase rights and consents, are expected to occur as such rights and consents are satisfied or obtained during the third and fourth quarters of 2016.
e.   July equity offering
On July 19, 2016, the Company completed the sale of 13,000,000 shares of Laredo's common stock (the "July 2016 Equity Offering") for net proceeds of approximately $136.3 million, after underwriting discounts, commissions and offering expenses. The Company used the net proceeds from the July 2016 Equity Offering to repay borrowings under its Senior Secured Credit Facility as discussed above in Note 19.a. The Company granted the underwriters a 30-day option to purchase up to an additional 1,950,000 shares of Laredo's common stock on the same terms. On August 4, 2016, the underwriters provided notice of the full exercise of the option. The sale of the additional 1,950,000 shares of Laredo’s common stock pursuant to the option is expected to close on August 9, 2016 and will result in net proceeds to the Company of approximately $20.5 million, after underwriting discounts, commissions and offering expenses.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 20—Supplementary information
Costs incurred in oil, NGL and natural gas property acquisition, exploration and development activities
Costs incurred in the acquisition, exploration and development of oil, NGL and natural gas assets are presented below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Property acquisition costs:				—
Evaluated	$—	$—	$—	$—
Unevaluated	—	—	—	—
Exploration	19,769	3,841	27,032	8,354
Development costs(1)	70,806	110,518	152,692	317,190
Total costs incurred	$90,575	$114,359	$179,724	$325,544
____________________________________________________________________________

(1)
The costs incurred for oil, NGL and natural gas development activities include $0.1 million and $0.5 million in asset retirement obligations for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively.

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
Our financial and operating performance for the three months ended June 30, 2016 included the following:

•	Oil, NGL and natural gas sales of $102.5 million, compared to $125.6 million for the three months ended June 30, 2015;

•	Average daily sales volumes of 47,667 BOE/D, compared to 46,532 BOE/D for the three months ended June 30, 2015;

•	Net loss of $71.4 million, compared to net loss of $397.0 million, including a non-cash full cost ceiling impairment of $488.0 million, for the three months ended June 30, 2015; and

•	Adjusted EBITDA (a non-GAAP financial measure) of $107.8 million, compared to $117.9 million for the three months ended June 30, 2015. See page 55 for a reconciliation of adjusted EBITDA.
Our financial and operating performance for the six months ended June 30, 2016 included the following:

•	Oil, NGL and natural gas sales of $175.7 million, compared to $243.7 million for the six months ended June 30, 2015;

•	Average daily sales volumes of 46,935 BOE/D, compared to 47,007 BOE/D for the six months ended June 30, 2015;

•
Net loss of $251.8 million, including a non-cash full cost ceiling impairment of $161.1 million, compared to net loss of $397.5 million, including a non-cash full cost ceiling impairment of $488.0 million, for the six months ended June 30, 2015; and

•	Adjusted EBITDA (a non-GAAP financial measure) of $203.8 million, compared to $236.5 million for the six months ended June 30, 2015. See page 55 for a reconciliation of adjusted EBITDA.
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
Our reserves as of June 30, 2016 and December 31, 2015 are reported in three streams: oil, NGL and natural gas. Net book value of evaluated oil and natural gas properties did not exceed the full cost ceiling amount as of June 30, 2016. As such, we did not record a second-quarter non-cash full cost ceiling impairment. See Note 2.f to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for prices used to value our reserves and additional discussion of our full cost impairments in prior periods.

We have entered into a number of derivatives, which have enabled us to offset a portion of the changes in our cash flow caused by price fluctuations on our sales of oil, NGL and natural gas as discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Potential future low commodity price impact on our full cost impairment
Oil, NGL and natural gas prices have remained low in the third quarter of 2016. If prices remain at or below the current low levels, subject to numerous factors and inherent limitations, and if all other factors remain constant, we will incur an additional non-cash full cost impairment in the third quarter of 2016, which will have an adverse effect on our results of operations.
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
We have set forth below a calculation of a potential future full cost impairment. Such implied impairment should not be interpreted to be indicative of our development plan or of our actual future results. Each of the uncertainties noted above has been evaluated for material known trends to be potentially included in the estimation of possible third-quarter effects. Based on such review, we determined that the impact of decreased commodity prices is the only significant known variable necessary in the following scenario.
Our hypothetical third-quarter 2016 full cost ceiling calculation has been prepared by substituting (a) $36.24 per barrel for oil, (b) $10.97 per barrel for NGL and (c) $1.64 per MMBtu for natural gas (the "Pro Forma Prices") for the respective Realized Prices as of June 30, 2016. All other inputs and assumptions have been held constant. The Pro Forma Prices use a slightly modified Realized Price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for oil, NGL and natural gas on the first day of the month for the 11 months ended August 1, 2016, with the price for August 1, 2016 held constant for the remaining twelfth month of the calculation. Based on these inputs, the implied third-quarter impairment would be $38 million. We believe that substituting the Pro Forma Prices in our June 30, 2016 internal reserve estimates may help provide users with an understanding of the impact of known trends on our September 30, 2016 full cost ceiling test and in preparing our year-end reserve estimates.
Recent developments
Acquisition of proved and unproved oil and natural gas properties
Subsequent to June 30, 2016, we entered into an agreement to acquire approximately 9,200 net acres of additional leasehold interests in western Glasscock and Reagan counties within our core development area (which includes production of approximately 300 net barrels of oil equivalent per day from existing vertical wells) for an aggregate purchase price of $125.0 million. As of July 13 and July18, 2016, we have closed portions of this acquisition for $92.7 million and $1.65 million, respectively. The closings on the remaining interests, which are subject to certain preferential purchase rights and consents, are expected to occur as such rights and consents are satisfied or obtained during the third and fourth quarter of 2016.
July 2016 equity offering
On July 19, 2016, we completed the sale of 13,000,000 shares of Laredo's common stock for net proceeds of $136.3 million, after underwriting discounts, commissions and offering expenses, which were used to repay borrowings under our Senior Secured Credit Facility. We granted the underwriters a 30-day option to purchase up to an additional 1,950,000 shares of Laredo's common stock on the same terms. On August 4, 2016, the underwriters provided notice of the full exercise of the option. The sale of the additional 1,950,000 shares of Laredo’s common stock pursuant to the option is expected to close on August 9, 2016 and will result in net proceeds of $20.5 million, after underwriting discounts, commissions and offering expenses.

Core areas of operations
The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. As of June 30, 2016, we had assembled 128,504 net acres in the Permian Basin.
Sources of our revenue
Our revenues are primarily derived from the sale of produced oil, NGL and natural gas within the continental United States and the sale of purchased oil, and our revenues do not include the effects of derivatives. For the three months ended June 30, 2016, our revenues were comprised of sales of 54% produced oil, 10% produced NGL, 6% produced natural gas, 29% purchased oil and 1% midstream services. For the six months ended June 30, 2016, our revenues were comprised of sales of 53% produced oil, 9% produced NGL, 7% produced natural gas, 29% purchased oil and 2% midstream services. Our oil, NGL and natural gas revenues may vary significantly from period to period as a result of changes in volumes of production and/or changes in commodity prices. Our sales of purchased oil revenue may vary due to changes in oil prices and market differentials. Our midstream service revenues may vary due to oil throughput fees and the level of services provided to third parties for (i) gathered natural gas, (ii) gas lift fees and (iii) water services.

Results of operations consolidated
Three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015
Oil, NGL and natural gas sales volumes, revenues and pricing
The following table sets forth information regarding oil, NGL and natural gas sales volumes, revenues and average sales prices per BOE sold, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Sales volumes:
Oil (MBbl)	2,012	1,938	4,018	4,110
NGL (MBbl)	1,153	1,095	2,219	2,084
Natural gas (MMcf)	7,038	7,205	13,834	13,885
Oil equivalents (MBOE)(1)(2)	4,338	4,234	8,542	8,508
Average daily sales volumes (BOE/D)(2)	47,667	46,532	46,935	47,007
% Oil	46%	46%	47%	48%
Oil, NGL and natural gas revenues (in thousands):
Oil	$79,201	$98,394	$134,395	$189,009
NGL	14,120	14,081	23,172	27,268
Natural gas	9,205	13,079	18,101	27,395
Total revenues	$102,526	$125,554	$175,668	$243,672
Average sales prices:
Oil, realized ($/Bbl)(3)	$39.37	$50.77	$33.45	$45.99
NGL, realized ($/Bbl)(3)	$12.24	$12.85	$10.44	$13.08
Natural gas, realized ($/Mcf)(3)	$1.31	$1.82	$1.31	$1.97
Average price, realized ($/BOE)(3)	$23.64	$29.65	$20.56	$28.64
Oil, hedged ($/Bbl)(4)	$58.86	$72.39	$57.85	$70.87
NGL, hedged ($/Bbl)(4)	$12.24	$12.85	$10.44	$13.08
Natural gas, hedged ($/Mcf)(4)	$2.13	$2.29	$2.10	$2.32
Average price, hedged ($/BOE)(4)	$34.00	$40.36	$33.33	$41.22
________________________________________________________________________

(1)	BOE is calculated using a conversion rate of six Mcf per one Bbl.

(2)	The volumes presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

(3)
Realized oil, NGL and natural gas prices are the actual prices realized at the wellhead adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. The prices presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

(4)
Hedged prices reflect the after-effect of our hedging transactions on our average sales prices. Our calculation of such after-effects includes current period settlements of matured derivatives in accordance with GAAP and an adjustment to reflect premiums incurred previously or upon settlement that are attributable to instruments that settled in the period. The prices presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

The following table presents cash settlements received for matured derivatives and premiums incurred previously or upon settlement attributable to instruments that settled during the periods utilized in our calculation of the hedged prices presented above:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Cash settlements received for matured derivatives:
Oil	$41,616	$42,972	$102,308	$104,558
Natural gas	5,766	3,624	11,011	5,179
Total	$47,382	$46,596	$113,319	$109,737
Premiums paid attributable to contracts that matured during the respective period:
Oil	$(2,413)	$(1,073)	$(4,263)	$(2,318)
Natural gas	—	(176)	—	(352)
Total	$(2,413)	$(1,249)	$(4,263)	$(2,670)

Changes in prices and volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended June 30, 2016 and 2015:

(in thousands)	Oil	NGL	Natural gas	Total net dollar effect of change
2015 Revenues	$98,394	$14,081	$13,079	$125,554
Effect of changes in price	(22,921)	(704)	(3,570)	(27,195)
Effect of changes in volumes	3,728	743	(304)	4,167
2016 Revenues	$79,201	$14,120	$9,205	$102,526
Changes in prices and volumes caused the following changes to our oil, NGL and natural gas revenues between the six months ended June 30, 2016 and 2015:

(in thousands)	Oil	NGL	Natural gas	Total net dollar effect of change
2015 Revenues	$189,009	$27,268	$27,395	$243,672
Effect of changes in price	(50,378)	(5,855)	(9,193)	(65,426)
Effect of changes in volumes	(4,236)	1,759	(101)	(2,578)
2016 Revenues	$134,395	$23,172	$18,101	$175,668
Oil revenue. Our oil revenue is a function of oil production volumes sold and average sales prices received for those volumes. The decrease in oil revenue of $19.2 million, or 20%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, is mainly due to a 22% decrease in average oil prices realized, partially offset by a 4% increase in oil production.
The decrease in oil revenue of $54.6 million, or 29%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, is mainly due to a 27% decrease in average oil prices realized and a 2% decrease in oil production.
See "—Results of operations - midstream and marketing" for a discussion of our revenue from sales of purchased oil.
NGL and natural gas revenues. Our NGL and natural gas revenues are a function of NGL and natural gas production volumes sold and average sales prices received for those volumes. NGL revenue of $14.1 million remained mostly unchanged for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease in natural gas revenue of $3.9 million, or 30%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, is mainly due to a 28% decrease in average natural gas prices realized.
The decrease in NGL revenue of $4.1 million, or 15%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, is mainly due to a 20% decrease in average NGL prices realized, partially offset by a 6% increase in NGL production. The decrease in natural gas revenue of $9.3 million, or 34%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, is mainly due to a 34% decrease in average natural gas prices realized.

Costs and expenses
The following table sets forth information regarding costs and expenses and average costs per BOE sold for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands except for per BOE sold data)	2016	2015	2016	2015
Costs and expenses:
Lease operating expenses	$19,225	$29,206	$39,743	$61,586
Production and ad valorem taxes	7,982	9,500	14,417	18,586
Midstream service expenses	1,178	1,597	1,787	3,171
Minimum volume commitments	—	3,579	—	5,235
Costs of purchased oil	44,012	54,417	76,958	85,617
General and administrative(1)	20,502	23,208	39,953	45,063
Restructuring expenses	—	—	—	6,042
Accretion of asset retirement obligations	860	593	1,704	1,172
Depletion, depreciation and amortization	34,177	72,112	75,655	144,054
Impairment expense	963	489,599	162,027	490,477
Total	$128,899	$683,811	$412,244	$861,003
Average costs per BOE sold:
Lease operating expenses	$4.43	$6.90	$4.65	$7.24
Production and ad valorem taxes	1.84	2.24	1.69	2.18
Midstream service expenses	0.27	0.38	0.21	0.37
General and administrative(1)	4.73	5.48	4.68	5.30
Depletion, depreciation and amortization	7.88	17.03	8.86	16.93
Total	$19.15	$32.03	$20.09	$32.02
________________________________________________________________________

(1)
General and administrative includes non-cash stock-based compensation, net of amounts capitalized, of $6.1 million and $6.3 million for the three months ended June 30, 2016 and 2015, respectively, and $9.9 million and $11.1 million for the six months ended June 30, 2016 and 2015, respectively.

Lease operating expenses. Lease operating expenses, which include workover expenses, decreased by $10.0 million, or 34%, and $21.8 million, or 35%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. Previous investments in field infrastructure, primarily in our four production corridors, including water takeaway and recycling facilities and centralized compression, have lowered expenses and reduced well downtime. We continue to focus on the usage and procurement of products and services related to direct operating expenses.
Production and ad valorem taxes. Production and ad valorem taxes decreased by $1.5 million, or 16%, and $4.2 million, or 22%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. This change is mainly due to a decrease in production taxes of $1.1 million and $3.3 million for the three and six months ended June 30, 2016 compared to the same periods in 2015 as a result of the corresponding decrease in oil, NGL and natural gas revenues. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas revenue.
Midstream service expenses. See "—Results of operations - midstream and marketing" for a discussion of these expenses.
Minimum volume commitments. See "—Results of operations - midstream and marketing" for a discussion of these expenses.
Costs of purchased oil. See "—Results of operations - midstream and marketing" for a discussion of these expenses.

General and administrative ("G&A"). The table below shows the changes in the significant components of G&A expense for the periods presented:

(in thousands)	Three months ended June 30, 2016 compared to 2015	Six months ended June 30, 2016 compared to 2015
Changes in G&A:
Performance unit awards	$(678)	$(1,674)
Salaries, benefits and bonuses, net of amounts capitalized	(1,610)	(1,424)
Stock-based compensation, net of amounts capitalized	(195)	(1,145)
Professional fees	(714)	(1,104)
Other	491	237
Total changes in G&A	$(2,706)	$(5,110)
G&A expense, excluding stock-based compensation, decreased by $2.5 million, or 15%, and $4.0 million, or 12%, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. One of the main contributors to these decreases was the expense incurred for our 2013 Performance Unit Awards of $1.0 million and $1.7 million during the three and six months ended June 30, 2015, respectively. There was no comparable expense during the three and six months ended June 30, 2016. The performance criteria of these awards were satisfied on December 31, 2015, were paid during the first quarter of 2016 and were accounted for as liability awards.
Other significant contributors to the decreases in G&A expense, excluding stock-based compensation, are (i) reduced personnel expenses and (ii) a decrease in professional fees primarily due to a decrease in nonrecurring projects.
Stock-based compensation, net of amounts capitalized, decreased by $0.2 million, or 3%, and $1.1 million, or 10%, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. As a result of stockholder approval of the Amendment to the LTIP at our 2016 Annual Meeting of Stockholders, on May 25, 2016, the restricted stock awards, restricted stock options and performance awards that were contingent as of March 31, 2016 became granted on May 25, 2016, at which time we began recording expense. For further discussion of our stock-based compensation, see Note 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
Restructuring expenses. Restructuring expenses were for the first-quarter 2015 RIF that was undertaken to reduce expenses and better position ourselves for future operations in a low commodity price environment. Restructuring expenses of $6.0 million were incurred during the six months ended June 30, 2015. No comparable expenses were recorded during the six months ended June 30, 2016. See Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the RIF.

Depletion, depreciation and amortization ("DD&A"). The following table provides components of our DD&A expense for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands except for per BOE sold data)	2016	2015	2016	2015
Depletion of evaluated oil and natural gas properties	$30,630	$68,545	$68,457	$137,273
Depreciation of midstream service assets	2,097	1,933	4,168	3,580
Depreciation and amortization of other fixed assets	1,450	1,634	3,030	3,201
Total DD&A	$34,177	$72,112	$75,655	$144,054
DD&A per BOE sold	$7.88	$17.03	$8.86	$16.93
DD&A decreased by $37.9 million, or 53%, and $68.4 million, or 47%, respectively, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, mainly due to our full cost ceiling impairments totaling $2.4 billion during the year ended December 31, 2015 and $161.1 million during the three months ended March 31, 2016.
Impairment expense. Our net book value of evaluated oil and natural gas properties exceeded the full cost ceiling amount as of March 31, 2016 and as of June 30, 2015, and as a result, non-cash full cost ceiling impairments of $161.1 million and $488.0 million, respectively, were recorded. For further discussion of our non-cash full cost ceiling impairments, see Note 2.f to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Other less material components of impairment expense for the six months ended June 30, 2016 are $1.0 million for materials and supplies as compared to $2.3 million for materials and supplies and $0.1 million for our line-fill for the six months ended June 30, 2015.
Non-operating income and expense. The following table sets forth the components of non-operating income and expense for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Non-operating income (expense):
Loss on derivatives, net	$(68,518)	$(63,899)	$(50,633)	$(744)
Income from equity method investee	3,696	2,914	5,994	2,481
Interest expense	(23,512)	(23,970)	(47,217)	(56,384)
Interest and other income	11	173	110	296
Loss on early redemption of debt	—	(31,537)	—	(31,537)
Write-off of debt issuance costs	(842)	—	(842)	—
Loss on disposal of assets, net	(141)	(1,081)	(301)	(1,843)
Non-operating expense, net	$(89,306)	$(117,400)	$(92,889)	$(87,731)
Loss on derivatives, net. The table below shows the changes in the components of loss on derivatives, net for the periods presented:

(in thousands)	Three months ended June 30, 2016 compared to 2015	Six months ended June 30, 2016 compared to 2015
Changes in loss on derivatives, net:
Fair value of derivatives outstanding	$(5,405)	$(133,471)
Early terminations of derivatives received	—	80,000
Cash settlements received for matured derivatives	786	3,582
Total changes in loss on derivatives, net	$(4,619)	$(49,889)
The change in fair value of derivatives outstanding for the three and six months ended June 30, 2016 compared to the same periods in 2015 is the result of the changing relationship between our outstanding contract prices and the associated forward curves used to calculate the fair value of our derivatives in relation to expected market prices. In general, we experience gains during periods of decreasing market prices and losses during periods of increasing market prices. The change in loss on derivatives, net for the six months ended June 30, 2016 compared to 2015 was partially offset by proceeds received in a hedge restructuring in which we early terminated floors of certain derivative contract collars, resulting in a termination amount due to us of $80.0 million. The $80.0 million was settled in full by applying the proceeds to the premiums on two new derivatives entered into as part of the hedge restructuring. Cash settlements received for matured derivatives are based on the cash settlement prices of our matured derivatives compared to the prices specified in the derivative contracts.
See Notes 2.e, 8 and 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.
Income from equity method investee. Income from equity method investee increased by $0.8 million, or 27%, and $3.5 million, or 142%, for the three and six months ended June 30, 2016 compared to the same periods in 2015. During the six months ended June 30, 2016, Medallion, our equity method investee, continued expansion activities on existing portions of its pipeline infrastructure in order to gather additional third-party oil production. Medallion began recognizing revenue during the first quarter of 2015 due to its main pipeline becoming fully operational. The Medallion pipeline system transported 99,000 barrels of oil per day ("BOPD") and 35,000 BOPD for the three months ended June 30, 2016 and 2015, respectively, and 91,000 BOPD and 25,000 BOPD during the six months ended June 30, 2016 and 2015, respectively.
Interest expense. The table below shows the changes in the significant components of interest expense for the periods presented:

(in thousands)	Three months ended June 30, 2016 compared to 2015	Six months ended June 30, 2016 compared to 2015
Changes in interest expense:
January 2019 Notes	$(867)	$(13,865)
March 2023 Notes	—	4,679
Senior Secured Credit Facility, net of capitalized interest	426	200
Other	(17)	(181)
Total change in interest expense	$(458)	$(9,167)
Interest expense decreased by $0.5 million, or 2%, and $9.2 million, or 16%, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. These decreases are primarily due to the early redemption of the January 2019 Notes on April 6, 2015, which is partially offset by the issuance of the March 2023 Notes. The March 2023 Notes, which began accruing interest on March 18, 2015, have both a lower interest rate and a lower principal amount than the January 2019 Notes.
Loss on disposal of assets, net. Loss on disposal of assets, net decreased by $0.9 million and $1.5 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 as a result of lower losses related to the sales and write-off of materials and supplies and other fixed assets during 2016 as compared to 2015.
Income tax benefit. The fluctuations in loss before income tax benefit are shown in the table below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Loss before income taxes	$(71,432)	$(618,880)	$(251,803)	$(615,709)
Income tax benefit	—	221,846	—	218,203
Net loss	$(71,432)	$(397,034)	$(251,803)	$(397,506)
During the year ended December 31, 2015, we recorded a valuation allowance against our net deferred tax asset due to uncertainties in the timing of the realization of our deferred tax assets. Because of continued uncertainties in the oil and gas markets, we recorded an additional valuation allowance of $83.7 million during the six months ended June 30, 2016. Due to the recording of these valuation allowances, our effective rates for the current year are not comparable to prior years. For the three and six months ended June 30, 2015, our effective tax rate was 36% and 35%, respectively. For further discussion of our valuation allowance, see Note 7 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
During the three and six months ended June 30, 2016 and 2015, certain shares related to restricted stock awards vested at times when our stock price was lower than the fair value of those shares on the grant date. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. During the three and six months ended June 30, 2016, certain stock options were exercised, for which the income tax deduction related to the options' intrinsic value is less than the expense previously recognized for book purposes. There were no stock options exercised during the three and six months ended June 30, 2015. As a result of these differences in book compensation expense and related tax deduction, the tax impact of these shortfalls decreased by $0.2 million and increased by $1.2 million for the three and six months ended June 30, 2016 compared to the same periods in 2015.

We utilize a one-pool approach when accounting for the pool of windfall tax benefits in which employees and non-employees are grouped into a single pool. As of June 30, 2016 and 2015, we did not have any eligible windfall tax benefits to offset future shortfalls as no excess tax benefits had been recognized, and therefore the tax impact of these shortfalls is included in income tax expense for these respective periods. We expect income tax provisions for future reporting periods will be impacted by this stock compensation tax deduction shortfall; however, we cannot predict the stock compensation shortfall impact because of dependency upon the future market price of our stock. See Notes 6.a, 6.b and 7 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information.
Results of operations - midstream and marketing
The following table presents selected financial information regarding our midstream and marketing operating segment for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Natural gas sales	$—	$221	$—	$333
Midstream service revenues	11,138	4,362	22,405	8,045
Sales of purchased oil	42,615	55,051	74,229	86,318
Total revenues	53,753	59,634	96,634	94,696
Midstream service expenses, including minimum volume commitments	6,572	998	13,081	4,340
Costs of purchased oil	44,012	54,417	76,958	85,617
General and administrative(1)	1,684	1,861	3,456	3,938
Depreciation and amortization(2)	2,208	2,125	4,394	3,810
Other operating costs and expenses(3)	54	45	106	353
Operating income (loss)	$(777)	$188	$(1,361)	$(3,362)
Other financial information:
Income from equity method investee	$3,696	$2,914	$5,994	$2,481
Interest expense(4)	$(1,462)	$(1,125)	$(2,864)	$(2,452)
Loss on early redemption of debt(5)	$—	$(1,481)	$—	$(1,481)
_______________________________________________________________________________

(1)
G&A expense was allocated based on the number of employees in the midstream and marketing segment as of June 30, 2016 and 2015. Certain components of G&A expense, primarily payroll, deferred compensation and vehicle expenses, were not allocated but were actual expenses for each segment. Land and geology expenses were not allocated to the midstream and marketing segment.

(2)
Depreciation and amortization were actual expenses for the midstream and marketing segment with the exception of the allocation of depreciation of other fixed assets, which was based on the number of employees in the midstream and marketing segment as of June 30, 2016 and 2015.

(3)
Other operating costs and expenses consist of accretion of asset retirement obligations for the three and six months ended June 30, 2016 and 2015 and restructuring expense and impairment for the six months ended June 30, 2015. These are actual costs and expenses and were not allocated.

(4)
Interest expense was allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of June 30, 2016 and 2015.

(5)
Loss on early redemption of debt was allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of June 30, 2015.

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
Midstream service revenues. Our midstream service revenues from operations increased by $6.8 million and $14.4 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. This increase is mainly due to (i) water service revenue that we began recognizing in the third quarter of 2015 and (ii) an increase in volumes of natural gas provided for natural gas lift mainly in our production corridors over the prior periods.

Sales of purchased oil. Sales of purchased oil decreased by $12.4 million and $12.1 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily due to the decrease in oil prices. We purchase oil from third parties in West Texas, transport it on the Bridgetex Pipeline and sell it to a third party in the Houston market.
Midstream service expenses, including minimum volume commitments. Midstream service expenses, including minimum volume commitments in 2015, increased by $5.6 million and $8.7 million for the three and six months ended June 30, 2016 compared to the same periods in 2015. Midstream service expenses primarily represent costs incurred to operate and maintain our (i) oil and natural gas gathering and transportation systems and related facilities, (ii) centralized oil storage tanks, (iii) natural gas lift, rig fuel and centralized compression infrastructure and (iv) water storage, recycling and transportation facilities. The increases are due to continued expansion of the midstream service component of our business.
Costs of purchased oil. Costs of purchased oil decreased by $10.4 million and $8.7 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily due to the decrease in oil prices. These costs include purchasing oil from third parties and transporting it on the Bridgetex Pipeline.
G&A. Our consolidated G&A expense has decreased for the three and six months ended June 30, 2016 compared to the same periods in 2015. See "—Results of operations consolidated" for a discussion of these costs.
Depreciation and amortization. Depreciation and amortization increased by $0.1 million and $0.6 million for the three and six months ended June 30, 2016 compared to the same periods in 2015 due to the continued expansion of our midstream service infrastructure.
Income from equity method investee. We own 49% of the ownership units of Medallion. As such, we account for this investment under the equity method of accounting with our proportionate share of net income reflected in the unaudited consolidated statements of operations as "Income from equity method investee" and the carrying amount reflected in the unaudited consolidated balance sheets as "Investment in equity method investee." During the year ended December 31, 2015, Medallion began recognizing revenue due to its main pipeline becoming fully operational. See Note 14 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this investment.
Interest expense. Interest expense increased by $0.3 million and $0.4 million for three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Interest is allocated to the midstream and marketing segment based on its gross property and equipment and life-to-date contributions to its equity method investee. We have expanded the midstream and marketing component of our business and built out our service facilities in the past year in addition to increasing our capital contributions to Medallion compared to prior periods, thereby increasing the interest expense that is allocated to this segment. These increases are slightly offset by significant decreases in our consolidated interest expense. See "—Results of operations consolidated" for a discussion of these decreases.
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
We continually seek to maintain a financial profile that provides operational flexibility. However, as evidenced by the decline in our Realized Prices used in our reserves compared to the prior year, the decrease in oil, NGL and natural gas prices may have a negative impact on our ability to raise additional capital and/or maintain our desired levels of liquidity. As of August 2, 2016, we had $745.0 million available for borrowings under our Senior Secured Credit Facility. We believe that our operating cash flow and the aforementioned liquidity sources provide us with the financial resources to implement our planned exploration and development activities. We use derivatives to reduce exposure to fluctuations in the prices of oil, NGL and natural gas. As of August 3, 2016, approximately 95% of our anticipated oil production for the last six months of 2016 is hedged at a weighted-average floor price of $67.13 per Bbl and approximately 65% of our anticipated natural gas production for the last six months of 2016 is hedged at a weighted-average floor price of $3.00 per MMBtu.
The following table summarizes our hedge positions that were in place as of August 3, 2016 for the calender years presented:

	Remaining year 2016	Year 2017	Year 2018
Oil positions:(1)(2)
Total volume hedged with floor price (Bbl)	3,722,700	5,684,875	2,144,375
Weighted-average floor price ($/Bbl)	$67.13	$57.01	$55.98
NGL positions:(1)(3)
Total volume hedged with floor price (Bbl)	—	819,000	—
Weighted-average floor price ($/Bbl)	$—	$16.28	$—
Natural gas positions:(4)
Total volume hedged with floor price (MMBtu)	9,384,000	18,771,000	12,855,500
Weighted-average floor price ($/MMBtu)	$3.00	$2.65	$2.50
_______________________________________________________________________________

(1)	Includes derivatives entered into subsequent to June 30, 2016.

(2)	Oil derivatives are settled based on the WTI NYMEX index oil prices.

(3)	NGL derivatives are settled based on the Mont Belvieu-OPIS prices.

(4)	Natural gas derivatives are settled based on the Inside FERC index prices for West Texas Waha.
The following table presents a projection of estimated cash received in future periods from oil, NGL and natural gas derivative contracts in place as of June 30, 2016 adjusted for any new hedge transactions entered into between July 1, 2016 and August 3, 2016, utilizing the total volumes hedged with a floor price and the weighted-average floor price for the periods presented:

(in thousands)	Remaining year 2016	Year 2017	Year 2018
Projected oil, NGL and natural gas hedge cash proceeds(1)	$88,005	$77,513	$23,977
_______________________________________________________________________________

(1)
For this illustration we utilized the July 26, 2016 (i) WTI index oil spot price of $42.92 per Bbl, (ii) Mont Belvieu Purity Ethane-OPIS spot price of $7.77 (converted to $/Bbl), (iii) Mont Belvieu Propane (TET)-OPIS spot price of $19.24 (converted to $/Bbl) and (iv) Waha natural gas spot price of $2.65 per MMBtu. Prices used were held constant for all periods presented. Additionally, we reduced our projected oil and natural gas hedge cash proceeds by the actual cash payments required for deferred premiums for the calendar years presented.

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
On March 5, 2015, we completed the sale of 69,000,000 shares of Laredo's common stock for net proceeds of $754.2 million, after underwriting discounts, commissions and offering expenses. Entities affiliated with Warburg Pincus purchased 29,800,000 shares in the March 2015 Equity Offering, following which Warburg Pincus owned 41.0% of our common stock.
On March 18, 2015, we completed an offering of $350.0 million in aggregate principal amount of 6 1/4% senior unsecured notes due 2023, which will mature on March 15, 2023 and bear an interest rate of 6 1/4% per annum payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2015.
On May 16, 2016, we completed the sale of 10,925,000 shares of Laredo's common stock for net proceeds of $119.3 million, after underwriting discounts, commissions and offering expenses.

As of June 30, 2016, we had $110.3 million outstanding under our Senior Secured Credit Facility and $1.3 billion in senior unsecured notes. We had $704.7 million available for borrowings under our Senior Secured Credit Facility and $19.3 million in cash on hand for total available liquidity of $724.0 million as of June 30, 2016.
Subsequent to June 30, 2016, we completed the sale of 13,000,000 shares of Laredo's common stock for net proceeds of $136.3 million, after underwriting discounts, commissions and offering expenses, which were used to repay borrowings under our Senior Secured Credit Facility. We granted the underwriters a 30-day option to purchase up to an additional 1,950,000 shares of Laredo's common stock on the same terms. On August 4, 2016, the underwriters provided notice of the full exercise of the option. The sale of the additional 1,950,000 shares of Laredo’s common stock pursuant to the option is expected to close on August 9, 2016 and will result in net proceeds of $20.5 million, after underwriting discounts, commissions and offering expenses.
As of August 2, 2016, we had $1.4 billion in debt outstanding, $745.0 million available for borrowings under our Senior Secured Credit Facility and $14.6 million in cash on hand for total available liquidity of $759.6 million. A continued decline in oil and natural gas prices will negatively impact our future borrowing base redeterminations.
Our derivative positions will help us stabilize a portion of our expected cash flows from operations in the event of future declines in the price of oil and natural gas. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below.
Cash flows
Our cash flows for the periods presented are as follows:

	Six months ended June 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$138,631	$114,305
Net cash used in investing activities	(243,630)	(429,646)
Net cash provided by financing activities	93,154	343,613
Net (decrease) increase in cash and cash equivalents	$(11,845)	$28,272
Cash flows provided by operating activities
Net cash provided by operating activities was $138.6 million and $114.3 million for the six months ended June 30, 2016 and 2015, respectively. The increase of $24.3 million during the six months ended June 30, 2016 compared to the same period in 2015 was largely due to the price-related decrease in oil, NGL and natural gas revenue during 2015; however, notable cash flow changes consist of (i) a decrease in impairment expense of $328.5 million, (ii) a decrease in depletion, depreciation and amortization expense of $68.4 million, (iii) an increase in loss on derivatives, net of $49.9 million, (iv) an increase in working capital changes of $47.9 million and (v) a decrease of $31.5 million related to our loss on the early redemption of our January 2019 Notes.
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
Cash flows used in investing activities
Net cash used in investing activities was $243.6 million and $429.6 million for the six months ended June 30, 2016 and 2015, respectively. The decrease of $186.0 million is mainly attributable to a $177.5 million decrease in capital expenditures for oil and natural gas properties and a $30.7 million decrease in capital expenditures for midstream service assets. These changes partially offset by a $28.2 million increase in investment in our equity method investee.

Our cash used in investing activities for the periods presented is summarized in the table below:

	Six months ended June 30,
(in thousands)	2016	2015
Capital expenditures:
Oil and natural gas properties	$(197,042)	$(374,508)
Midstream service assets	(3,425)	(34,137)
Other fixed assets	(832)	(6,541)
Investment in equity method investee	(42,681)	(14,495)
Proceeds from dispositions of capital assets, net of costs	350	35
Net cash used in investing activities	$(243,630)	$(429,646)
Capital expenditure budget
On May 10, 2016, our board of directors approved an increase to the capital expenditure budget of approximately $75.0 million. Our revised capital expenditure budget is $420.0 million for calendar year 2016, excluding acquisitions and investments in Medallion. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. Since we do not direct the expansion activities of Medallion as a 49% owner, we cannot predict future capital commitments.
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
Cash flows provided by financing activities
Net cash provided by financing activities was $93.2 million and $343.6 million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, our primary sources of cash provided by financing activities were borrowings on our Senior Secured Credit Facility and proceeds from our May 2016 Equity Offering, partially offset by payments on our Senior Secured Credit Facility. For the six months ended June 30, 2015, our primary sources of cash provided by financing activities were borrowings on our Senior Secured Credit Facility, issuance of our March 2023 Notes and proceeds from our March 2015 Equity Offering, partially offset by our payment in full of our Senior Secured Credit Facility and redemption of our January 2019 Notes.
Our cash provided by financing activities for the periods presented is summarized in the table below:

	Six months ended June 30,
(in thousands)	2016	2015
Borrowings on Senior Secured Credit Facility	$120,000	$300,000
Payments on Senior Secured Credit Facility	(144,682)	(475,000)
Issuance of March 2023 Notes	—	350,000
Redemption of January 2019 Notes	—	(576,200)
Proceeds from issuance of common stock, net of offering costs	119,310	754,163
Purchase of treasury stock	(1,541)	(2,591)
Proceeds from exercise of employee stock options	67	—
Payments for debt issuance costs	—	(6,759)
Net cash provided by financing activities	$93,154	$343,613
Debt
As of June 30, 2016, we were a party only to our Senior Secured Credit Facility and the indentures governing our senior unsecured notes.

Senior Secured Credit Facility. As of June 30, 2016, our Senior Secured Credit Facility, which matures November 4, 2018, had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $815.0 million and $110.3 million outstanding.
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
Our Senior Secured Credit Facility is secured by a first-priority lien on certain of our assets, including oil and natural gas properties constituting at least 80% of the present value of our proved reserves owned now or in the future. Our Senior Secured Credit Facility contains both financial and non-financial covenants. We were in compliance with these covenants as of June 30, 2016 and expect to be in compliance with them for the foreseeable future.
Senior unsecured notes. The following table presents principal amounts and applicable interest rates for our outstanding senior unsecured notes as of June 30, 2016:

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
As of August 2, 2016, we had a total of $1.3 billion of senior unsecured notes outstanding and $70.0 million outstanding on the Senior Secured Credit Facility.
Obligations and commitments
As of June 30, 2016, our contractual obligations included our March 2023 Notes, January 2022 Notes, May 2022 Notes, Senior Secured Credit Facility, drilling contract commitments, firm sale and transportation commitments, derivative deferred premiums, asset retirement obligations and office and equipment leases. From December 31, 2015 to June 30, 2016, the material changes in our contractual obligations included (i) a decrease of $42.0 million on our interest obligations for our senior unsecured notes as semi-annual interest payments were made in January, March and May of 2016, (ii) a decrease of $27.6 million in our outstanding capital contribution commitment to our equity method investee due to payments made to Medallion during first-quarter 2016, (iii) a decrease of $25.5 million in our firm sale and transportation commitments, (iv) a decrease of $24.7 million outstanding on our Senior Secured Credit Facility, (v) a decrease of $7.3 million for drilling contract commitments (on contracts other than those on a well-by-well basis) and (vi) a decrease of $6.4 million in our performance unit liability awards as the 2013 Performance Unit Awards were paid in first-quarter 2016.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income or loss plus adjustments for deferred income tax expense or benefit, depletion, depreciation and amortization, bad debt expense, impairment expense, non-cash stock-based compensation, restructuring expenses, gains or losses on derivatives, cash settlements received for matured derivatives, cash settlements on early terminated derivatives, premiums paid for derivatives, interest expense, write-off of debt issuance costs, gains or losses on disposal of assets, loss on early redemption of debt and buyout of minimum volume commitment. Adjusted EBITDA provides no information regarding a company's capital structure, borrowings, interest costs, capital expenditures, working capital movement or tax position. Adjusted EBITDA does not represent funds available for discretionary use because those funds are required for debt service, capital expenditures and working capital, income taxes, franchise taxes and other commitments and obligations. However, our management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure:

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

The following presents a reconciliation of Net loss (GAAP) to Adjusted EBITDA (non-GAAP):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Net loss	$(71,432)	$(397,034)	$(251,803)	$(397,506)
Plus:
Deferred income tax benefit	—	(221,846)	—	(218,203)
Depletion, depreciation and amortization	34,177	72,112	75,655	144,054
Impairment expense	963	489,599	162,027	490,477
Non-cash stock-based compensation, net of amounts capitalized	6,073	6,268	9,911	11,056
Restructuring expenses	—	—	—	6,042
Mark-to-market on derivatives:
Loss on derivatives, net	68,518	63,899	50,633	744
Cash settlements received for matured derivatives, net	47,382	46,596	113,319	109,737
Cash settlements received for early terminations of derivatives, net	—	—	80,000	—
Premiums paid for derivatives	(2,413)	(1,249)	(84,263)	(2,670)
Interest expense	23,512	23,970	47,217	56,384
Write-off of debt issuance costs	842	—	842	—
Loss on disposal of assets, net	141	1,081	301	1,843
Loss on early redemption of debt	—	31,537	—	31,537
Buyout of minimum volume commitment	—	3,014	—	3,014
Adjusted EBITDA	$107,763	$117,947	$203,839	$236,509
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
In management's opinion, the more significant reporting areas impacted by our judgments and estimates are (i) the choice of accounting method for oil and natural gas activities, (ii) estimation of oil, NGL and natural gas reserve quantities and standardized measure of future net revenues, (iii) impairment of oil and natural gas properties, (iv) revenue recognition, (v) estimation of income taxes, (vi) asset retirement obligations, (vii) valuation of derivatives and deferred premiums, (viii) valuation of stock-based compensation and performance unit compensation and (ix) fair value of assets acquired and liabilities assumed in an acquisition. Management's judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from these estimates as additional information becomes known.
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2016. For our other critical accounting policies and procedures, please see our disclosure of critical accounting policies in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2015 Annual Report. Additionally, see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for a discussion of additional accounting policies and estimates made by management.
Recent accounting pronouncements
See Note 18 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding recent accounting pronouncements.

Off-balance sheet arrangements
Currently, we do not have any off-balance sheet arrangements other than operating leases, a drilling contract commitment and firm sale and transportation commitments, which are included in "Obligations and commitments." See Note 12 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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
The fair values of our derivatives are largely determined by estimates of the forward curves of the relevant price indices. As of June 30, 2016, a 10% change in the forward curves associated with our derivatives would have changed our net positions to the following amounts:

(in thousands)	10% Increase	10% Decrease
Derivatives	$80,867	$158,740
As of June 30, 2016 and December 31, 2015, the fair values of our open derivative contracts were $116.4 million and $276.2 million, respectively. Refer to Notes 2.e, 8 and 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional disclosures regarding our derivatives.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and, as of June 30, 2016, we had $110.3 million outstanding on our Senior Secured Credit Facility. Our January 2022 Notes, May 2022 Notes and March 2023 Notes bear fixed interest rates and we had $450.0 million, $500.0 million and $350.0 million outstanding, respectively, as of June 30, 2016, as shown in the table below.

	Expected maturity date
(in millions except for interest rates)	2018	2022	2023	Total
January 2022 Notes - fixed rate	$—	$450.0	$—	$450.0
Average interest rate	—%	5.625%	—%	5.625%
May 2022 Notes - fixed rate	$—	$500.0	$—	$500.0
Average interest rate	—%	7.375%	—%	7.375%
March 2023 Notes - fixed rate	$—	$—	$350.0	$350.0
Average interest rate	—%	—%	6.250%	6.250%
Senior Secured Credit Facility - variable rate	$110.3	$—	$—	$110.3
Average interest rate	2.000%	—%	—%	2.000%
Counterparty and customer credit risk
As of June 30, 2016, our principal exposures to credit risk are through receivables of (i) $121.6 million from the fair values of our open derivative contracts, (ii) $42.6 million from the sale of our oil, NGL and natural gas production that we market to energy marketing companies and refineries, (iii) $18.4 million from joint-interest partners, (iv) $15.0 million from sales of purchased oil and other products and (v) $12.2 million from matured derivatives.
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

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Laredo's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were effective as of June 30, 2016. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Laredo's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Repurchase of Equity Securities

Period	Total number of shares withheld(1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
April 1, 2016 - April 30, 2016	5,228	$9.38	—	—
May 1, 2016 - May 31, 2016	1,360	$12.07	—	—
June 1, 2016 - June 30, 2016	5,099	$12.28	—	—
Total	11,687
______________________________________________________________________________

(1)	Represents shares that were withheld by us to satisfy employee tax withholding obligations that arose upon the lapse of restrictions on restricted stock.
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
We understand that one or more SEC-reporting affiliates of SAMIAH intends to disclose in their next annual or quarterly SEC report that:
(a) Santander UK plc ("Santander UK") holds two frozen savings accounts and two frozen current accounts for three customers resident in the United Kingdom ("UK") who are currently designated by the United States ("US") under the Specially Designated Global Terrorist ("SDGT") sanctions program. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant through the first half of 2016. Revenue generated by Santander UK on these accounts in the first half of 2016 was £7.31 whilst net profits in the first half of 2016 were negligible relative to the overall profits of Banco Santander SA.
(b) An Iranian national, resident in the UK, who is currently designated by the US under the Iranian Financial Sanctions Regulations ("IFSR") and the Weapons of Mass Destruction Proliferators Sanctions Regulations, held a mortgage with Santander UK that was issued prior to any such designation. The mortgage account was redeemed and closed on April 13, 2016. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continued to receive repayment installments prior to redemption. In the first half of 2016, total revenue generated by Santander UK in connection with the mortgage was £434.64 whilst net profits were negligible relative to the overall profits of Banco Santander SA. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also held two investment accounts with Santander ISA Managers Limited. The funds within both accounts were invested in the same portfolio fund. The accounts remained frozen until the investments were closed on May 12, 2016 and checks issued to customer on May 13, 2016. Total revenue in the first half of 2016 generated by Santander UK in connection with the investment accounts was £7.60 whilst net profits in the first half of 2016 were negligible relative to the overall profits of Banco Santander SA.
(c) A UK national designated by the US under the SDGT sanctions program holds a Santander UK current account. The account remained in arrears through the first half of 2016 (£1,344.01 in debit) and is currently being managed by Santander UK Collections & Recoveries department.
(d) In addition, during the first half of 2016, Santander UK has identified an OFAC match on a power of attorney account. A party listed on the account is currently designated by the US under the SDGT and IFSR sanctions programs. During the first half of 2016, related revenue generated by Santander UK was £129.21 whilst net profits in the first half of 2016 were negligible relative to the overall profits of Banco Santander SA.

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

10.1#
Laredo Petroleum, Inc. Omnibus Equity Incentive Plan, as amended and restated as of March 30, 2016 (incorporated by reference to Exhibit 10.1 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on May 25, 2016).

10.2#	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on May 25, 2016).

10.3#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on May 25, 2016).

10.4#	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on May 25, 2016).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.CAL*	XBRL Schema Document.

101.SCH*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.
______________________________________________________________________________
*    Filed herewith.
**    Furnished herewith.
#     Management Contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAREDO PETROLEUM, INC.

Date: August 4, 2016	By:	/s/ Randy A. Foutch
Randy A. Foutch
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 4, 2016	By:	/s/ Richard C. Buterbaugh
Richard C. Buterbaugh
Executive Vice President and Chief Financial Officer
(principal financial officer)

By:
Date: August 4, 2016	By:	/s/ Michael T. Beyer
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

10.1#
Laredo Petroleum, Inc. Omnibus Equity Incentive Plan, as amended and restated as of March 30, 2016 (incorporated by reference to Exhibit 10.1 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on May 25, 2016).

10.2#	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on May 25, 2016).

10.3#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on May 25, 2016).

10.4#	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on May 25, 2016).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.CAL*	XBRL Schema Document.

101.SCH*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.
______________________________________________________________________________
*    Filed herewith.
**    Furnished herewith.
#     Management Contract