Form 10-Q
period 2016-09-30
Laredo Petroleum, Inc.
filed 2016-11-03
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2016
 or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of October 31, 2016: 241,927,779

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

PART I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$30,360	$31,154
Accounts receivable, net	81,223	87,699
Derivatives	64,484	198,805
Other current assets	14,329	14,574
Total current assets	190,396	332,232
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	5,403,754	5,103,635
Unevaluated properties not being depleted	215,738	140,299
Less accumulated depletion and impairment	(4,480,161)	(4,218,942)
Oil and natural gas properties, net	1,139,331	1,024,992
Midstream service assets, net	126,672	131,725
Other fixed assets, net	39,639	43,538
Property and equipment, net	1,305,642	1,200,255
Derivatives	21,872	77,443
Investment in equity method investee	229,912	192,524
Other assets, net	8,626	10,833
Total assets	$1,756,448	$1,813,287
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,033	$14,181
Undistributed revenue and royalties	24,674	34,540
Accrued capital expenditures	36,909	61,872
Derivatives	1,628	—
Other current liabilities	77,011	106,222
Total current liabilities	160,255	216,815
Long-term debt, net	1,353,232	1,416,226
Derivatives	3,101	—
Asset retirement obligations	49,016	44,759
Other noncurrent liabilities	3,743	4,040
Total liabilities	1,569,347	1,681,840
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized and 241,967,107 and 213,808,003 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	2,420	2,138
Additional paid-in capital	2,384,342	2,086,652
Accumulated deficit	(2,199,661)	(1,957,343)
Total stockholders' equity	187,101	131,447
Total liabilities and stockholders' equity	$1,756,448	$1,813,287

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Oil, NGL and natural gas sales	$114,805	$104,607	$290,473	$348,279
Midstream service revenues	2,488	1,873	5,921	4,908
Sales of purchased oil	42,441	43,860	116,670	130,178
Total revenues	159,734	150,340	413,064	483,365
Costs and expenses:
Lease operating expenses	18,177	25,112	57,920	86,698
Production and ad valorem taxes	7,066	7,895	21,483	26,481
Midstream service expenses	1,039	1,092	2,826	4,263
Minimum volume commitments	1,582	—	1,582	5,235
Costs of purchased oil	44,232	46,961	121,190	132,578
General and administrative	26,105	22,913	66,058	67,976
Restructuring expenses	—	—	—	6,042
Accretion of asset retirement obligations	883	599	2,587	1,771
Depletion, depreciation and amortization	35,158	66,777	110,813	210,831
Impairment expense	—	906,850	162,027	1,397,327
Total costs and expenses	134,242	1,078,199	546,486	1,939,202
Operating income (loss)	25,492	(927,859)	(133,422)	(1,455,837)
Non-operating income (expense):
Gain (loss) on derivatives, net	6,850	142,580	(43,783)	141,836
Income from equity method investee	265	2,104	6,259	4,585
Interest expense	(23,077)	(23,348)	(70,294)	(79,732)
Interest and other income	33	92	143	388
Loss on early redemption of debt	—	—	—	(31,537)
Write-off of debt issuance costs	—	—	(842)	—
Loss on disposal of assets, net	(78)	(94)	(379)	(1,937)
Non-operating income (expense), net	(16,007)	121,334	(108,896)	33,603
Income (loss) before income taxes	9,485	(806,525)	(242,318)	(1,422,234)
Income tax (expense) benefit:
Deferred	—	(41,258)	—	176,945
Total income tax (expense) benefit	—	(41,258)	—	176,945
Net income (loss)	$9,485	$(847,783)	$(242,318)	$(1,245,289)
Net income (loss) per common share:
Basic	$0.04	$(4.01)	$(1.09)	$(6.38)
Diluted	$0.04	$(4.01)	$(1.09)	$(6.38)
Weighted-average common shares outstanding:
Basic	234,639	211,204	221,303	195,081
Diluted	238,108	211,204	221,303	195,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statement of stockholders' equity
(in thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2015	213,808	$2,138	$2,086,652	—	$—	$(1,957,343)	$131,447
Restricted stock awards	2,976	30	(30)	—	—	—	—
Restricted stock forfeitures	(414)	(4)	4	—	—	—	—
Vested restricted stock exchanged for tax withholding	—	—	—	295	(1,613)	—	(1,613)
Retirement of treasury stock	(295)	(3)	(1,610)	(295)	1,613	—	—
Exercise of employee stock options	17	—	208	—	—	—	208
Equity issuances, net of offering costs	25,875	259	275,793	—	—	—	276,052
Stock-based compensation	—	—	23,325	—	—	—	23,325
Net loss	—	—	—	—	—	(242,318)	(242,318)
Balance, September 30, 2016	241,967	$2,420	$2,384,342	—	$—	$(2,199,661)	$187,101

The accompanying notes are an integral part of this unaudited consolidated financial statement.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(242,318)	$(1,245,289)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	—	(176,945)
Depletion, depreciation and amortization	110,813	210,831
Impairment expense	162,027	1,397,327
Loss on early redemption of debt	—	31,537
Bad debt expense	—	107
Non-cash stock-based compensation, net of amounts capitalized	19,562	17,933
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	43,783	(141,836)
Cash settlements received for matured derivatives, net	157,626	175,879
Cash settlements received for early terminations of derivatives, net	80,000	—
Change in net present value of deferred premiums paid for derivatives	184	141
Cash premiums paid for derivatives	(86,972)	(3,918)
Amortization of debt issuance costs	3,231	3,612
Write-off of debt issuance costs	842	—
Income from equity method investee	(6,259)	(4,585)
Cash settlement of performance unit awards	(6,394)	(2,738)
Other, net	2,973	3,709
Decrease in accounts receivable	6,476	26,147
Increase in other assets	(594)	(1,234)
Increase (decrease) in accounts payable	5,852	(15,361)
Decrease in undistributed revenues and royalties	(9,866)	(27,092)
Increase (decrease) in other accrued liabilities	4,785	(25,676)
(Decrease) increase in other noncurrent liabilities	(297)	221
Increase in fair value of performance unit awards	—	2,734
Net cash provided by operating activities	245,454	225,504
Cash flows from investing activities:
Capital expenditures:
Acquisitions of oil and natural gas properties	(115,600)	—
Oil and natural gas properties	(276,735)	(490,351)
Midstream service assets	(4,231)	(35,237)
Other fixed assets	(982)	(8,539)
Investment in equity method investee	(58,712)	(63,011)
Proceeds from dispositions of capital assets, net of selling costs	365	65,261
Net cash used in investing activities	(455,895)	(531,877)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	214,682	310,000
Payments on Senior Secured Credit Facility	(279,682)	(475,000)
Issuance of March 2023 Notes	—	350,000
Redemption of January 2019 Notes	—	(576,200)
Proceeds from issuance of common stock, net of offering costs	276,052	754,163
Purchase of treasury stock	(1,613)	(2,749)
Proceeds from exercise of employee stock options	208	—
Payments for debt issuance costs	—	(6,759)
Net cash provided by financing activities	209,647	353,455
Net (decrease) increase in cash and cash equivalents	(794)	47,082
Cash and cash equivalents, beginning of period	31,154	29,321
Cash and cash equivalents, end of period	$30,360	$76,403

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
The accompanying consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2015 is derived from audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of September 30, 2016, results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015.
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
Significant estimates include, but are not limited to, (i) estimates of the Company's reserves of oil, NGL and natural gas, (ii) future cash flows from oil and natural gas properties, (iii) depletion, depreciation and amortization, (iv) impairments, (v) asset retirement obligations, (vi) stock-based compensation, (vii) deferred income taxes, (viii) fair value of assets acquired and liabilities assumed in an acquisition and (ix) fair values of derivatives, deferred premiums and performance unit awards. As fair value is a market-based measurement, it is determined based on the assumptions that would be used by market participants. These estimates and assumptions are based on management's best judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets and volatile equity and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. Management

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

believes its estimates and assumptions to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual values and results could differ from these estimates. Any changes in estimates resulting from future changes in the economic environment will be reflected in the financial statements in future periods.
c.    Reclassifications
Certain amounts in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 2016 presentation. These reclassifications had no impact to previously reported balance sheets, net income (loss) or stockholders' equity.
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

Accounts receivable consisted of the following components for the periods presented:

(in thousands)	September 30, 2016	December 31, 2015
Oil, NGL and natural gas sales	$39,590	$25,582
Sales of purchased oil and other products	14,018	11,775
Matured derivatives	13,783	27,469
Joint operations, net(1)	13,550	21,375
Other	282	1,498
Total	$81,223	$87,699
______________________________________________________________________________

(1)	Accounts receivable for joint operations are presented net of an allowance for doubtful accounts of $0.2 million as of both September 30, 2016 and December 31, 2015.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

f.    Property and equipment
The following table sets forth the Company's property and equipment as of the periods presented:

(in thousands)	September 30, 2016	December 31, 2015
Evaluated oil and natural gas properties	$5,403,754	$5,103,635
Less accumulated depletion and impairment	(4,480,161)	(4,218,942)
Evaluated oil and natural gas properties, net	923,593	884,693

Unevaluated properties not being depleted	215,738	140,299

Midstream service assets	148,934	147,811
Less accumulated depreciation and impairment	(22,262)	(16,086)
Midstream service assets, net	126,672	131,725

Depreciable other fixed assets	46,167	46,799
Less accumulated depreciation and amortization	(21,442)	(18,169)
Depreciable other fixed assets, net	24,725	28,630

Land	14,914	14,908

Total property and equipment, net	$1,305,642	$1,200,255
For the three months ended September 30, 2016 and 2015, depletion expense was $6.71 per barrel of oil equivalent ("BOE") sold and $15.32 per BOE sold, respectively. For the nine months ended September 30, 2016 and 2015, depletion expense was $7.55 per BOE sold and $15.87 per BOE sold, respectively.
The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs, incurred for the purpose of exploring for and developing oil, NGL and natural gas are capitalized and depleted on a composite unit of production method based on proved oil, NGL and natural gas reserves. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals and other costs related to such activities. Costs, including related employee costs, associated with production and general corporate activities are expensed in the period incurred. Sales of oil and natural gas properties, whether or not being depleted currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, NGL and natural gas.
The following table presents capitalized employee-related costs for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Capitalized employee-related costs	$6,149	$2,830	$12,598	$7,724
The Company excludes the costs directly associated with acquisition and evaluation of unevaluated properties from the depletion calculation until it is determined whether or not proved reserves can be assigned to the properties. The Company capitalizes a portion of its interest costs on its unevaluated properties. Capitalized interest becomes a part of the cost of the unevaluated properties and is subject to depletion when proved reserves can be assigned to the associated properties. All items classified as unevaluated property are assessed on a quarterly basis for possible impairment. The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of evaluated reserves and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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
The following table presents the Benchmark Prices, Realized Prices and the corresponding non-cash full cost ceiling impairments recorded as of the periods presented:

	For the quarters ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Benchmark Prices:
Oil ($/Bbl)	$38.17	$39.63	$42.77	$46.79	$55.73	$68.17	$79.21
NGL ($/Bbl)	$17.29	$17.08	$17.51	$18.75	$21.87	$26.73	$31.25
Natural gas ($/MMBtu)	$2.18	$2.17	$2.31	$2.47	$2.89	$3.22	$3.73
Realized Prices:
Oil ($/Bbl)	$36.39	$37.96	$41.33	$45.58	$54.28	$66.68	$77.72
NGL ($/Bbl)	$10.91	$10.80	$11.25	$12.50	$15.25	$19.56	$23.75
Natural gas ($/Mcf)	$1.65	$1.64	$1.75	$1.89	$2.30	$2.62	$3.09
Non-cash full cost ceiling impairment (in thousands)	$—	$—	$161,064	$975,011	$906,420	$488,046	$—
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
Beginning at March 31, 2016, frac pit water inventory used in developing oil and natural gas properties is carried at LCM with cost determined using the weighted-average cost method and is included in "Other current assets" on the unaudited consolidated balance sheets. The market price for frac pit water inventory is determined utilizing a replacement cost approach (Level 2).
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents inventory impairments recorded as of the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Inventory impairments:
Materials and supplies(1)	$—	$—	$963	$2,320
Line-fill(2)	—	430	—	541
Total inventory impairments	$—	$430	$963	$2,861
______________________________________________________________________________

(1)	Included in "Impairment expense" in the unaudited consolidated statements of operations and in "Impairment expense" for the Company's exploration and production segment presented in Note 16.

(2)	Included in "Impairment expense" in the unaudited consolidated statements of operations and in "Impairment expense" for the Company's midstream and marketing segment presented in Note 16.
h.    Debt issuance costs
Debt issuance fees, which are recorded at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the effective interest and straight-line methods. The Company capitalized $6.8 million of debt issuance costs during the nine months ended September 30, 2015 mainly as a result of the issuance of the March 2023 Notes (as defined below). No debt issuance costs were capitalized in the nine months ended September 30, 2016. The Company had total debt issuance costs of $19.9 million and $23.9 million, net of accumulated amortization of $20.3 million and $17.0 million, as of September 30, 2016 and December 31, 2015, respectively.
The Company wrote-off approximately $0.8 million of debt issuance costs during the nine months ended September 30, 2016 as a result of changes in the borrowing base and aggregate elected commitment of the Senior Secured Credit Facility, which are included in the unaudited consolidated statements of operations in the "Write-off of debt issuance costs" line item. During the nine months ended September 30, 2015, the Company wrote-off approximately $6.6 million of debt issuance costs as a result of the early redemption of the January 2019 Notes (as defined below), which are included in the unaudited consolidated statements of operations in the "Loss on early redemption of debt" line item. Unamortized debt issuance costs related to the Company's senior unsecured notes are presented in "Long-term debt, net" on the Company's unaudited consolidated balance sheets. Unamortized debt issuance costs related to the Senior Secured Credit Facility are presented in "Other assets, net" on the Company's unaudited consolidated balance sheets. See Note 5.g for additional discussion of debt issuance costs.
Future amortization expense of debt issuance costs as of the period presented is as follows:

(in thousands)	September 30, 2016
Remaining 2016	$1,048
2017	4,238
2018	4,068
2019	2,915
2020	3,005
Thereafter	4,585
Total	$19,859

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

i.    Other current assets and liabilities
Other current assets consisted of the following components for the periods presented:

(in thousands)	September 30, 2016	December 31, 2015
Inventory(1)	$8,022	$6,974
Prepaid expenses and other	6,307	7,600
Total other current assets	$14,329	$14,574
______________________________________________________________________________

(1)	See Note 2.g for discussion of inventory held by the Company.
Other current liabilities consisted of the following components for the periods presented:

(in thousands)	September 30, 2016	December 31, 2015
Accrued interest payable	$21,561	$24,208
Accrued compensation and benefits	18,474	14,342
Purchased oil payable	14,520	12,189
Lease operating expense payable	11,336	13,205
Capital contribution payable to equity method investee(1)	—	27,583
Other accrued liabilities	11,120	14,695
Total other current liabilities	$77,011	$106,222
______________________________________________________________________________

(1)	See Notes 14 and 15 for additional discussion regarding our equity method investee.
j.    Asset retirement obligations
Asset retirement obligations associated with the retirement of tangible long-lived assets are recognized as a liability in the period in which they are incurred and become determinable. The associated asset retirement costs are part of the carrying amount of the long-lived asset. Subsequently, the asset retirement cost included in the carrying amount of the related long-lived asset is charged to expense through depletion, or for midstream service assets through depreciation, of the associated asset. Changes in the liability due to the passage of time are recognized as an increase in the carrying amount of the liability and as corresponding accretion expense.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following reconciles the Company's asset retirement obligation liability for the periods presented:

(in thousands)	Nine months ended September 30, 2016	Year ended December 31, 2015
Liability at beginning of period	$46,306	$32,198
Liabilities added due to acquisitions, drilling, midstream service asset construction and other	1,417	2,236
Accretion expense	2,587	2,423
Liabilities settled upon plugging and abandonment	(874)	(146)
Liabilities removed due to sale of property	—	(2,005)
Revision of estimates(1)	252	11,600
Liability at end of period	$49,688	$46,306
_____________________________________________________________________________

(1)	The revision of estimates that occurred during the year ended December 31, 2015 was mainly related to a change in the estimated remaining life per well due to the decline in commodity prices.
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
m.    Compensation awards
Stock-based compensation expense, net of amounts capitalized, is included in "General and administrative" in the unaudited consolidated statements of operations over the awards' vesting periods and is based on the awards' grant date fair value. The Company utilizes the closing stock price on the grant date, less an expected forfeiture rate, to determine the fair values of service vesting restricted stock awards and a Black-Scholes pricing model to determine the fair values of service vesting restricted stock option awards. The Company utilizes a Monte Carlo simulation prepared by an independent third party to determine the fair values of the performance share awards and, in prior periods, the performance unit awards. The Company capitalizes a portion of stock-based compensation for employees who are directly involved in the acquisition, exploration and development of its oil and gas properties into the full cost pool. Capitalized stock-based compensation is included as an addition to "Oil and natural gas properties" in the unaudited consolidated balance sheets. See Note 6 for further discussion regarding the restricted stock awards, restricted stock option awards, performance share awards and performance unit awards.
n.    Environmental
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed in the period incurred. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Management believes no materially significant liabilities of this nature existed as of September 30, 2016 or December 31, 2015.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

o.    Non-cash investing and supplemental cash flow information
The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Nine months ended September 30,
(in thousands)	2016	2015
Non-cash investing information:
Change in accrued capital expenditures	$(24,963)	$(98,958)
Change in accrued capital contribution to equity method investee(1)	$(27,583)	$34,322
Capitalized asset retirement cost	$1,669	$1,675
Supplemental cash flow information:
Capitalized interest	$199	$227
______________________________________________________________________________

(1)	See Notes 14 and 15.a for additional discussion regarding our equity method investee.
Note 3—Equity offerings
On July 19, 2016, the Company completed the sale of 13,000,000 shares of Laredo's common stock (the "July 2016 Equity Offering") for net proceeds of approximately $136.3 million, after underwriting discounts, commissions and offering expenses. On August 9, 2016, the underwriters exercised their option to purchase an additional 1,950,000 shares of Laredo's common stock, which resulted in net proceeds to the Company of approximately $20.5 million, after underwriting discounts, commissions and offering expenses.
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
Note 4—Acquisitions and divestiture
a. 2016 Acquisitions of evaluated and unevaluated oil and natural gas properties
The Company accounts for acquisitions of evaluated and unevaluated oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred.
The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of evaluated and unevaluated oil and natural gas properties. The fair value of these properties are measured using a discounted cash flow model that converts future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) forecasted oil, NGL and natural gas reserve quantities; (ii) future commodity strip prices as of the closing dates adjusted for transportation and regional price differentials; (iii) forecasted ad valorem taxes, production taxes, income taxes, general and administrative expenses, operating expenses and and development costs; and (iv) a peer group weighted-average cost of capital rate subject to additional project-specific risk factors. To compensate for the inherent risk of estimating the value of the unevaluated properties, the discounted future net revenues of proved undeveloped and probable reserves are reduced by additional reserve adjustment factors. These assumptions represent Level 3 inputs under the fair value hierarchy, as described in Note 9.
During the three months ended September 30, 2016, the Company entered into an agreement to acquire approximately 9,200 net acres of additional leasehold interests in western Glasscock and Reagan counties (which includes production of approximately 300 net BOE/D from existing vertical wells) within the Company's core development area for an aggregate purchase price of $125.0 million subject to customary closing adjustments. On July 13 and August 24, 2016, the Company closed portions of this acquisition for $94.4 million and $21.2 million, respectively. See Note 19.b for discussion regarding the final closing under this agreement relating to certain remaining interests that were subject to preferential purchase rights that were satisfied subsequent to September 30, 2016.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects an aggregate of the final estimate of the fair value of the acquired assets and liabilities during the three months ended September 30, 2016:

(in thousands)	Fair value of acquisitions
Fair value of net assets:
Evaluated oil and natural gas properties	$4,800
Unevaluated oil and natural gas properties	110,800
Asset retirement cost	1,105
Total assets acquired	116,705
Asset retirement obligations	(1,105)
Net assets acquired	$115,600
Fair value of consideration paid for net assets:
Cash consideration	$115,600
b. 2015 Divestiture of non-strategic assets
On September 15, 2015, the Company completed the sale of non-strategic and primarily non-operated properties and associated production totaling 6,060 net acres and 123 producing properties in the Midland Basin to a third-party buyer for a purchase price of $65.5 million. After transaction costs reflecting an economic effective date of July 1, 2015, the net proceeds were $64.8 million, net of working capital adjustments and post-closing adjustments. The purchase price, excluding post-closing adjustments, was allocated to oil and natural gas properties pursuant to the rules governing full cost accounting.
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

The following table presents revenues and expenses of the oil and natural gas properties sold included in the accompanying unaudited consolidated statements of operations for the periods presented:

(in thousands)	Three months ended September 30, 2015	Nine months ended September 30, 2015
Oil, NGL and natural gas sales	$1,090	$5,138
Expenses(1)	$1,081	$5,791
_____________________________________________________________________________

(1)	Expenses include (i) lease operating expense, (ii) production and ad valorem tax expense, (iii) accretion expense and (iv) depletion expense.
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
d.    January 2019 Notes
On January 20, 2011, the Company completed an offering of $350.0 million in aggregate principal amount of 9 1/2% senior unsecured notes due 2019 (the "January Notes") and on October 19, 2011, the Company completed an offering of an additional $200.0 million in aggregate principal amount of 9 1/2% senior unsecured notes due 2019 (the "October Notes" and together with the January Notes, the "January 2019 Notes"). The January 2019 Notes were due to mature on February 15, 2019 and bore an interest rate of 9 1/2% per annum, payable semi-annually, in cash in arrears on February 15 and August 15 of each year. The January 2019 Notes were fully and unconditionally guaranteed on a senior unsecured basis by LMS, GCM and certain of the Company's future restricted subsidiaries, subject to certain Releases.
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
e.    Senior Secured Credit Facility
As of September 30, 2016, the Fourth Amended and Restated Credit Agreement (as amended, the "Senior Secured Credit Facility"), which matures on November 4, 2018, had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $815.0 million with $70.0 million outstanding and was subject to an interest rate of 2.06%. It contains both financial and non-financial covenants, all of which the Company was in compliance with as of September 30, 2016. Laredo is required to pay an annual commitment fee on the unused portion of the financial institutions' commitment of 0.375% to 0.5%, based on the ratio of outstanding revolving credit to the total commitment under the Senior Secured Credit Facility. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $20.0 million. No letters of credit were outstanding as of September 30, 2016 or 2015.
On October 24, 2016, pursuant to a regular semi-annual redetermination, the lenders reaffirmed the borrowing base under the Senior Secured Credit Facility. Additionally, the Company's aggregate elected commitment remained unchanged.
f.    Fair value of debt
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amount and fair values of the Company's debt for the periods presented:

	September 30, 2016		December 31, 2015
(in thousands)	Long-term debt	Fair value	Long-term debt	Fair value
January 2022 Notes	$450,000	$440,010	$450,000	$388,301
May 2022 Notes	500,000	517,160	500,000	460,000
March 2023 Notes	350,000	340,535	350,000	301,000
Senior Secured Credit Facility	70,000	69,974	135,000	134,993
Total value of debt	$1,370,000	$1,367,679	$1,435,000	$1,284,294

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The fair values of the debt outstanding on the January 2022 Notes, May 2022 Notes and the March 2023 Notes were determined using the September 30, 2016 and December 31, 2015 quoted market price (Level 1) for each respective instrument. The fair values of the outstanding debt on the Senior Secured Credit Facility as of September 30, 2016 and December 31, 2015 were estimated utilizing pricing models for similar instruments (Level 2). See Note 9 for information about fair value hierarchy levels.
g.    Long-term debt, net
The following table summarizes the net presentation of the Company's long-term debt and debt issuance cost on the unaudited consolidated balance sheets for the periods presented:

	September 30, 2016			December 31, 2015
(in thousands)	Long-term debt	Debt issuance costs, net	Long-term debt, net	Long-term debt	Debt issuance costs, net	Long-term debt, net
January 2022 Notes	$450,000	$(5,207)	$444,793	$450,000	$(5,939)	$444,061
May 2022 Notes	500,000	(6,396)	493,604	500,000	(7,066)	492,934
March 2023 Notes	350,000	(5,165)	344,835	350,000	(5,769)	344,231
Senior Secured Credit Facility(1)	70,000	—	70,000	135,000	—	135,000
Total	$1,370,000	$(16,768)	$1,353,232	$1,435,000	$(18,774)	$1,416,226
______________________________________________________________________________

(1)	Debt issuance costs related to our Senior Secured Credit Facility are recorded in "Other assets, net" on the unaudited consolidated balance sheets.
Note 6—Employee compensation
The Company has a Long-Term Incentive Plan (the "LTIP"), which provides for the granting of incentive awards in the form of restricted stock awards, restricted stock option awards, performance share awards, performance unit awards and other awards. During the nine months ended September 30, 2016, stockholders approved an increase in the maximum number of shares of the Company's common stock issuable under the LTIP from 10,000,000 shares to 24,350,000 shares.
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
a.    Restricted stock awards
All service vesting restricted stock awards are treated as issued and outstanding in the accompanying unaudited consolidated financial statements. Per the award agreement terms, if an employee terminates employment prior to the restriction lapse date for reasons other than death or disability, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. If the employee's termination of employment is by reason of death or disability, all of the holder's restricted stock will automatically vest. Historically, restricted stock awards granted to officers and employees vest in a variety of vesting schedules including (i) 33%, 33% and 34% per year beginning on the first anniversary date of the grant, (ii) 50% in year two and 50% in year three, (iii) fully on the first anniversary of the grant date and (iv) fully on the third anniversary of the grant date. Restricted stock awards granted to non-employee directors vest fully on the first anniversary of the grant date.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects the outstanding restricted stock awards for the nine months ended September 30, 2016:

(in thousands, except for weighted-average grant date fair values)	Restricted stock awards	Weighted-average grant date fair value (per award)
Outstanding as of December 31, 2015	2,539	$15.26
Granted	2,976	$12.27
Forfeited	(414)	$14.05
Vested	(1,174)	$16.05
Outstanding as of September 30, 2016	3,927	$12.89
The Company utilizes the closing stock price on the grant date to determine the fair value of service vesting restricted stock awards. As of September 30, 2016, unrecognized stock-based compensation related to the restricted stock awards expected to vest was $36.2 million. Such cost is expected to be recognized over a weighted-average period of 2.06 years.
b.    Restricted stock option awards
Restricted stock option awards granted under the LTIP vest and are exercisable in four equal installments on each of the four anniversaries of the grant date. The following table reflects the stock option award activity for the nine months ended September 30, 2016:

(in thousands, except for weighted-average price and contractual term)	Restricted stock option awards	Weighted-average price (per option)	Weighted-average remaining contractual term (years)
Outstanding as of December 31, 2015	1,778	$17.86	7.91
Granted	1,016	$4.18
Exercised	(17)	$11.93
Expired or canceled	(87)	$21.71
Forfeited	(297)	$12.47
Outstanding as of September 30, 2016	2,393	$12.62	7.92
Vested and exercisable at end of period(1)	853	$19.49	6.41
Expected to vest at end of period(2)	1,535	$8.78	8.76
_____________________________________________________________________________

(1)	The vested and exercisable options as of September 30, 2016 had $0.1 million aggregate intrinsic value.

(2)	The restricted stock options expected to vest as of September 30, 2016 had $8.4 million aggregate intrinsic value.
The Company utilizes the Black-Scholes option pricing model to determine the fair value of restricted stock option awards and recognizes the associated expense on a straight-line basis over the four-year requisite service period of the awards. Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock option awards will be outstanding prior to exercise and the associated volatility. As of September 30, 2016, unrecognized stock-based compensation related to restricted stock option awards expected to vest was $11.2 million. Such cost is expected to be recognized over a weighted-average period of 2.92 years.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The assumptions used to estimate the fair value of the 22,324 restricted stock options granted on April 1, 2016 and the 994,022 restricted stock options contingently granted on February 19, 2016 and subsequently approved by stockholders on May 25, 2016 are as follows:

	April 1, 2016	May 25, 2016
Risk-free interest rate(1)	1.44%	1.58%
Expected option life(2)	6.25 years	6.25 years
Expected volatility(3)	61.34%	61.94%
Fair value per stock option	$4.44	$9.75
____________________________________________________________________________

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
c.    Performance share awards
The performance share awards granted to management during the nine months ended September 30, 2016 (the "2016 Performance Share Awards"), on February 27, 2015 (the "2015 Performance Share Awards") and on February 27, 2014 (the "2014 Performance Share Awards") are subject to a combination of market and service vesting criteria. A Monte Carlo simulation prepared by an independent third party was utilized to determine the grant date fair value of these awards. The Company has determined these awards are equity awards and recognizes the associated expense on a straight-line basis over the three-year requisite service period of the awards. These awards will be settled, if at all, in stock at the end of the requisite service period based on the achievement of certain performance criteria.
The 1,676,695 outstanding 2016 Performance Share Awards have a performance period of January 1, 2016 to December 31, 2018, and any shares earned under such awards are expected to be issued in the first quarter of 2019 if the performance criteria are met. The 454,164 outstanding 2015 Performance Share Awards have a performance period of January 1, 2015 to December 31, 2017, and any shares earned under such awards are expected to be issued in the first quarter of 2018 if the performance criteria are met. The 200,516 outstanding 2014 Performance Share Awards have a performance period of January 1, 2014 to December 31, 2016, and any shares earned under such awards are expected to be issued in the first quarter of 2017 if the performance criteria are met.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects the performance share award activity for the nine months ended September 30, 2016:

(in thousands, except for weighted-average grant date fair values)	Performance share awards	Weighted-average grant date fair value (per award)
Outstanding as of December 31, 2015	874	$20.06
Granted	1,801	$17.71
Forfeited	(344)	$19.37
Vested	—	$—
Outstanding as of September 30, 2016	2,331	$18.35
As of September 30, 2016, unrecognized stock-based compensation related to the performance share awards was $30.1 million. Such cost is expected to be recognized over a weighted-average period of 2.25 years.
The assumptions used to estimate the fair values of the 32,495 performance share awards granted on April 1, 2016 and the 1,768,297 performance share awards contingently granted on February 19, 2016 and subsequently approved by stockholders on May 25, 2016 are as follows:

	April 1, 2016	May 25, 2016
Risk-free rate(1)	0.87%	1.02%
Dividend yield	—%	—%
Expected volatility(2)	71.54%	74.73%
Laredo stock closing price on grant date	$7.71	$12.36
Fair value per performance share	$9.83	$17.86
______________________________________________________________________________

(1)	The risk-free rate was derived using a term-matched zero-coupon yield derived from the treasury constant maturities yield curve on the grant date.

(2)	The Company utilized its own historical volatility over a look-back period equal to the length of the remaining performance period from the grant date in order to develop the expected volatility.
d.    Stock-based compensation expense
The following has been recorded to stock-based compensation expense for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Restricted stock award compensation	$6,540	$5,177	$15,000	$12,635
Restricted stock option award compensation	1,653	1,030	3,054	2,979
Restricted performance share award compensation	3,450	1,469	5,271	3,742
Total stock-based compensation, gross	11,643	7,676	23,325	19,356
Less amounts capitalized in oil and natural gas properties	(1,992)	(799)	(3,763)	(1,423)
Total stock-based compensation, net of amounts capitalized	$9,651	$6,877	$19,562	$17,933
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

For the three and nine months ended September 30, 2015, compensation expense for the 2013 Performance Unit Awards is included in "General and administrative" in the Company's unaudited consolidated statements of operations, and as of December 31, 2015, the corresponding liability is included in "Other current liabilities" on the unaudited consolidated balance sheets. Due to the quarterly re-measurement of the fair value of the 2013 Performance Unit Awards as of September 30, 2015, compensation expense for the three and nine months ended September 30, 2015 was $1.0 million and $2.7 million, respectively.
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
The Company evaluates uncertain tax positions for recognition and measurement in the unaudited consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to be recognized in the unaudited consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had no unrecognized tax benefits related to uncertain tax positions in the unaudited consolidated financial statements as of September 30, 2016 or December 31, 2015.
The Company is subject to federal and state income taxes and the Texas franchise tax. Income tax (expense) benefit for the periods presented consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Current taxes	$—	$—	$—	$—
Deferred taxes	—	(41,258)	—	176,945
Income tax (expense) benefit	$—	$(41,258)	$—	$176,945
Income tax (expense) benefit differed from amounts computed by applying the applicable federal income tax rate of 35% to pre-tax earnings as a result of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Income tax (expense) benefit computed by applying the statutory rate	$(3,320)	$282,284	$84,811	$497,782
State income tax and change in valuation allowance	111	(5,677)	298	190
Non-deductible stock-based compensation	—	(45)	—	(151)
Stock-based compensation tax deficiency	(121)	(330)	(4,133)	(3,168)
Change in deferred tax valuation allowance	3,373	(317,391)	(80,845)	(317,407)
Other items	(43)	(99)	(131)	(301)
Income tax (expense) benefit	$—	$(41,258)	$—	$176,945

For the three and nine months ended September 30, 2016, and 2015, the effective tax rate was not meaningful due to the valuation allowance recorded. The Company's effective tax rate is affected by changes in valuation allowances, recurring permanent differences and by discrete items that may occur in any given year, but are not consistent from year to year.
A valuation allowance is established to reduce deferred tax assets if it is determined that it is more likely than not that the related tax benefit will not be realized. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary. During the year ended December 31, 2015 and the nine months ended September 30, 2016, in evaluating whether it was more likely than not that the Company's net deferred tax assets were realizable through future net income, management considered all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

loss carry-forwards, (iii) the existence of significant proved oil, NGL and natural gas reserves, (iv) its ability to use tax planning strategies, (v) its current price protection utilizing oil and natural gas hedges, (vi) its future revenue and operating cost projections and (vii) the current market prices for oil, NGL and natural gas. Based on all the evidence available, during the year ended December 31, 2015, management determined it was more likely than not that the net deferred tax assets were not realizable, and therefore recorded a valuation allowance of $676.0 million. During the nine months ended September 30, 2016, an additional valuation allowance of $79.8 million was recorded.
The Company early-adopted a new accounting standard that simplified the accounting for stock-based compensation. As a result, the Company recorded a cumulative-effect adjustment to retained earnings as of January 1, 2016 for all windfall tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable. The resulting deferred tax asset was assessed for realizability in accordance with GAAP. Due to the Company's valuation allowance position, a cumulative-effect adjustment was recorded to retained earnings as of January 1, 2016, and therefore, the net effect of the early-adoption of this new accounting standard was zero. See Note 18 for additional discussion of the early-adoption of this new accounting standard.
Significant components of the Company's net deferred tax asset for the periods presented were as follows:

(in thousands)	September 30, 2016	December 31, 2015
Oil and natural gas properties, midstream service assets and other fixed assets	$234,410	$306,997
Net operating loss carry-forward	550,894	479,022
Derivatives	(29,212)	(98,675)
Stock-based compensation	11,526	11,597
Equity method investee	(21,238)	(31,711)
Accrued bonus	5,817	4,763
Capitalized interest	1,981	2,525
Other	3,005	2,820
Net deferred tax asset before valuation allowance	757,183	677,338
Valuation allowance	(757,183)	(677,338)
Net deferred tax asset	$—	$—
The Company had federal net operating loss carry-forwards totaling $1.6 billion and state of Oklahoma net operating loss carry-forwards totaling $42.2 million as of September 30, 2016. These carry-forwards begin expiring in 2026.
The Company's income tax returns for the years 2013 through 2015 remain open and subject to examination by federal tax authorities and/or the tax authorities in Oklahoma and Texas, which are the jurisdictions where the Company has or had operations. Additionally, the statute of limitations for examination of federal net operating loss carry-forwards typically does not begin to run until the year the attribute is utilized in a tax return.
Note 8—Derivatives
a. Derivatives
The Company engages in derivative transactions such as puts, swaps, collars and, in prior periods, basis swaps to hedge price risks due to unfavorable changes in oil, NGL and natural gas prices related to its production. As of September 30, 2016, the Company had 29 open derivative contracts with financial institutions that extend from October 2016 to December 2018. None of these contracts were designated as hedges for accounting purposes. The contracts are recorded at fair value on the unaudited consolidated balance sheets and gains and losses are recognized in earnings. Gains and losses on derivatives are reported on the unaudited consolidated statements of operations on the "Gain (loss) on derivatives, net" line item.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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
The Company's oil derivatives are settled based on the month's average daily NYMEX index price for the First Nearby Month of the West Texas Intermediate Light Sweet Crude Oil Futures Contract. The Company's NGL derivatives are settled based on the month's average daily OPIS index price for Mont Belvieu Purity Ethane and TET Propane. The Company's natural gas derivatives are settled based on the Inside FERC index price for West Texas Waha for the calculation period.
During the nine months ended September 30, 2016, the Company successfully completed a hedge restructuring by early terminating the floors of certain derivative contract collars that resulted in a termination amount of $80 million, which was settled in full by applying the proceeds to prepay the premiums on two new derivatives entered into during the restructuring.
During the nine months ended September 30, 2016, the following derivatives were terminated:

	Aggregate volumes (Bbl)	Floor price ($/Bbl)	Contract period
Oil:
Put portion of the associated collars	2,263,000	$80.00	January 2017 - December 2017

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

During the nine months ended September 30, 2016, the following derivatives were entered into:

	Aggregate volumes(1)	Floor price(2)	Ceiling price(2)	Contract period
Oil:
Put(3)	2,263,000	$60.00	$—	January 2017 - December 2017
Put(4)	2,098,750	$60.00	$—	January 2017 - December 2018
Put(5)	600,000	$40.00	$—	May 2016 - December 2016
Swap	1,095,000	$52.12	$—	January 2018 - December 2018
Swap	1,003,750	$51.90	$—	January 2017 - December 2017
Swap	1,003,750	$51.17	$—	January 2017 - December 2017
NGL:
Swap - Ethane	444,000	$11.24	$—	January 2017 - December 2017
Swap - Propane	375,000	$22.26	$—	January 2017 - December 2017
Natural gas:(6)
Put	8,040,000	$2.50	$—	January 2017 - December 2017
Put	8,220,000	$2.50	$—	January 2018 - December 2018
Collar	5,256,000	$2.50	$3.05	January 2017 - December 2017
Collar	4,635,500	$2.50	$3.60	January 2018 - December 2018
_____________________________________________________________________________

(1)	Oil and NGL are in Bbl and natural gas is in MMBtu.

(2)	Oil and NGL are in $/Bbl and natural gas is in $/MMBtu.

(3)
As part of the Company's hedge restructuring, this put replaced the early terminated put portion of the restructured derivative contract collars. A premium of $40.0 million was paid at contract inception.

(4)	As part of the Company's hedge restructuring, a premium of $40.0 million was paid at contract inception.

(5)	There are $1.2 million in deferred premiums associated with this contract.

(6)	There are $5.1 million in deferred premiums associated with these contracts.
See Note 19.a for discussion of additional hedges entered into subsequent to September 30, 2016.
The following represents cash settlements received for derivatives, net for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Cash settlements received for matured derivatives, net	$44,307	$66,142	$157,626	$175,879
Cash settlements received for early terminations of derivatives, net(1)	—	—	80,000	—
Cash settlements received for derivatives, net	$44,307	$66,142	$237,626	$175,879
_____________________________________________________________________________

(1)	The settlement amount for the nine months ended September 30, 2016 includes $4.0 million in deferred premiums which were settled net with the early terminated contracts from which they derive.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table summarizes open positions as of September 30, 2016, and represents, as of such date, derivatives in place through December 2018 on annual production volumes:

	Remaining year 2016	Year 2017	Year 2018
Oil positions:
Puts:
Hedged volume (Bbl)	549,000	1,049,375	1,049,375
Weighted-average price ($/Bbl)	$42.95	$60.00	$60.00
Swaps:
Hedged volume (Bbl)	395,600	2,007,500	1,095,000
Weighted-average price ($/Bbl)	$84.82	$51.54	$52.12
Collars:
Hedged volume (Bbl)	916,750	2,628,000	—
Weighted-average floor price ($/Bbl)	$73.98	$60.00	$—
Weighted-average ceiling price ($/Bbl)	$89.62	$97.22	$—
Totals:
Total volume hedged with floor price (Bbl)	1,861,350	5,684,875	2,144,375
Weighted-average floor price ($/Bbl)	$67.13	$57.01	$55.98
Total volume hedged with ceiling price (Bbl)	1,312,350	4,635,500	1,095,000
Weighted-average ceiling price ($/Bbl)	$88.18	$77.44	$52.12
NGL positions:
Swaps - Ethane:
Hedged volume (Bbl)	—	444,000	—
Weighted-average price ($/Bbl)	$—	$11.24	$—
Swaps - Propane:
Hedged volume (Bbl)	—	375,000	—
Weighted-average price ($/Bbl)	$—	$22.26	$—
Totals:
Total volume hedged with floor price (Bbl)	—	819,000	—
Total volume hedged with ceiling price (Bbl)	—	819,000	—
Natural gas positions:
Puts:
Hedged volume (MMBtu)	—	8,040,000	8,220,000
Weighted-average price ($/MMBtu)	$—	$2.50	$2.50
Collars:
Hedged volume (MMBtu)	4,692,000	10,731,000	4,635,500
Weighted-average floor price ($/MMBtu)	$3.00	$2.76	$2.50
Weighted-average ceiling price ($/MMBtu)	$5.60	$3.53	$3.60
Totals:
Total volume hedged with floor price (MMBtu)	4,692,000	18,771,000	12,855,500
Weighted-average floor price ($/MMBtu)	$3.00	$2.65	$2.50
Total volume hedged with ceiling price (MMBtu)	4,692,000	10,731,000	4,635,500
Weighted-average ceiling price ($/MMBtu)	$5.60	$3.53	$3.60

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

b. Balance sheet presentation
In accordance with the Company's standard practice, its derivatives are subject to counterparty netting under agreements governing such derivatives. The Company's oil, NGL and natural gas derivatives are presented on a net basis as "Derivatives" on the unaudited consolidated balance sheets. See Note 9.a for a summary of the fair value of derivatives on a gross basis.
By using derivatives to hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. For the Company, market risk is the exposure to changes in the market price of oil, NGL and natural gas, which are subject to fluctuations from a variety of factors, including changes in supply and demand. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, thereby creating credit risk. The Company's counterparties are participants in the Senior Secured Credit Facility, which is secured by the Company's oil, NGL and natural gas reserves; therefore, the Company is not required to post any collateral. The Company does not require collateral from its derivative counterparties. The Company minimizes the credit risk in derivatives by: (i) limiting its exposure to any single counterparty, (ii) entering into derivatives only with counterparties that meet the Company's minimum credit quality standard or have a guarantee from an affiliate that meets the Company's minimum credit quality standard and (iii) monitoring the creditworthiness of the Company's counterparties on an ongoing basis.
Note 9—Fair value measurements
The Company accounts for its oil, NGL and natural gas derivatives at fair value. The fair value of derivatives is determined utilizing pricing models for similar instruments. The models use a variety of techniques to arrive at fair value, including quotes and pricing analysis. Inputs to the pricing models include publicly available prices and forward curves generated from a compilation of data gathered from third parties.
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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company conducts a review of fair value hierarchy classifications on an annual basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Transfers between fair value hierarchy levels are recognized and reported in the period in which the transfer occurred. No transfers between fair value hierarchy levels occurred during the three or nine months ended September 30, 2016 or 2015.

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

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of September 30, 2016:
Assets
Current:
Oil derivatives	$—	$67,377	$—	$67,377	$(281)	$67,096
NGL derivative(1)	—	362	—	362	(181)	181
Natural gas derivatives	—	2,691	—	2,691	(1,282)	1,409
Oil deferred premiums	—	—	—	—	(3,595)	(3,595)
Natural gas deferred premiums	—	—	—	—	(607)	(607)
Noncurrent:
Oil derivatives	$—	$21,954	$—	$21,954	$170	$22,124
NGL derivative(1)	—	(72)	—	(72)	72	—
Natural gas derivatives	—	2,602	—	2,602	(2,602)	—
Oil deferred premiums	—	—	—	—	(252)	(252)
Natural gas deferred premiums	—	—	—	—	—	—
Liabilities
Current:
Oil derivatives	$—	$(134)	$—	$(134)	$281	$147
NGL derivative	—	(181)	—	(181)	181	—
Natural gas derivatives	—	(638)	—	(638)	1,282	644
Oil deferred premiums	—	—	(4,349)	(4,349)	3,595	(754)
Natural gas deferred premiums	—	—	(2,272)	(2,272)	607	(1,665)
Noncurrent:
Oil derivatives	$—	$(1,920)	$—	$(1,920)	$(170)	$(2,090)
NGL derivative	—	(132)	—	(132)	(72)	(204)
Natural gas derivatives	—	(278)	—	(278)	2,602	2,324
Oil deferred premiums	—	—	(252)	(252)	252	—
Natural gas deferred premiums	—	—	(3,131)	(3,131)	—	(3,131)
Net derivative position	$—	$91,631	$(10,004)	$81,627	$—	$81,627
_____________________________________________________________________________

(1)	The associated contract is in an overall asset position.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of December 31, 2015:
Assets
Current:
Oil derivatives	$—	$194,940	$—	$194,940	$—	$194,940
Natural gas derivatives	—	13,166	—	13,166	—	13,166
Oil deferred premiums	—	—	—	—	(9,301)	(9,301)
Natural gas deferred premiums	—	—	—	—	—	—
Noncurrent:
Oil derivatives	$—	$80,302	$—	$80,302	$—	$80,302
Natural gas derivatives	—	2,459	—	2,459	—	2,459
Oil deferred premiums	—	—	—	—	(4,877)	(4,877)
Natural gas deferred premiums	—	—	—	—	(441)	(441)
Liabilities
Current:
Oil derivatives	$—	$—	$—	$—	$—	$—
Natural gas derivatives	—	—	—	—	—	—
Oil deferred premiums	—	—	(9,301)	(9,301)	9,301	—
Natural gas deferred premiums	—	—	—	—	—	—
Noncurrent:
Oil derivatives	$—	$—	$—	$—	$—	$—
Natural gas derivatives	—	—	—	—	—	—
Oil deferred premiums	—	—	(4,877)	(4,877)	4,877	—
Natural gas deferred premiums	—	—	(441)	(441)	441	—
Net derivative position	$—	$290,867	$(14,619)	$276,248	$—	$276,248
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents actual cash payments required for deferred premiums for the calendar years presented:

(in thousands)	September 30, 2016
Remaining 2016	$2,697
2017	5,354
2018	2,100
Total	$10,151
A summary of the changes in assets classified as Level 3 measurements for the periods presented are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Balance of Level 3 at beginning of period	$(12,662)	$(12,087)	$(14,619)	$(9,285)
Change in net present value of deferred premiums for derivatives	(51)	(53)	(184)	(141)
Total purchases and settlements:
Purchases	—	(437)	(6,072)	(5,821)
Settlements(1)	2,709	1,248	10,871	3,918
Balance of Level 3 at end of period	$(10,004)	$(11,329)	$(10,004)	$(11,329)
_____________________________________________________________________________

(1)
The amount for the nine months ended September 30, 2016 includes $3.9 million which represents the present value of deferred premiums settled in the Company's restructuring upon their early termination.

b. Fair value measurement on a nonrecurring basis
The Company accounts for the impairment of long-lived assets, if any, at fair value on a nonrecurring basis. For purposes of fair value measurement, it was determined that the impairment of long-lived assets is classified as Level 3, based on the use of internally developed cash flow models. The Company accounts for the impairment of inventory, if any, at LCM on a nonrecurring basis. For purposes of market measurement, it was determined that the impairment of inventory is classified as Level 2, based on the use of a replacement cost approach. See Note 2.g for discussion regarding the Company's impairment of (i) materials and supplies for the nine months ended September 30, 2016 and 2015 and (ii) line-fill for the three and nine months ended September 30, 2015.
The accounting policies for impairment of oil and natural gas properties are discussed in Note 2.f. Significant inputs included in the calculation of discounted cash flows used in the impairment analysis include the Company's estimate of operating and development costs, anticipated production of evaluated reserves and other relevant data. See Note 2.f for discussion regarding the prices used in the calculation of discounted cash flows for the quarters ended September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015.
The Company accounts for acquisitions of evaluated and unevaluated oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. See Note 4.a for additional discussion of the Company's acquisitions.
Note 10—Net income (loss) per common share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution of non-vested restricted stock awards, performance share awards and outstanding stock options. For the nine months ended September 30, 2016 and for the three and nine months ended September 30, 2015, all of these potentially dilutive items were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net loss per share.
The effect of the Company's outstanding stock options was excluded from the calculation of diluted net income per common share for the three months ended September 30, 2016. The inclusion of these options would be anti-dilutive due to the following: (i) utilizing the treasury stock method, the sum of the assumed proceeds exceeded the average stock price during the period for the restricted stock option awards granted in 2016 and (ii) the exercise prices for all other outstanding stock options

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

were greater than the average market price during the period. See Note 6.b for additional discussion of stock option award activity.
The following is the calculation of basic and diluted weighted-average common shares outstanding and net income (loss) per share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except for per share data)	2016	2015	2016	2015
Net income (loss) (numerator):
Net income (loss)—basic and diluted	$9,485	$(847,783)	$(242,318)	$(1,245,289)
Weighted-average common shares outstanding (denominator):
Basic(1)	234,639	211,204	221,303	195,081
Non-vested restricted stock awards(2)	253	—	—	—
Performance share awards(3)	3,216	—	—	—
Diluted	238,108	211,204	221,303	195,081
Net income (loss) per common share:
Basic	$0.04	$(4.01)	$(1.09)	$(6.38)
Diluted	$0.04	$(4.01)	$(1.09)	$(6.38)
_____________________________________________________________________________

(1)
Weighted-average common shares outstanding used in the computation of basic and diluted net income (loss) per common share attributable to stockholders was computed taking into account equity offerings that occurred during the respective periods. See Note 3 for additional discussion of the Company's equity offerings.

(2)	For the three months ended September 30, 2016, the dilutive effect of the non-vested restricted stock awards was calculated utilizing the treasury stock method.

(3)
For the three months ended September 30, 2016, the dilutive effect of the performance share awards was calculated utilizing the Company's total shareholder return from the beginning of each performance share awards' respective performance period to September 30, 2016 in comparison to the peers specified in each performance share awards' respective agreement. See Note 6.c for additional discussion of the Company's performance share awards.

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
The Company uses derivatives to hedge its exposure to oil, NGL and natural gas price volatility. These transactions expose the Company to potential credit risk from its counterparties. In accordance with the Company's standard practice, its derivatives are subject to counterparty netting under agreements governing such derivatives; therefore, the credit risk associated with its derivative counterparties is somewhat mitigated. See Notes 2.e, 8 and 9 for additional information regarding the Company's derivatives.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

b.    Drilling contract

The Company has committed to several drilling contracts with a third party to facilitate the Company's drilling plans. One of these contracts contains an early termination clause that requires the Company to potentially pay penalties to the third party should the Company cease drilling efforts. This penalty would negatively impact the Company's financial statements upon early contract termination. The future commitment of $1.5 million as of September 30, 2016 is not recorded in the accompanying unaudited consolidated balance sheets. Management does not currently anticipate the early termination of this contract in 2016.

c.    Firm sale and transportation commitments
The Company has committed to deliver for sale or transportation fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to deficiency payments. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. Management anticipates continuing this practice in the future. Also, if production is not sufficient to satisfy the Company's delivery commitments, the Company can and may use spot market purchases to fulfill the commitments. During the three months ended September 30, 2016, the Company incurred $1.6 million in deficiency payments which are reported on the unaudited consolidated statements of operations on the "Minimum volume commitments" line item. During the nine months ended September 30, 2015, the Company incurred $5.2 million in deficiency payments, of which $3.0 million was a result of a negotiated buyout of a minimum volume commitment for future periods to Medallion (as defined below). See Note 14 for additional discussion regarding Medallion, the Company's variable interest entity ("VIE"). Future commitments of $386.8 million as of September 30, 2016 are not recorded in the accompanying unaudited consolidated balance sheets.

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

e.    Other commitments

See Notes 2.i, 14 and 15.a for the amount of and discussion regarding the commitments to the Company's non-consolidated VIE.
Note 13—2015 Restructuring
Following the fourth-quarter 2014 drop in oil prices, in an effort to reduce costs and to better position the Company for ongoing efficient growth, on January 20, 2015, the Company executed a company-wide restructuring and reduction in force (the "RIF") that included (i) the relocation of certain employees from the Company's Dallas, Texas area office to the Company's other existing offices in Tulsa, Oklahoma and Midland, Texas; (ii) closing the Company's Dallas, Texas area office; (iii) a workforce reduction of approximately 75 employees and (iv) the release of 24 contract personnel. The RIF was communicated to employees on January 20, 2015 and was generally effective immediately. The Company's compensation committee approved the RIF and the related severance package. The Company incurred $6.0 million in expenses during the nine months ended September 30, 2015 related to the RIF. There were no comparative amounts recorded in the nine months ended September 30, 2016.
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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
LMS contributed $16.0 million and $58.7 million during the three and nine months ended September 30, 2016, respectively, and $48.5 million and $63.0 million during the three and nine months ended September 30, 2015, respectively, to Medallion Gathering & Processing, LLC, a Texas limited liability company formed on October 12, 2012, and its wholly-owned subsidiaries (together "Medallion").
LMS holds 49% of Medallion's ownership units. Medallion was established for the purpose of developing midstream solutions and providing midstream infrastructure to bring oil, NGL and natural gas to market. LMS and the other 51% interest-holder have agreed that the voting rights of Medallion, the profit and loss sharing, and the additional capital contribution requirements shall be equal to the ownership unit percentage held. Additionally, Medallion requires a super-majority vote of 75% for all key operating and business decisions. The Company has determined that Medallion is a VIE. However, LMS is not considered to be the primary beneficiary of the VIE because LMS does not have the power to direct the activities that most significantly affect Medallion's economic performance. As such, Medallion is accounted for under the equity method of accounting with the Company's proportionate share of Medallion's net income reflected in the unaudited consolidated statements of operations as "Income from equity method investee" and the carrying amount reflected in the unaudited consolidated balance sheets as "Investment in equity method investee." The Company has elected to classify distributions received from Medallion using the cumulative earnings approach. No such distributions have been received to date.
During the nine months ended September 30, 2016 and 2015, Medallion continued expansion activities on existing portions of its pipeline infrastructure in order to gather and transport additional third-party oil production. During the nine months ended September 30, 2015, Medallion began recognizing revenue due to its main pipeline becoming fully operational. See Note 15.a for discussion of items included in the Company's unaudited consolidated financial statements related to Medallion.
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
Note 15—Related parties
a.    Medallion
The following table summarizes items included in the unaudited consolidated statements of operations related to Medallion for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Midstream service revenues	$—	$—	$—	$487
Minimum volume commitments	$—	$—	$—	$5,235
Interest and other income	$—	$50	$—	$158

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table summarizes items included in the unaudited consolidated balance sheets related to Medallion as of the dates presented:

(in thousands)	September 30, 2016	December 31, 2015
Accounts receivable, net	$—	$1,163
Other assets, net(1)	$1,025	$1,025
Other current liabilities(2)	$102	$27,583
______________________________________________________________________________

(1)	Amounts included in "Other assets, net" above represent LMS owned line-fill in Medallion's pipeline.

(2)
Amounts included in "Other current liabilities" above represent LMS' accrued line-fill purchase in Medallion's pipeline as of September 30, 2016 and capital contribution payable to Medallion as of December 31, 2015.

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
The following table summarizes the oil, NGL and natural gas sales and midstream service revenues received from Targa included in the unaudited consolidated statements of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Oil, NGL and natural gas sales	$24,169	$23,540	$60,086	$77,183
Midstream service revenues	$101	$—	$338	$—
The following table summarizes the amounts included in accounts receivable, net from Targa in the unaudited consolidated balance sheets as of the dates presented:

(in thousands)	September 30, 2016	December 31, 2015
Accounts receivable, net	$9,447	$6,097
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
The following table summarizes the lease operating expenses related to Archrock included in the unaudited consolidated statements of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Lease operating expenses	$498	$391	$1,499	$1,167
The following table summarizes the capital expenditures related to Archrock included in the unaudited consolidated statements of cash flows for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Capital expenditures:
Midstream service assets	$—	$—	$20	$64
The following table summarizes the amounts included in accounts payable from Archrock in the unaudited consolidated balance sheets as of the dates presented:

(in thousands)	September 30, 2016	December 31, 2015
Accounts payable	$—	$13

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

d.    Helmerich & Payne, Inc.
The Company has had drilling contracts with Helmerich & Payne, Inc. ("H&P"). Laredo's Chairman and Chief Executive Officer is on the board of directors of H&P.
The following table summarizes the capitalized oil and natural gas properties related to H&P included in the unaudited consolidated statements of cash flows for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Capital expenditures:
Oil and natural gas properties	$—	$—	$—	$2,434
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

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents selected financial information, for the periods presented, regarding the Company's operating segments on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis:

(in thousands)	Exploration and production	Midstream and marketing	Eliminations	Consolidated company
Three months ended September 30, 2016:
Oil, NGL and natural gas sales	$115,188	$488	$(871)	$114,805
Midstream service revenues	—	15,357	(12,869)	2,488
Sales of purchased oil	—	42,441	—	42,441
Total revenues	115,188	58,286	(13,740)	159,734
Lease operating expenses, including production and ad valorem tax	28,624	—	(3,381)	25,243
Midstream service expenses, including minimum volume commitments	1,582	9,079	(8,040)	2,621
Costs of purchased oil	—	44,232	—	44,232
General and administrative(1)	23,883	2,222	—	26,105
Depletion, depreciation and amortization(2)	32,883	2,275	—	35,158
Impairment expense	—	—	—	—
Other operating costs and expenses(3)	832	51	—	883
Operating income	$27,384	$427	$(2,319)	$25,492
Other financial information:
Income from equity method investee	$—	$265	$—	$265
Interest expense(4)	$(21,631)	$(1,446)	$—	$(23,077)
Capital expenditures(5)	$(79,843)	$(806)	$—	$(80,649)
Gross property and equipment(6)	$5,682,251	$384,091	$(6,923)	$6,059,419
Three months ended September 30, 2015:
Oil, NGL and natural gas sales	$105,025	$753	$(1,171)	$104,607
Midstream service revenues	—	7,917	(6,044)	1,873
Sales of purchased oil	—	43,860	—	43,860
Total revenues	105,025	52,530	(7,215)	150,340
Lease operating expenses, including production and ad valorem tax	35,531	—	(2,524)	33,007
Midstream service expenses	—	5,240	(4,148)	1,092
Costs of purchased oil	—	46,961	—	46,961
General and administrative(1)	20,713	2,200	—	22,913
Depletion, depreciation and amortization(2)	64,664	2,113	—	66,777
Impairment expense	906,420	430	—	906,850
Other operating costs and expenses(3)	548	51	—	599
Operating loss	$(922,851)	$(4,465)	$(543)	$(927,859)
Other financial information:
Income from equity method investee	$—	$2,104	$—	$2,104
Interest expense(4)	$(22,030)	$(1,318)	$—	$(23,348)
Capital expenditures	$(117,962)	$(979)	$—	$(118,941)
Gross property and equipment(6)	$5,178,245	$314,138	$(908)	$5,491,475
_______________________________________________________________________________

(1)
General and administrative expense was allocated based on the number of employees in the respective segment as of September 30, 2016 and 2015. Certain components of general and administrative expense, primarily payroll, deferred compensation and vehicle expenses, were not allocated but were actual expenses for each segment. Land and geology expenses were not allocated to the midstream and marketing segment.

(2)
Depletion, depreciation and amortization were actual expenses for each segment with the exception of the allocation of depreciation of other fixed assets, which is based on the number of employees in the respective segment as of September 30, 2016 and 2015.

(3)	Other operating costs and expenses primarily consist of accretion of asset retirement obligations. These are actual costs and expenses and were not allocated.

(4)
Interest expense was allocated to the exploration and production segment based on gross property and equipment as of September 30, 2016 and 2015 and allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of September 30, 2016 and 2015.

(5)	Capital expenditures excludes acquisition of oil and natural gas properties for the three months ended September 30, 2016.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(6)
Gross property and equipment for the midstream and marketing segment includes investment in equity method investee totaling $229.9 million and $160.2 million as of September 30, 2016 and 2015, respectively. Other fixed assets were allocated based on the number of employees in the respective segment as of September 30, 2016 and 2015.

(in thousands)	Exploration and production	Midstream and marketing	Eliminations	Consolidated company
Nine months ended September 30, 2016:
Oil, NGL and natural gas sales	$290,856	$488	$(871)	$290,473
Midstream service revenues	—	37,762	(31,841)	5,921
Sales of purchased oil	—	116,670	—	116,670
Total revenues	290,856	154,920	(32,712)	413,064
Lease operating expenses, including production and ad valorem tax	87,781	—	(8,378)	79,403
Midstream service expenses, including minimum volume commitments	1,582	22,160	(19,334)	4,408
Costs of purchased oil	—	121,190	—	121,190
General and administrative(1)	60,380	5,678	—	66,058
Depletion, depreciation and amortization(2)	104,144	6,669	—	110,813
Impairment expense	162,027	—	—	162,027
Other operating costs and expenses(3)	2,430	157	—	2,587
Operating loss	$(127,488)	$(934)	$(5,000)	$(133,422)
Other financial information:
Income from equity method investee	$—	$6,259	$—	$6,259
Interest expense(4)	$(65,984)	$(4,310)	$—	$(70,294)
Capital expenditures(5)	$(277,717)	$(4,231)	$—	$(281,948)
Gross property and equipment(6)	$5,682,251	$384,091	$(6,923)	$6,059,419
Nine months ended September 30, 2015:
Oil, NGL and natural gas sales	$348,915	$1,086	$(1,722)	$348,279
Midstream service revenues	—	15,962	(11,054)	4,908
Sales of purchased oil	—	130,178	—	130,178
Total revenues	348,915	147,226	(12,776)	483,365
Lease operating expenses, including production and ad valorem tax	120,799	—	(7,620)	113,179
Midstream service expenses, including minimum volume commitments	4,399	9,580	(4,481)	9,498
Costs of purchased oil	—	132,578	—	132,578
General and administrative(1)	61,838	6,138	—	67,976
Depletion, depreciation and amortization(2)	204,908	5,923	—	210,831
Impairment expense	1,396,786	541	—	1,397,327
Other operating costs and expenses(3)	7,520	293	—	7,813
Operating loss	$(1,447,335)	$(7,827)	$(675)	$(1,455,837)
Other financial information:
Income from equity method investee	$—	$4,585	$—	$4,585
Interest expense(4)	$(75,962)	$(3,770)	$—	$(79,732)
Loss on early redemption of debt(7)	$(30,056)	$(1,481)	$—	$(31,537)
Capital expenditures	$(498,834)	$(35,293)	$—	$(534,127)
Gross property and equipment(6)	$5,178,245	$314,138	$(908)	$5,491,475
_______________________________________________________________________________

(1)
General and administrative expense was allocated based on the number of employees in the respective segment as of September 30, 2016 and 2015. Certain components of general and administrative expense, primarily payroll, deferred compensation and vehicle expenses, were not allocated but were actual expenses for each segment. Land and geology expenses were not allocated to the midstream and marketing segment.

(2)
Depletion, depreciation and amortization were actual expenses for each segment with the exception of the allocation of depreciation of other fixed assets, which is based on the number of employees in the respective segment as of September 30, 2016 and 2015.

(3)
Other operating costs and expenses consist of accretion of asset retirement obligations for the nine months ended September 30, 2016 and 2015 and restructuring expense for the nine months ended September 30, 2015. These are actual costs and expenses and were not allocated.

(4)
Interest expense was allocated to the exploration and production segment based on gross property and equipment as of September 30, 2016 and 2015 and allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of September 30, 2016 and 2015.

(5)	Capital expenditures excludes acquisition of oil and natural gas properties for the nine months ended September 30, 2016.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(6)
Gross property and equipment for the midstream and marketing segment includes investment in equity method investee totaling $229.9 million and $160.2 million as of September 30, 2016 and 2015, respectively. Other fixed assets were allocated based on the number of employees in the respective segment as of September 30, 2016 and 2015.

(7)
Loss on early redemption of debt was allocated to the exploration and production segment based on gross property and equipment as of September 30, 2015 and allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of September 30, 2015.

Note 17—Subsidiary guarantors
The Guarantors have fully and unconditionally guaranteed the January 2022 Notes, the May 2022 Notes, the March 2023 Notes and the Senior Secured Credit Facility (and had guaranteed the January 2019 Notes until the Redemption Date), subject to the Releases. In accordance with practices accepted by the SEC, Laredo has prepared condensed consolidating financial statements to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following unaudited condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015, unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2016 and 2015 and unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2016 and 2015 present financial information for Laredo on a stand-alone basis (carrying any investment in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a condensed consolidated basis. Deferred income taxes for LMS and for GCM are recorded on Laredo's statements of financial position, statements of operations and statements of cash flows as they are disregarded entities for income tax purposes. Laredo and the Guarantors are not restricted from making intercompany distributions to each other. During the three and nine months ended September 30, 2016, certain assets were transferred from Laredo to LMS and from LMS to Laredo at historical cost.

Condensed consolidating balance sheet
September 30, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$67,102	$14,121	$—	$81,223
Other current assets	107,713	1,460	—	109,173
Oil and natural gas properties, net	1,136,943	9,311	(6,923)	1,139,331
Midstream service assets, net	—	126,672	—	126,672
Other fixed assets, net	39,035	604	—	39,639
Investment in subsidiaries and equity method investee	363,717	229,912	(363,717)	229,912
Other long-term assets	26,629	3,869	—	30,498
Total assets	$1,741,139	$385,949	$(370,640)	$1,756,448

Accounts payable	$19,113	$920	$—	$20,033
Other current liabilities	121,888	18,334	—	140,222
Long-term debt, net	1,353,232	—	—	1,353,232
Other long-term liabilities	52,882	2,978	—	55,860
Stockholders' equity	194,024	363,717	(370,640)	187,101
Total liabilities and stockholders' equity	$1,741,139	$385,949	$(370,640)	$1,756,448

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating balance sheet
December 31, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$74,613	$13,086	$—	$87,699
Other current assets	244,477	56	—	244,533
Oil and natural gas properties, net	1,017,565	9,350	(1,923)	1,024,992
Midstream service assets, net	—	131,725	—	131,725
Other fixed assets, net	43,210	328	—	43,538
Investment in subsidiaries and equity method investee	301,891	192,524	(301,891)	192,524
Other long-term assets	84,360	3,916	—	88,276
Total assets	$1,766,116	$350,985	$(303,814)	$1,813,287

Accounts payable	$12,203	$1,978	$—	$14,181
Other current liabilities	158,283	44,351	—	202,634
Long-term debt, net	1,416,226	—	—	1,416,226
Other long-term liabilities	46,034	2,765	—	48,799
Stockholders' equity	133,370	301,891	(303,814)	131,447
Total liabilities and stockholders' equity	$1,766,116	$350,985	$(303,814)	$1,813,287

Condensed consolidating statement of operations
For the three months ended September 30, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$115,091	$58,383	$(13,740)	$159,734
Total costs and expenses	90,073	55,590	(11,421)	134,242
Operating income	25,018	2,793	(2,319)	25,492
Interest expense and other, net	(23,044)	—	—	(23,044)
Other non-operating income	9,830	254	(3,047)	7,037
Income before income tax	11,804	3,047	(5,366)	9,485
Income tax	—	—	—	—
Net income	$11,804	$3,047	$(5,366)	$9,485

Condensed consolidating statement of operations
For the nine months ended September 30, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$290,724	$155,052	$(32,712)	$413,064
Total costs and expenses	424,274	149,924	(27,712)	546,486
Operating income (loss)	(133,550)	5,128	(5,000)	(133,422)
Interest expense and other, net	(70,151)	—	—	(70,151)
Other non-operating income (expense)	(33,617)	6,237	(11,365)	(38,745)
Income (loss) before income tax	(237,318)	11,365	(16,365)	(242,318)
Income tax	—	—	—	—
Net income (loss)	$(237,318)	$11,365	$(16,365)	$(242,318)

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of operations
For the three months ended September 30, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$104,920	$52,635	$(7,215)	$150,340
Total costs and expenses	1,030,143	54,728	(6,672)	1,078,199
Operating loss	(925,223)	(2,093)	(543)	(927,859)
Interest expense and other, net	(23,256)	—	—	(23,256)
Other non-operating income	142,497	2,013	80	144,590
Loss before income tax	(805,982)	(80)	(463)	(806,525)
Deferred income tax expense	(41,258)	—	—	(41,258)
Net loss	$(847,240)	$(80)	$(463)	$(847,783)
Condensed consolidating statement of operations
For the nine months ended September 30, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$348,753	$147,388	$(12,776)	$483,365
Total costs and expenses	1,802,810	148,493	(12,101)	1,939,202
Operating loss	(1,454,057)	(1,105)	(675)	(1,455,837)
Interest expense and other, net	(79,344)	—	—	(79,344)
Other non-operating income	111,842	4,494	(3,389)	112,947
Income (loss) before income tax	(1,421,559)	3,389	(4,064)	(1,422,234)
Deferred income tax benefit	176,945	—	—	176,945
Net income (loss)	$(1,244,614)	$3,389	$(4,064)	$(1,245,289)
Condensed consolidating statement of cash flows
For the nine months ended September 30, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash flows provided by operating activities	$244,213	$12,606	$(11,365)	$245,454
Change in investment between affiliates	(61,677)	50,312	11,365	—
Capital expenditures and other	(392,977)	(62,918)	—	(455,895)
Net cash flows provided by financing activities	209,647	—	—	209,647
Net decrease in cash and cash equivalents	(794)	—	—	(794)
Cash and cash equivalents at beginning of period	31,153	1	—	31,154
Cash and cash equivalents at end of period	$30,359	$1	$—	$30,360

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of cash flows
For the nine months ended September 30, 2015
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash flows provided by (used in) operating activities	$229,065	$(172)	$(3,389)	$225,504
Change in investment between affiliates	(101,858)	98,469	3,389	—
Capital expenditures and other	(433,580)	(98,297)	—	(531,877)
Net cash flows provided by financing activities	353,455	—	—	353,455
Net increase in cash and cash equivalents	47,082	—	—	47,082
Cash and cash equivalents at beginning of period	29,320	1	—	29,321
Cash and cash equivalents at end of period	$76,402	$1	$—	$76,403
Note 18—Recently issued or adopted accounting pronouncements
The Company considers the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"). The ASUs listed below were either adopted during the nine months ended September 30, 2016 or the discussion of the ASU was determined to be meaningful to the Company's consolidated financial statements.
In August 2016, the FASB issued new guidance in Topic 230, Classification of Certain Cash Receipts and Cash Payments, to address the following cash flow issues: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. If practical, the amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company elected to early-adopt this guidance in the third quarter of 2016 on a retrospective basis, and the adoption did not have an effect on its unaudited consolidated financial statements.
In March, April and May 2016, the FASB, issued new guidance in Topic 606, Revenue from Contracts with Customers, to address the following potential implementation issues of the new revenue standard: (a) to clarify the implementation guidance on principal versus agent considerations, (b) to clarify the identification of performance obligations and the licensing implementation guidance and (c) to address certain issues in the guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements for the amendments in these updates are the same as the effective date and transition requirements for the guidance issued in May 2014 and August 2015 to Topic 606. These updates are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements upon adoption.
In March 2016, the FASB issued new guidance in Topic 718, Compensation—Stock Compensation, which seeks to simplify the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the applicable amendments in the same period. The Company elected to early-adopt this guidance in the third quarter of 2016 utilizing the adoption methods required by the ASU. The Company will continue its current accounting policy of estimating forfeitures. See Note 7 for discussion of additional accounting consequences related to the adoption of this ASU.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

In February 2016, the FASB issued new guidance in Topic 842, Leases. The core principle of the new guidance is that a lessee should recognize the assets and liabilities that arise from leases in the statement of financial position. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous leases guidance. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements upon adoption.
In July 2015, the FASB issued new guidance in Topic 330, Inventory, which seeks to simplify the measurement of inventory. The amendments in this update apply to inventory that is measured using all methods excluding last-in, first-out and the retail inventory method. The main substantive provision of this guidance is for an entity to change the subsequent measurement of inventory, within the scope of this guidance, from LCM to the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years and should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In April 2015, the FASB issued new guidance in Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. In addition, the guidance in this update supersedes paragraph 350-40-25-16. The amendments in this update are effective for annual periods beginning after December 15, 2015, including interim periods within those annual periods and should be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company adopted this ASU in the first quarter of 2016 on a prospective basis, and the adoption did not have an effect on its unaudited consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard's application impact to individual financial statement line items. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements upon adoption.
Note 19—Subsequent events
a.    New derivative contracts
Subsequent to September 30, 2016, the following new derivatives were entered into:

	Aggregate volumes(1)	Floor price(2)	Ceiling price(2)	Contract period
Oil:
Collar(3)(4)	1,168,000	$50.00	$60.75	January 2017 - December 2017
Natural gas:
Collar(3)	3,723,000	$3.00	$3.54	January 2017 - December 2017
_____________________________________________________________

(1)	Oil is in Bbl and natural gas is in MMBtu.

(2)	Oil is in $/Bbl and natural gas is in $/MMBtu.

(3)	See Note 8.a for information regarding the Company's derivative settlement indices.

(4)	There are $1.7 million in deferred premiums associated with this contract.
b.   Acquisition of evaluated and unevaluated oil and natural gas properties
On October 11, 2016, the Company conducted the third and final closing under the acquisition agreement described in Note 4.a. This closing covered certain remaining interests that were subject to preferential purchase rights and consents, and the value of the interests acquired in this closing was $9.1 million before customary closing adjustments, bringing the total purchase price paid under this agreement to $124.7 million.

Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 20—Supplementary information
Costs incurred in oil and natural gas property acquisition, exploration and development activities
Costs incurred in the acquisition, exploration and development of oil, NGL and natural gas assets are presented below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Property acquisition costs:				—
Evaluated(1)	$5,905	$—	$5,905	$—
Unevaluated	110,800	—	110,800	—
Exploration	6,718	7,803	33,750	16,157
Development costs(2)	72,411	64,451	225,103	381,641
Total costs incurred	$195,834	$72,254	$375,558	$397,798
____________________________________________________________________________

(1)	Evaluated property acquisition costs include $1.1 million in asset retirement obligations for the three and nine months ended September 30, 2016.

(2)
Development costs include $0.3 million in asset retirement obligations for the three months ended September 30, 2016 and 2015 and $0.5 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

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
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties, and the transportation of oil, NGL and natural gas from such properties, primarily in the Permian Basin in West Texas. Since our inception, we have grown primarily through our drilling program coupled with select strategic acquisitions and joint ventures.
Our financial and operating performance for the three months ended September 30, 2016 included the following:

•	Oil, NGL and natural gas sales of $114.8 million, compared to $104.6 million for the three months ended September 30, 2015;

•	Average daily sales volumes of 51,276 BOE/D, compared to 44,820 BOE/D for the three months ended September 30, 2015;

•	Net income of $9.5 million, compared to net loss of $847.8 million, which included a non-cash full cost ceiling impairment of $906.4 million, for the three months ended September 30, 2015; and

•	Adjusted EBITDA (a non-GAAP financial measure) of $118.0 million, compared to $121.6 million for the three months ended September 30, 2015. See page 58 for a reconciliation of adjusted EBITDA.
Our financial and operating performance for the nine months ended September 30, 2016 included the following:

•	Oil, NGL and natural gas sales of $290.5 million, compared to $348.3 million for the nine months ended September 30, 2015;

•	Average daily sales volumes of 48,392 BOE/D, compared to 46,270 BOE/D for the nine months ended September 30, 2015;

•
Net loss of $242.3 million, including a non-cash full cost ceiling impairment of $161.1 million, compared to net loss of $1.25 billion, including a non-cash full cost ceiling impairment of $1.39 billion, for the nine months ended September 30, 2015; and

•	Adjusted EBITDA (a non-GAAP financial measure) of $326.3 million, compared to $359.3 million for the nine months ended September 30, 2015. See page 58 for a reconciliation of adjusted EBITDA.
Pricing, reserves and non-cash full cost ceiling impairment
Our results of operations are heavily influenced by oil, NGL and natural gas prices, which remain at low levels. Oil, NGL and natural gas price fluctuations are caused by changes in global and regional supply and demand, market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and natural gas activities, commodity prices have experienced significant fluctuations, and additional changes in commodity prices may affect the economic viability of, and our ability to fund, our drilling projects, as well as the economic valuation and economic recovery of oil, NGL and natural gas reserves.
Our reserves as of September 30, 2016 and December 31, 2015 are reported in three streams: oil, NGL and natural gas. Our net book value of evaluated oil and natural gas properties did not exceed the full cost ceiling amount as of September 30, 2016. As such, we did not record a third-quarter non-cash full cost ceiling impairment. See Note 2.f to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for prices used to value our reserves and additional discussion of our full cost impairments in prior periods.

We have entered into a number of derivatives, which have enabled us to offset a portion of the changes in our cash flow caused by price fluctuations on our sales of oil, NGL and natural gas as discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Recent developments
July 2016 equity offering
On July 19, 2016, we completed the sale of 13,000,000 shares of Laredo's common stock for net proceeds of $136.3 million, after underwriting discounts, commissions and offering expenses, which were used to repay borrowings under our Senior Secured Credit Facility. On August 9, 2016, the underwriters exercised their option to purchase an additional 1,950,000 shares of our common stock which resulted in net proceeds of approximately $20.5 million, after underwriting discounts, commissions and offering expenses.
Acquisition of proved and unproved oil and natural gas properties
During the three months ended September 30, 2016, we entered into an agreement to acquire approximately 9,200 net acres of additional leasehold interests in western Glasscock and Reagan counties within our core development area (which includes production of approximately 300 net BOE/D from existing vertical wells) for an aggregate purchase price of $125.0 million, subject to customary closing adjustments. On July 13 and August 24, 2016, we closed portions of this acquisition for $94.4 million and $21.2 million, respectively. For further discussion of this acquisition, see Note 4.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. On October 11, 2016, we conducted the third and final closing under this agreement. This closing covered certain remaining interests that were subject to preferential purchase rights and consents, and the value of the interests acquired in this closing was $9.1 million before customary closing adjustments, bringing the total purchase price paid under this agreement to $124.7 million.
Senior Secured Credit Facility reaffirmation
On October 24, 2016, pursuant to a regular semi-annual redetermination, our lenders reaffirmed the borrowing base under our Senior Secured Credit Facility at $815.0 million. Our aggregate elected commitment of $815.0 million remained unchanged.
Potential future commodity price impact on our fourth-quarter full cost ceiling impairment test
Oil, NGL and natural gas prices have somewhat stabilized in comparison to prices during the preceding 11-month period. As set forth below, if prices remain at or above the current levels, subject to numerous factors and inherent limitations, and if all other factors remain constant, we estimate that we will not incur a non-cash full cost ceiling impairment in the fourth quarter of 2016. Our hypothetical fourth-quarter 2016 prices of (a) $37.79 per barrel for oil, (b) $11.78 per barrel for NGL and (c) $1.75 per Mcf for natural gas (the "Pro Forma Prices") are higher than the Realized Prices utilized in our third-quarter full cost ceiling impairment test. The Pro Forma Prices use a slightly modified Realized Price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for oil, NGL and natural gas on the first day of the month for the 11 months ended November 1, 2016, with the price for November 1, 2016 held constant for the remaining twelfth month of the calculation. See Note 2.f to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for the Realized Prices utilized in our quarterly full cost ceiling impairment tests.
There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in future periods. In addition to unknown future commodity prices, other uncertainties include (i) changes in drilling and completion costs, (ii) changes in oilfield service costs, (iii) production results, (iv) our ability, in a low price environment, to strategically drill the most economic locations in our multi-stack horizontal targets, (v) income tax impacts, (vi) potential recognition of additional proved undeveloped reserves, (vii) any potential value added to our proved reserves when testing recoverability from drilling unbooked locations and (viii) the inherent significant volatility in the commodity prices for oil, NGL and natural gas exemplified by the large swings in recent months.
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

Core areas of operations
The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. As of September 30, 2016, we had assembled 130,010 net acres in the Permian Basin.
Sources of our revenue
Our revenues are primarily derived from the sale of produced oil, NGL and natural gas within the continental United States and the sale of purchased oil. Our revenues do not include the effects of derivatives. For the nine months ended September 30, 2016, our revenues were comprised of sales of 53% produced oil, 9% produced NGL, 8% produced natural gas, 28% purchased oil and 2% midstream services. Our oil, NGL and natural gas revenues may vary significantly from period to period as a result of changes in volumes of production and/or changes in commodity prices. Our sales of purchased oil revenue may vary due to changes in oil prices and market differentials. Our midstream service revenues may vary due to oil throughput fees and the level of services provided to third parties for (i) gathered natural gas, (ii) gas lift fees and (iii) water services.

Results of operations consolidated
Three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015
Oil, NGL and natural gas sales volumes, revenues and pricing
The following table sets forth information regarding oil, NGL and natural gas sales volumes, revenues and average sales prices per BOE sold, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Sales volumes:
Oil (MBbl)	2,150	1,844	6,168	5,954
NGL (MBbl)	1,272	1,150	3,491	3,234
Natural gas (MMcf)	7,766	6,778	21,600	20,663
Oil equivalents (MBOE)(1)(2)	4,718	4,124	13,260	12,632
Average daily sales volumes (BOE/D)(2)	51,276	44,820	48,392	46,270
% Oil	46%	45%	47%	47%
Oil, NGL and natural gas sales (in thousands):
Oil	$84,083	$79,084	$218,478	$268,093
NGL	14,678	11,913	37,850	39,181
Natural gas	16,044	13,610	34,145	41,005
Total oil, NGL and natural gas sales	$114,805	$104,607	$290,473	$348,279
Average sales prices:
Oil, realized ($/Bbl)(3)	$39.10	$42.88	$35.42	$45.03
NGL, realized ($/Bbl)(3)	$11.54	$10.36	$10.84	$12.12
Natural gas, realized ($/Mcf)(3)	$2.07	$2.01	$1.58	$1.98
Average price, realized ($/BOE)(3)	$24.34	$25.37	$21.91	$27.57
Oil, hedged ($/Bbl)(4)	$57.57	$76.74	$57.76	$72.69
NGL, hedged ($/Bbl)(4)	$11.54	$10.36	$10.84	$12.12
Natural gas, hedged ($/Mcf)(4)	$2.31	$2.37	$2.18	$2.34
Average price, hedged ($/BOE)(4)	$33.15	$41.11	$33.27	$41.19
________________________________________________________________________

(1)	BOE is calculated using a conversion rate of six Mcf per one Bbl.

(2)	The volumes presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

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

The following table presents cash settlements received for matured derivatives and premiums incurred previously or upon settlement attributable to instruments that settled during the periods utilized in our calculation of the hedged prices presented above:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Cash settlements received for matured derivatives:
Oil	$42,442	$63,510	$144,750	$168,068
Natural gas	1,865	2,632	12,876	7,811
Total	$44,307	$66,142	$157,626	$175,879
Premiums paid attributable to contracts that matured during the respective period:
Oil	$(2,709)	$(1,073)	$(6,972)	$(3,391)
Natural gas	—	(175)	—	(527)
Total	$(2,709)	$(1,248)	$(6,972)	$(3,918)

Changes in average realized sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended September 30, 2016 and 2015:

(in thousands)	Oil	NGL	Natural gas	Total net dollar effect of change
2015 Revenues	$79,084	$11,913	$13,610	$104,607
Effect of changes in average realized sales prices	(8,140)	1,492	450	(6,198)
Effect of changes in sales volumes	13,139	1,273	1,984	16,396
2016 Revenues	$84,083	$14,678	$16,044	$114,805
Changes in average realized sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the nine months ended September 30, 2016 and 2015:

(in thousands)	Oil	NGL	Natural gas	Total net dollar effect of change
2015 Revenues	$268,093	$39,181	$41,005	$348,279
Effect of changes in average realized sales prices	(59,264)	(4,448)	(8,720)	(72,432)
Effect of changes in sales volumes	9,649	3,117	1,860	14,626
2016 Revenues	$218,478	$37,850	$34,145	$290,473
Oil revenue. Our oil revenue is a function of oil production volumes sold and average sales prices received for those volumes. The increase in oil revenue of $5.0 million, or 6%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, is mainly due to a 17% increase in oil sales volumes, partially offset by a 9% decrease in average oil prices realized.
The decrease in oil revenue of $49.6 million, or 19%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, is mainly due to a 21% decrease in average oil prices realized, partially offset by a 4% increase in oil sales volumes.
NGL and natural gas revenues. Our NGL and natural gas revenues are a function of NGL and natural gas production volumes sold and average sales prices received for those volumes. The increase in NGL revenue of $2.8 million, or 23%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 is mainly due to an 11% increase in both average NGL prices realized and NGL sales volumes. The increase in natural gas revenue of $2.4 million, or 18%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, is mainly due to a 15% increase in natural gas sales volumes and a 3% increase in average natural gas prices realized.
The decrease in NGL revenue of $1.3 million, or 3%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, is mainly due to an 11% decrease in average NGL prices realized, partially offset by an 8% increase in NGL sales volumes. The decrease in natural gas revenue of $6.9 million, or 17%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, is mainly due to a 20% decrease in average natural gas prices realized, partially offset by a 5% increase in natural gas sales volumes.

Costs and expenses
The following table sets forth information regarding costs and expenses and average costs per BOE sold for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except for per BOE sold data)	2016	2015	2016	2015
Costs and expenses:
Lease operating expenses	$18,177	$25,112	$57,920	$86,698
Production and ad valorem taxes	7,066	7,895	21,483	26,481
Midstream service expenses	1,039	1,092	2,826	4,263
Minimum volume commitments	1,582	—	1,582	5,235
Costs of purchased oil	44,232	46,961	121,190	132,578
General and administrative:
Cash	16,454	16,036	46,496	50,043
Non-cash stock-based compensation	9,651	6,877	19,562	17,933
Restructuring expenses	—	—	—	6,042
Accretion of asset retirement obligations	883	599	2,587	1,771
Depletion, depreciation and amortization	35,158	66,777	110,813	210,831
Impairment expense	—	906,850	162,027	1,397,327
Total	$134,242	$1,078,199	$546,486	$1,939,202
Average costs per BOE sold:
Lease operating expenses	$3.85	$6.09	$4.37	$6.86
Production and ad valorem taxes	1.50	1.91	1.62	2.10
Midstream service expenses	0.22	0.26	0.21	0.34
General and administrative:
Cash	3.49	3.89	3.51	3.96
Non-cash stock-based compensation	2.05	1.67	1.48	1.42
Depletion, depreciation and amortization	7.45	16.19	8.36	16.69
Total	$18.56	$30.01	$19.55	$31.37
Lease operating expenses. Lease operating expenses, which include workover expenses, decreased by $6.9 million, or 28%, and $28.8 million, or 33%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Previous investments in field infrastructure, primarily in our four production corridors, including water takeaway and recycling facilities and centralized compression, have lowered expenses and reduced well downtime. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to lease operating expenses.
Production and ad valorem taxes. Production and ad valorem taxes decreased by $0.8 million, or 11%, and $5.0 million, or 19%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The quarter-over-quarter decrease is the combination of a $2.0 million decrease in ad valorem taxes partially offset by a $1.2 million increase in production taxes. The year-to-date decrease over the comparable period in 2015 is the combination of a $2.2 million decrease in production taxes and a $2.8 million decrease in ad valorem taxes. Ad valorem taxes are based on and fluctuate in proportion to the value of our reserves. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas revenue.
Midstream service expenses. See "—Results of operations - midstream and marketing" for a discussion of these expenses.
Minimum volume commitments. Amounts included in minimum volume commitments increased by $1.6 million for the three months ended September 30, 2016 and decreased by $3.7 million for the nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The quarter-over-quarter increase is a result of deficiency payments incurred relating to our under-delivery of the contractual amount pursuant to one of our natural gas contracts. We intend to renegotiate the contract in the fourth quarter of 2016 to minimize further deficiency payments. The year-to-date decrease over the comparable period in 2015 is mainly the result of our buyout of a minimum volume commitment to Medallion that related to natural gas gathering infrastructure constructed by Medallion on acreage that we do not plan to develop. See Notes 12.c and

14 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of minimum volume commitments.
    Costs of purchased oil. See "—Results of operations - midstream and marketing" for a discussion of these expenses.
General and administrative ("G&A"). The table below shows the changes in the significant components of G&A expense for the periods presented:

(in thousands)	Three months ended September 30, 2016 compared to 2015	Nine months ended September 30, 2016 compared to 2015
Changes in G&A:
Performance unit awards	$(1,060)	$(2,734)
Stock-based compensation, net of amounts capitalized	2,774	1,629
Professional fees	(438)	(1,542)
Salaries, benefits and bonuses, net of amounts capitalized	2,851	1,427
Other	(935)	(698)
Total changes in G&A	$3,192	$(1,918)
G&A expense, excluding stock-based compensation, increased by $0.4 million, or 3%, and decreased by $3.5 million, or 7%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The quarter-over-quarter increase is mainly due to an increase in salaries, benefits and bonuses, net of amounts capitalized, partially offset by decreased expenses relating to performance unit awards and professional fees. The year-to-date decrease over the comparable period in 2015 is mainly due to decreases in expenses related to performance unit awards and professional fees partially offset by an increase in salaries, benefits and bonuses, net of amounts capitalized. Expense incurred for our 2013 Performance Unit Awards were $1.0 million and $2.7 million during the three and nine months ended September 30, 2015, respectively. There was no comparable expense during the three and nine months ended September 30, 2016. The performance criteria of these awards were satisfied on December 31, 2015. They were paid during the first quarter of 2016 and were accounted for as liability awards.
Stock-based compensation, net of amounts capitalized, increased by $2.8 million, or 40%, and $1.6 million, or 9%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These increases are mainly due to the issuance of restricted stock awards, restricted option awards and performance share awards in connection with amendments to our LTIP approved by stockholders on May 25, 2016. For further discussion of our stock-based compensation, see Note 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
Restructuring expenses. Restructuring expenses relate to the first-quarter 2015 RIF that was undertaken to reduce expenses and better position ourselves for future operations in a low commodity price environment. Restructuring expenses of $6.0 million were incurred during the nine months ended September 30, 2015. No comparable expenses were recorded during the nine months ended September 30, 2016. See Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the RIF.

Depletion, depreciation and amortization ("DD&A"). The following table provides components of our DD&A expense for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except for per BOE sold data)	2016	2015	2016	2015
Depletion of evaluated oil and natural gas properties	$31,679	$63,167	$100,136	$200,440
Depreciation of midstream service assets	2,036	2,000	6,204	5,580
Depreciation and amortization of other fixed assets	1,443	1,610	4,473	4,811
Total DD&A	$35,158	$66,777	$110,813	$210,831
DD&A decreased by $31.6 million, or 47%, and $100.0 million, or 47%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, mainly due to the impact of our full cost ceiling impairments totaling $2.4 billion during the year ended December 31, 2015 and $161.1 million during the three months ended March 31, 2016.
Impairment expense. Our net book value of evaluated oil and natural gas properties exceeded the full cost ceiling amount at March 31, 2016, September 30, 2015 and June 30, 2015, and as a result, we recorded non-cash full cost ceiling impairments of $161.1 million, $906.4 million and $488.0 million, respectively. For further discussion of our non-cash full cost ceiling impairments, see Note 2.f to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. See Note 2.g to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for amounts of and information regarding other less material components of impairment expense.
Non-operating income (expense). The following table sets forth the components of non-operating income (expense) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Non-operating income (expense):
Gain (loss) on derivatives, net	$6,850	$142,580	$(43,783)	$141,836
Income from equity method investee	265	2,104	6,259	4,585
Interest expense	(23,077)	(23,348)	(70,294)	(79,732)
Interest and other income	33	92	143	388
Loss on early redemption of debt	—	—	—	(31,537)
Write-off of debt issuance costs	—	—	(842)	—
Loss on disposal of assets, net	(78)	(94)	(379)	(1,937)
Non-operating income (expense), net	$(16,007)	$121,334	$(108,896)	$33,603
Gain (loss) on derivatives, net. The table below shows the changes in the components of gain (loss) on derivatives, net for the periods presented:

(in thousands)	Three months ended September 30, 2016 compared to 2015	Nine months ended September 30, 2016 compared to 2015
Changes in gain (loss) on derivatives, net:
Fair value of derivatives outstanding	$(113,895)	$(247,366)
Early terminations of derivatives received	—	80,000
Cash settlements received for matured derivatives	(21,835)	(18,253)
Total changes in gain (loss) on derivatives, net	$(135,730)	$(185,619)
The change in fair value of derivatives outstanding for the three and nine months ended September 30, 2016 compared to the same periods in 2015 is the result of the changing relationship between our outstanding contract prices and the associated forward curves used to calculate the fair value of our derivatives in relation to expected market prices. In general, we experience gains during periods of decreasing market prices and losses during periods of increasing market prices. The change in gain (loss) on derivatives, net for the nine months ended September 30, 2016 compared to 2015 was partially offset by proceeds received in a hedge restructuring in which we early terminated floors of certain derivative contract collars, resulting in a termination amount due to us of $80.0 million. The $80.0 million was settled in full by applying the proceeds to the premiums on two new derivatives entered into as part of the hedge restructuring. Cash settlements received for matured derivatives are based on the cash settlement prices of our matured derivatives compared to the prices specified in the derivative contracts.

See Notes 2.e, 8 and 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.
Income from equity method investee. See "—Results of operations - midstream and marketing" for a discussion of this income.
Interest expense. The table below shows the changes in the significant components of interest expense for the periods presented:

(in thousands)	Three months ended September 30, 2016 compared to 2015	Nine months ended September 30, 2016 compared to 2015
Changes in interest expense:
January 2019 Notes	$—	$(13,865)
March 2023 Notes	61	4,740
Senior Secured Credit Facility, net of capitalized interest	(299)	(99)
Other	(33)	(214)
Total change in interest expense	$(271)	$(9,438)
Interest expense decreased by $0.3 million, or 1%, and $9.4 million, or 12%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These decreases are primarily due to the early redemption of the January 2019 Notes on April 6, 2015, which is partially offset by the 2015 issuance of the March 2023 Notes. The March 2023 Notes, which began accruing interest on March 18, 2015, have both a lower interest rate and a lower principal amount than the January 2019 Notes.
Loss on disposal of assets, net. Loss on disposal of assets, net did not change significantly for the three months ended September 30, 2016 as compared to the same period in 2015, and decreased by $1.6 million for the nine months ended September 30, 2016 as compared to the same period in 2015 as a result of lower losses related to the sales and write-off of materials and supplies and other fixed assets.
Income tax (expense) benefit. Income tax (expense) benefit for the periods presented was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Income tax (expense) benefit	$—	$(41,258)	$—	$176,945
During the year ended December 31, 2015, we recorded a valuation allowance against our net deferred tax asset due to uncertainties in the timing of the realization of our deferred tax assets. Because of continued uncertainties in the oil and gas markets, we recorded an additional valuation allowance of $79.8 million during the nine months ended September 30, 2016. Due to the recording of these valuation allowances, our effective rates are not meaningful for the three and nine months ended September 30, 2016 and 2015. For further discussion of our valuation allowance, see Note 7 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Results of operations - midstream and marketing
The following table presents selected financial information regarding our midstream and marketing operating segment for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Natural gas sales	$488	$753	$488	$1,086
Midstream service revenues	15,357	7,917	37,762	15,962
Sales of purchased oil	42,441	43,860	116,670	130,178
Total revenues	58,286	52,530	154,920	147,226
Midstream service expenses	9,079	5,240	22,160	8,745
Costs of purchased oil	44,232	46,961	121,190	132,578
General and administrative(1)	2,222	2,200	5,678	6,138
Depreciation and amortization(2)	2,275	2,113	6,669	5,923
Other operating costs and expenses(3)	51	481	157	1,669
Operating income (loss)	$427	$(4,465)	$(934)	$(7,827)
Other financial information:
Income from equity method investee	$265	$2,104	$6,259	$4,585
Interest expense(4)	$(1,446)	$(1,318)	$(4,310)	$(3,770)
Loss on early redemption of debt(5)	$—	$—	$—	$(1,481)
_______________________________________________________________________________

(1)
G&A expense was allocated based on the number of employees in the midstream and marketing segment as of September 30, 2016 and 2015. Certain components of G&A expense, primarily payroll, deferred compensation and vehicle expenses, were not allocated but were actual expenses for each segment. Land and geology expenses were not allocated to the midstream and marketing segment.

(2)
Depreciation and amortization were actual expenses for the midstream and marketing segment with the exception of the allocation of depreciation of other fixed assets, which was based on the number of employees in the midstream and marketing segment as of September 30, 2016 and 2015.

(3)
Other operating costs and expenses consist of restructuring expense for the nine months ended September 30, 2015, accretion of asset retirement obligations for the three and nine months ended September 30, 2016 and 2015, impairment for the three and nine months ended September 30, 2015 and minimum volume commitments for the nine months ended September 30, 2015. These are actual costs and expenses and were not allocated.

(4)
Interest expense was allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of September 30, 2016 and 2015.

(5)
Loss on early redemption of debt was allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of September 30, 2015.

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
Midstream service revenues. Our midstream service revenues from operations increased by $7.4 million and $21.8 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These increases are mainly due to (i) water service revenue that we began recognizing in the third quarter of 2015 and (ii) an increase in volumes of natural gas provided for natural gas lift mainly in our production corridors over the prior periods.
Sales of purchased oil. Sales of purchased oil decreased by $1.4 million and $13.5 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to the decrease in oil prices. We purchase oil from third parties in West Texas, transport it on the Bridgetex Pipeline and sell it to a third party in the Houston market.
Midstream service expenses. Midstream service expenses increased by $3.8 million and $13.4 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Midstream service expenses primarily represent costs incurred to operate and maintain our (i) oil and natural gas gathering and transportation systems and related facilities, (ii) centralized oil storage tanks, (iii) natural gas lift, rig fuel and centralized compression infrastructure and (iv) water storage, recycling and transportation facilities. The increases are due to continued expansion of the midstream service component of our business.
Costs of purchased oil. Costs of purchased oil decreased by $2.7 million and $11.4 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to the decrease in oil prices. These costs include purchasing oil from third parties and transporting it on the Bridgetex Pipeline.
G&A. Our consolidated G&A expense has increased for the three months ended September 30, 2016 and decreased for the nine months ended September 30, 2016 compared to the same periods in 2015. See "—Results of operations consolidated" for a discussion of these costs.
Depreciation and amortization. Depreciation and amortization increased by $0.2 million and $0.7 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 due to the continued expansion of our midstream service infrastructure.
Income from equity method investee. We own 49% of the ownership units of Medallion. As such, we account for this investment under the equity method of accounting with our proportionate share of net income reflected in the unaudited consolidated statements of operations as "Income from equity method investee" and the carrying amount reflected in the unaudited consolidated balance sheets as "Investment in equity method investee." Income from equity method investee decreased by $1.8 million, or 87%, and increased by $1.7 million, or 37%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The quarter-over-quarter decrease is due to additional depreciation expense taken in the third quarter of 2016. During the nine months ended September 30, 2016, Medallion continued expansion activities on existing portions of its pipeline infrastructure in order to gather additional third-party oil production. Medallion began recognizing revenue during the first quarter of 2015 due to its main pipeline becoming fully operational. The Medallion pipeline system transported 118,000 barrels of oil per day ("BOPD") and 55,000 BOPD for the three months ended September 30, 2016 and 2015, respectively, and 100,000 BOPD and 37,000 BOPD during the nine months ended September 30, 2016 and 2015, respectively. See Note 14 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this investment.
Interest expense. Interest expense increased by $0.1 million and $0.5 million for three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Consolidated interest, which has decreased for the three and nine months ended September 30, 2016 compared to the same periods in 2015, is allocated to the midstream and marketing segment based on its gross property and equipment and life-to-date contributions to its equity method investee. We have expanded the midstream and marketing component of our business, built out our service facilities and have continued our capital contributions to Medallion since prior periods, thereby increasing the interest expense that is allocated to this segment. See "—Results of operations consolidated" for a discussion of these decreases.
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
We continually seek to maintain a financial profile that provides operational flexibility. However, as evidenced by the decline in our Realized Prices used in our reserves compared to the prior year, the decrease in oil, NGL and natural gas prices may have a negative impact on our ability to raise additional capital and/or maintain our desired levels of liquidity. As of November 1, 2016, we had $745.0 million available for borrowings under our Senior Secured Credit Facility. We believe that our operating cash flow and the aforementioned liquidity sources provide us with the financial resources to implement our planned exploration and development activities. We use derivatives to reduce exposure to fluctuations in the prices of oil, NGL and natural gas. As of November 1, 2016 utilizing the mid-point of our fourth-quarter guidance, approximately 84% of our anticipated oil production for the last three months of 2016 is hedged at a weighted-average floor price of $67.13 per Bbl and approximately 59% of our anticipated natural gas production for the last three months of 2016 is hedged at a weighted-average floor price of $3.00 per MMBtu.
The following table summarizes our hedge positions that were in place as of November 2, 2016 for the calender years presented:

	Remaining year 2016	Year 2017	Year 2018
Oil positions:(1)
Total volume hedged with floor price (Bbl)	1,861,350	6,852,875	2,144,375
Weighted-average floor price ($/Bbl)	$67.13	$55.82	$55.98
NGL positions - Ethane:
Total volume hedged with floor price (Bbl)	—	444,000	—
Weighted-average floor price ($/Bbl)	$—	$11.24	$—
NGL positions - Propane:
Total volume hedged with floor price (Bbl)	—	375,000	—
Weighted-average floor price ($/Bbl)	$—	$22.26	$—
Natural gas positions:(1)
Total volume hedged with floor price (MMBtu)	4,692,000	22,494,000	12,855,500
Weighted-average floor price ($/MMBtu)	$3.00	$2.70	$2.50
_______________________________________________________________________________

(1)	Includes derivatives entered into subsequent to September 30, 2016.
See Note 8.a to our unaudited consolidated financial statements located elsewhere in this Quarterly Report for information regarding our derivative settlement indices.
The following table presents a projection of estimated cash received in future periods from oil, NGL and natural gas derivative contracts in place as of September 30, 2016 adjusted for any new hedge transactions entered into between October 1, 2016 and November 1, 2016, utilizing the total volumes hedged with a floor price and the weighted-average floor price for the periods presented:

(in thousands)	Remaining year 2016	Year 2017	Year 2018
Projected oil, NGL and natural gas hedge cash proceeds(1)	$31,948	$37,945	$10,089
_______________________________________________________________________________

(1)
For this illustration we utilized the October 25, 2016 (i) WTI index oil spot price of $49.45 per Bbl, (ii) Mont Belvieu Purity Ethane-OPIS spot price of $9.92 (converted to $/Bbl), (iii) Mont Belvieu Propane (TET)-OPIS spot price of $24.89 (converted to $/Bbl) and (iv) Waha natural gas spot price of $2.63 per MMBtu. Prices used were held constant for all periods presented. Additionally, we reduced our projected oil, NGL and natural gas hedge cash proceeds by the actual cash payments required for deferred premiums for the calendar years presented.

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
On July 19, 2016, we completed the sale of 13,000,000 shares of Laredo's common stock for net proceeds of $136.3 million, after underwriting discounts, commissions and offering expenses, which were used to repay borrowings under our Senior Secured Credit Facility. On August 9, 2016, the underwriters exercised their option to purchase an additional 1,950,000 shares of our common stock which resulted in net proceeds of approximately $20.5 million, after underwriting discounts, commissions and offering expenses.
As of September 30, 2016, we had $70.0 million outstanding under our Senior Secured Credit Facility and $1.3 billion in senior unsecured notes. We had $745.0 million available for borrowings under our Senior Secured Credit Facility and $30.4 million in cash on hand for total available liquidity of $775.4 million as of September 30, 2016.
As of November 1, 2016, we had $1.4 billion in debt outstanding, $745.0 million available for borrowings under our Senior Secured Credit Facility and $10.2 million in cash on hand for total available liquidity of $755.2 million. A continued decline in oil, NGL and natural gas prices will negatively impact our future borrowing base redeterminations.
Our derivative positions will help us stabilize a portion of our expected cash flows from operations in the event of future declines in the price of oil, NGL and natural gas. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below.
Cash flows
Our cash flows for the periods presented are as follows:

	Nine months ended September 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$245,454	$225,504
Net cash used in investing activities	(455,895)	(531,877)
Net cash provided by financing activities	209,647	353,455
Net (decrease) increase in cash and cash equivalents	$(794)	$47,082
Cash flows provided by operating activities
Net cash provided by operating activities was $245.5 million and $225.5 million for the nine months ended September 30, 2016 and 2015, respectively. The increase of $20.0 million during the nine months ended September 30, 2016 compared to the same period in 2015 consisted of notable cash flow changes of (i) a decrease in impairment expense of $1.24 billion, (ii) a decreased mark-to-market derivative loss of $247.4 million, (iii) a decrease in depletion, depreciation and amortization expense of $100.0 million, (iv) an increase of $83.1 million in cash premiums paid for derivatives, (v) an increase in working capital changes of $49.9 million and (vi) a decrease of $31.5 million related to our loss on the early redemption of our January 2019 Notes.
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
Cash flows used in investing activities
Net cash used in investing activities was $455.9 million and $531.9 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease of $76.0 million is mainly attributable to the decrease in our 2016 capital budget compared to 2015, partially offset by current period acquisitions of oil and natural gas properties and in prior period proceeds from sale of non-strategic and primarily non-operated properties and associated production. See Notes 4.a and 4.b to our unaudited consolidated financial statements located elsewhere in this Quarterly Report for discussion of our current period acquisition and prior period divestiture.

Our cash used in investing activities for the periods presented is summarized in the table below:

	Nine months ended September 30,
(in thousands)	2016	2015
Capital expenditures:
Acquisitions of oil and natural gas properties	$(115,600)	$—
Oil and natural gas properties	(276,735)	(490,351)
Midstream service assets	(4,231)	(35,237)
Other fixed assets	(982)	(8,539)
Investment in equity method investee	(58,712)	(63,011)
Proceeds from dispositions of capital assets, net of selling costs	365	65,261
Net cash used in investing activities	$(455,895)	$(531,877)
Capital expenditure budget
During the second quarter of 2016, our board of directors approved an increase to the 2016 capital expenditure budget of approximately $75.0 million. Our revised capital expenditure budget is $420.0 million for calendar year 2016, excluding acquisitions and investments in Medallion. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. In addition, as a 49% owner of Medallion, we do not direct the expansion activities of this entity and therefore cannot predict future capital commitments related to Medallion.
The amount, timing and allocation of capital expenditures, other than with respect to Medallion, are largely discretionary and within management's control. If oil, NGL and natural gas prices decline below our acceptable levels, or costs increase above our acceptable levels, we may choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. Subject to financing alternatives, we may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive. We consistently monitor and may adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing and joint venture opportunities, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, reduction of service costs, contractual obligations, internally generated cash flow and other factors both within and outside our control.
Cash flows provided by financing activities
Net cash provided by financing activities was $209.6 million and $353.5 million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, our primary sources of cash provided by financing activities were borrowings on our Senior Secured Credit Facility and proceeds from our May 2016 Equity Offering and July 2016 Equity Offering, partially offset by payments on our Senior Secured Credit Facility. For the nine months ended September 30, 2015, our primary sources of cash provided by financing activities were borrowings on our Senior Secured Credit Facility, issuance of our March 2023 Notes and proceeds from our March 2015 Equity Offering, partially offset by our payment in full of our Senior Secured Credit Facility and redemption of our January 2019 Notes.
Our cash provided by financing activities for the periods presented is summarized in the table below:

	Nine months ended September 30,
(in thousands)	2016	2015
Borrowings on Senior Secured Credit Facility	$214,682	$310,000
Payments on Senior Secured Credit Facility	(279,682)	(475,000)
Issuance of March 2023 Notes	—	350,000
Redemption of January 2019 Notes	—	(576,200)
Proceeds from issuance of common stock, net of offering costs	276,052	754,163
Purchase of treasury stock	(1,613)	(2,749)
Proceeds from exercise of employee stock options	208	—
Payments for debt issuance costs	—	(6,759)
Net cash provided by financing activities	$209,647	$353,455

Debt
As of September 30, 2016, we were a party only to our Senior Secured Credit Facility and the indentures governing our senior unsecured notes.
Senior Secured Credit Facility. As of September 30, 2016, our Senior Secured Credit Facility, which matures November 4, 2018, had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $815.0 million and $70.0 million outstanding.
The borrowing base under our Senior Secured Credit Facility is subject to a semi-annual redetermination based on the lenders' evaluation of our oil, NGL and natural gas reserves. The lenders have the right to call for an interim redetermination of the borrowing base once between any two redetermination dates and in other specified circumstances. On October 24, 2016, pursuant to a regular semi-annual redetermination, the lenders reaffirmed the borrowing base under our Senior Secured Credit Facility at $815.0 million. Our aggregate elected commitment of $815.0 million remained unchanged.
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
Our Senior Secured Credit Facility is secured by a first-priority lien on certain of our assets, including oil and natural gas properties constituting at least 80% of the present value of our proved reserves owned now or in the future. Our Senior Secured Credit Facility contains both financial and non-financial covenants. We were in compliance with these covenants as of September 30, 2016 and expect to be in compliance with them for the foreseeable future.
Senior unsecured notes. The following table presents principal amounts and applicable interest rates for our outstanding senior unsecured notes as of September 30, 2016:

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
Refer to Note 5 of our audited consolidated financial statements included in the 2015 Annual Report and Note 5 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the March 2023 Notes, January 2022 Notes, May 2022 Notes, January 2019 Notes and our Senior Secured Credit Facility.
As of November 1, 2016, we had a total of $1.3 billion of senior unsecured notes outstanding and $70.0 million outstanding on the Senior Secured Credit Facility.
Obligations and commitments
As of September 30, 2016, our contractual obligations included our March 2023 Notes, January 2022 Notes, May 2022 Notes, Senior Secured Credit Facility, firm sale and transportation commitments, drilling contract commitments, derivative deferred premiums, asset retirement obligations and office and equipment leases. From December 31, 2015 to September 30, 2016, the material changes in our contractual obligations included (i) a decrease of $65.6 million on our interest obligations for our senior unsecured notes as semi-annual interest payments were made in January, March, May, July and September of 2016, (ii) a decrease of $65.0 million outstanding on our Senior Secured Credit Facility, (iii) a decrease of $38.9 million in our firm sale and transportation commitments, (iv) a decrease of $27.6 million in our outstanding capital contribution commitment to our equity method investee due to payments made to Medallion in first-quarter 2016, (v) a decrease of $8.8 million for drilling contract commitments (on contracts other than those on a well-by-well basis) and (vi) a decrease of $6.4 million in our performance unit liability awards as the 2013 Performance Unit Awards were paid in first-quarter 2016.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income or loss plus adjustments for deferred income tax expense or benefit, depletion, depreciation and amortization, bad debt expense, impairment expense, non-cash stock-based compensation, accretion of asset retirement obligations, restructuring expenses, gains or losses on derivatives, cash settlements received for matured derivatives, cash settlements on early terminated derivatives, cash premiums paid for derivatives, interest expense, write-off of debt issuance costs, gains or losses on disposal of assets, loss on early redemption of debt, buyout of minimum volume commitment, income from equity method investee and proportionate Adjusted EBITDA of equity method investee. Adjusted EBITDA provides no information regarding a company's capital structure, borrowings, interest costs, capital expenditures, working capital movement or tax position. Adjusted EBITDA does not represent funds available for discretionary use because those funds are required for debt service, capital expenditures and working capital, income taxes, franchise taxes and other commitments and obligations. However, our management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure:

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
As of September 30, 2016, we changed the methodology for calculating Adjusted EBITDA by including adjustments for both accretion of asset retirement obligations and our proportionate share of our equity method investee's Adjusted EBITDA. Accordingly, the prior periods' Adjusted EBITDA has been modified for comparability.

The following presents a reconciliation of Net income (loss) (GAAP) to Adjusted EBITDA (non-GAAP):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Net income (loss)	$9,485	$(847,783)	$(242,318)	$(1,245,289)
Plus:
Deferred income tax expense (benefit)	—	41,258	—	(176,945)
Depletion, depreciation and amortization	35,158	66,777	110,813	210,831
Bad debt expense	—	107	—	107
Impairment expense	—	906,850	162,027	1,397,327
Non-cash stock-based compensation, net of amounts capitalized	9,651	6,877	19,562	17,933
Accretion of asset retirement obligations	883	599	2,587	1,771
Restructuring expenses	—	—	—	6,042
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(6,850)	(142,580)	43,783	(141,836)
Cash settlements received for matured derivatives, net	44,307	66,142	157,626	175,879
Cash settlements received for early terminations of derivatives, net	—	—	80,000	—
Cash premiums paid for derivatives	(2,709)	(1,248)	(86,972)	(3,918)
Interest expense	23,077	23,348	70,294	79,732
Write-off of debt issuance costs	—	—	842	—
Loss on disposal of assets, net	78	94	379	1,937
Loss on early redemption of debt	—	—	—	31,537
Buyout of minimum volume commitment	—	—	—	3,014
Income from equity method investee	(265)	(2,104)	(6,259)	(4,585)
Proportionate Adjusted EBITDA of equity method investee(1)	5,194	3,295	13,981	5,774
Adjusted EBITDA	$118,009	$121,632	$326,345	$359,311
_______________________________________________________________________________

(1)	Proportionate Adjusted EBITDA of Medallion, our equity method investee, is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Income from equity method investee	$265	$2,104	$6,259	$4,585
Adjusted for proportionate share of:
Depreciation and amortization	4,929	1,191	7,722	2,666
Buyout of minimum volume commitment	—	—	—	(1,477)
Proportionate Adjusted EBITDA of equity method investee	$5,194	$3,295	$13,981	$5,774
Critical accounting policies and estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our unaudited consolidated financial statements. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our unaudited consolidated financial statements.

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
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2016. For our other critical accounting policies and procedures, please see our disclosure of critical accounting policies in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2015 Annual Report. Additionally, see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for a discussion of additional accounting policies and estimates made by management.
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
The fair values of our derivatives are largely determined by estimates of the forward curves of the relevant price indices. As of September 30, 2016, a 10% change in the forward curves associated with our derivatives would have changed our net positions to the following amounts:

(in thousands)	10% Increase	10% Decrease
Derivatives	$40,761	$128,569
As of September 30, 2016 and December 31, 2015, the fair values of our open derivative contracts were $81.6 million and $276.2 million, respectively. Refer to Notes 2.e, 8 and 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional disclosures regarding our derivatives.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and, as of September 30, 2016, we had $70.0 million outstanding on our Senior Secured Credit Facility. Our January 2022 Notes, May 2022 Notes and March 2023 Notes bear fixed interest rates and we had $450.0 million, $500.0 million and $350.0 million outstanding, respectively, as of September 30, 2016, as shown in the table below.

	Expected maturity date
(in millions except for interest rates)	2018	2022	2023	Total
January 2022 Notes - fixed rate	$—	$450.0	$—	$450.0
Interest rate	—%	5.625%	—%	5.625%
May 2022 Notes - fixed rate	$—	$500.0	$—	$500.0
Interest rate	—%	7.375%	—%	7.375%
March 2023 Notes - fixed rate	$—	$—	$350.0	$350.0
Interest rate	—%	—%	6.250%	6.250%
Senior Secured Credit Facility - variable rate	$70.0	$—	$—	$70.0
Average interest rate(1)	2.005%	—%	—%	2.005%
______________________________________________________________________________

(1)	For the nine months ended September 30, 2016.
Counterparty and customer credit risk
As of September 30, 2016, our principal exposures to credit risk are through receivables of (i) $86.4 million from the fair values of our open derivative contracts, (ii) $39.6 million from the sale of our oil, NGL and natural gas production that we market to energy marketing companies and refineries, (iii) $14.0 million from sales of purchased oil and other products, (iv) $13.8 million from matured derivatives and (v) $13.6 million from joint-interest partners.
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

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Laredo's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were effective as of September 30, 2016. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Laredo's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Repurchase of Equity Securities

Period	Total number of shares withheld(1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
July 1, 2016 - July 31, 2016	2,797	$10.45	—	—
August 1, 2016 - August 31, 2016	3,406	$10.19	—	—
September 1, 2016 - September 30, 2016	672	$12.24	—	—
Total	6,875
______________________________________________________________________________

(1)	Represents shares that were withheld by us to satisfy employee tax withholding obligations that arose upon the lapse of restrictions on restricted stock.
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
We understand that one or more SEC-reporting affiliates of SAMIAH intends to disclose in their next annual or quarterly SEC report that:
(a) Santander UK plc ("Santander UK") holds two savings accounts and one current account for two customers resident in the United Kingdom ("UK") who are currently designated by the United States ("US") under the Specially Designated Global Terrorist ("SDGT") sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.
(b) Santander UK held a savings account for a customer resident in the UK who is currently designated by the US under the SDGT sanctions program. The savings account was closed on July 26, 2016. Revenue generated by Santander UK on this account in the nine months ended September 30, 2016 was negligible relative to the overall revenues of Banco Santander SA.
(c) Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the nine months ended September 30, 2016. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.
(d) Santander UK holds three current accounts and a savings account for two customers resident in the UK who are currently designated by the US under the Transnational Criminal Organizations ("TCO") sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.
(e) In addition, during the nine months ended September 30, 2016, Santander UK had an OFAC match on a power of attorney account. A party listed on the account is currently designated by the US under the SDGT sanctions program and the Iranian Financial Sanctions Regulations. The power of attorney was removed from the account on July 29, 2016. During the nine months ended September 30, 2016, related revenues and profits generated by Santander UK were negligible relative to the overall revenues and profits of Banco Santander SA.

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

LAREDO PETROLEUM, INC.

Date: November 3, 2016	By:	/s/ Randy A. Foutch
Randy A. Foutch
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 3, 2016	By:	/s/ Richard C. Buterbaugh
Richard C. Buterbaugh
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 3, 2016	By:	/s/ Michael T. Beyer
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