Form 10-Q
period 2017-03-31
Laredo Petroleum, Inc.
filed 2017-05-04
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2017
 or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of May 1, 2017: 242,487,612

LAREDO PETROLEUM, INC.

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

•	regulations that prohibit or restrict our ability to apply hydraulic fracturing to our oil and natural gas wells and to access and dispose of water used in these operations;

•	legislation or regulations that prohibit or restrict our ability to drill new allocation wells;

•	our ability to execute our strategies;

•	competition in the oil and natural gas industry;

•	changes in the regulatory environment and changes in United States or international legal, political, administrative or economic conditions;

•	drilling and operating risks, including risks related to hydraulic fracturing activities;

•	risks related to the geographic concentration of our assets;

•	the availability and costs of drilling and production equipment, labor and oil and natural gas processing and other services;

•	the availability of sufficient pipeline and transportation facilities and gathering and processing capacity;

•
the ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to our financial results and to successfully integrate acquired businesses, assets and properties;

•	our ability to comply with federal, state and local regulatory requirements; and

•	our ability to recruit and retain the qualified personnel necessary to operate our business.
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report, under "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Annual Report"), and those set forth from time to time in our other filings with the Securities and Exchange Commission (the "SEC"). These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$30,352	$32,672
Accounts receivable, net	78,871	86,867
Derivatives	27,575	20,947
Other current assets	15,831	14,291
Total current assets	152,629	154,777
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	5,560,767	5,488,756
Unevaluated properties not being depleted	215,598	221,281
Less accumulated depletion and impairment	(4,544,547)	(4,514,183)
Oil and natural gas properties, net	1,231,818	1,195,854
Midstream service assets, net	125,287	126,240
Other fixed assets, net	44,379	44,773
Property and equipment, net	1,401,484	1,366,867
Derivatives	9,847	8,718
Investment in equity method investee	247,021	243,953
Other assets, net	7,615	8,031
Total assets	$1,818,596	$1,782,346
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$24,738	$15,054
Undistributed revenue and royalties	27,009	26,838
Accrued capital expenditures	44,519	30,845
Derivatives	3,132	20,993
Other current liabilities	62,937	94,215
Total current liabilities	162,335	187,945
Long-term debt, net	1,349,591	1,353,909
Derivatives	25	5,694
Asset retirement obligations	50,158	50,604
Other noncurrent liabilities	3,577	3,621
Total liabilities	1,565,686	1,601,773
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized and 242,573,453 and 241,929,070 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	2,426	2,419
Additional paid-in capital	2,400,290	2,396,236
Accumulated deficit	(2,149,806)	(2,218,082)
Total stockholders' equity	252,910	180,573
Total liabilities and stockholders' equity	$1,818,596	$1,782,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2017	2016
Revenues:
Oil, NGL and natural gas sales	$138,736	$73,142
Midstream service revenues	2,999	1,801
Sales of purchased oil	47,271	31,614
Total revenues	189,006	106,557
Costs and expenses:
Lease operating expenses	16,992	20,518
Production and ad valorem taxes	8,781	6,435
Midstream service expenses	916	609
Costs of purchased oil	50,256	32,946
General and administrative	25,597	19,451
Depletion, depreciation and amortization	34,112	41,478
Impairment expense	—	161,064
Other operating expenses	1,026	844
Total costs and expenses	137,680	283,345
Operating income (loss)	51,326	(176,788)
Non-operating income (expense):
Gain on derivatives, net	36,671	17,885
Income from equity method investee	3,068	2,298
Interest expense	(22,720)	(23,705)
Interest and other income	145	99
Loss on disposal of assets, net	(214)	(160)
Non-operating income (expense), net	16,950	(3,583)
Income (loss) before income taxes	68,276	(180,371)
Income tax:
Deferred	—	—
Total income tax	—	—
Net income (loss)	$68,276	$(180,371)
Net income (loss) per common share:
Basic	$0.29	$(0.85)
Diluted	$0.28	$(0.85)
Weighted-average common shares outstanding:
Basic	238,505	211,560
Diluted	244,379	211,560

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statement of stockholders' equity
(in thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2016	241,929	$2,419	$2,396,236	—	$—	$(2,218,082)	$180,573
Restricted stock awards	1,082	11	(11)	—	—	—	—
Restricted stock forfeitures	(97)	(1)	1	—	—	—	—
Performance share conversion	150	2	(2)	—	—	—	—
Vested stock exchanged for tax withholding	—	—	—	535	(7,501)	—	(7,501)
Retirement of treasury stock	(535)	(5)	(7,496)	(535)	7,501	—	—
Exercise of stock options	44	—	358	—	—	—	358
Stock-based compensation	—	—	11,204	—	—	—	11,204
Net income	—	—	—	—	—	68,276	68,276
Balance, March 31, 2017	242,573	$2,426	$2,400,290	—	$—	$(2,149,806)	$252,910

The accompanying notes are an integral part of this unaudited consolidated financial statement.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$68,276	$(180,371)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	34,112	41,478
Impairment expense	—	161,064
Non-cash stock-based compensation, net of amounts capitalized	9,224	3,838
Mark-to-market on derivatives:
Gain on derivatives, net	(36,671)	(17,885)
Cash settlements received for matured derivatives, net	7,451	65,937
Cash settlements received for early terminations of derivatives, net	—	80,000
Change in net present value of derivative deferred premiums	41	72
Cash premiums paid for derivatives	(2,107)	(81,850)
Amortization of debt issuance costs	1,053	1,120
Income from equity method investee	(3,068)	(2,298)
Cash settlement of performance unit awards	—	(6,394)
Other, net	1,212	1,006
Decrease in accounts receivable	7,996	2,526
Increase in other assets	(1,591)	(2,186)
Increase in accounts payable	9,684	9,201
Increase (decrease) in undistributed revenues and royalties	171	(8,258)
Decrease in other accrued liabilities	(31,955)	(10,414)
Decrease in other noncurrent liabilities	(44)	(69)
Net cash provided by operating activities	63,784	56,517
Cash flows from investing activities:
Capital expenditures:
Oil and natural gas properties	(110,542)	(105,155)
Midstream service assets	(1,731)	(1,937)
Other fixed assets	(1,203)	(630)
Investment in equity method investee	—	(26,660)
Proceeds from dispositions of capital assets, net of selling costs	59,515	218
Net cash used in investing activities	(53,961)	(134,164)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	50,000	85,000
Payments on Senior Secured Credit Facility	(55,000)	(25,000)
Purchase of treasury stock	(7,501)	(1,412)
Proceeds from exercise of employee stock options	358	—
Net cash (used in) provided by financing activities	(12,143)	58,588
Net decrease in cash and cash equivalents	(2,320)	(19,059)
Cash and cash equivalents, beginning of period	32,672	31,154
Cash and cash equivalents, end of period	$30,352	$12,095

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 1—Organization
Laredo Petroleum, Inc. ("Laredo"), together with its wholly-owned subsidiaries, Laredo Midstream Services, LLC ("LMS") and Garden City Minerals, LLC ("GCM"), is an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties, and the gathering of oil and liquids-rich natural gas from such properties, primarily in the Permian Basin in West Texas. LMS and GCM (together, the "Guarantors") guarantee all of Laredo's debt instruments. In these notes, the "Company" refers to Laredo, LMS and GCM collectively, unless the context indicates otherwise. All amounts, dollars and percentages presented in these unaudited consolidated financial statements and the related notes are rounded and therefore approximate.
LMS holds 49% of the ownership units of Medallion Gathering & Processing, LLC, a Texas limited liability company formed on October 12, 2012, which, together with its wholly-owned subsidiaries (collectively, "Medallion"), is focused on developing midstream solutions and providing midstream infrastructure in the Midland Basin. The Company accounts for Medallion as an equity method investment.
The Company operates in two business segments: (i) exploration and production and (ii) midstream and marketing. The exploration and production segment is engaged in the acquisition, exploration and development of oil and natural gas properties. The midstream and marketing segment provides Laredo's exploration and production segment and third parties with products and services that need to be delivered by midstream infrastructure, including oil and liquids-rich natural gas gathering services as well as rig fuel, natural gas lift and water delivery and takeaway.
Note 2—Basis of presentation and significant accounting policies
a.    Basis of presentation
The accompanying unaudited consolidated financial statements were derived from the historical accounting records of the Company and reflect the historical financial position, results of operations and cash flows for the periods described herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All material intercompany transactions and account balances have been eliminated in the consolidation of accounts. The Company uses the equity method of accounting to record its net interests when the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence but does not control the entity. Under the equity method, the Company's proportionate share of the investee's net income is included in the unaudited consolidated statements of operations. See Note 2.h for additional discussion of the Company's equity method investment.
The accompanying consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2016 is derived from audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of March 31, 2017 and results of operations and cash flows for each of the three months ended March 31, 2017 and 2016.
Certain disclosures have been condensed or omitted from these unaudited consolidated financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2016 Annual Report.
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
Significant estimates include, but are not limited to, (i) estimates of the Company's reserves of oil, NGL and natural gas, (ii) future cash flows from oil and natural gas properties, (iii) depletion, depreciation and amortization, (iv) impairments, (v) asset retirement obligations, (vi) stock-based compensation, (vii) deferred income taxes, (viii) fair value of assets acquired and liabilities assumed in an acquisition and (ix) fair value of derivatives and deferred premiums. As fair value is a market-based measurement, it is determined based on the assumptions that would be used by market participants. These estimates and assumptions are based on management's best judgment. Management evaluates its estimates and assumptions on an ongoing

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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
c.    Reclassifications
Certain amounts in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 2017 presentation. These reclassifications had no impact to previously reported balance sheets or stockholders' equity.
d.    Accounts receivable
The Company sells produced oil, NGL and natural gas and purchased oil to various customers and participates with other parties in the development and operation of oil and natural gas properties. The majority of the Company's accounts receivable are unsecured. Accounts receivable for joint interest billings are recorded as amounts billed to customers less an allowance for doubtful accounts.
The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging and existing industry and economic data. The Company reviews its allowance for doubtful accounts quarterly. Past due amounts greater than 90 days and greater than a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote.

Accounts receivable consisted of the following components as of the dates presented:

(in thousands)	March 31, 2017	December 31, 2016
Oil, NGL and natural gas sales	$46,279	$46,999
Sales of purchased oil and other products	15,719	16,213
Joint operations, net(1)	12,460	12,175
Matured derivatives	3,575	11,059
Other	838	421
Total	$78,871	$86,867
______________________________________________________________________________

(1)
Accounts receivable for joint operations are presented net of an allowance for doubtful accounts of $0.2 million as of March 31, 2017 and December 31, 2016. As the operator of the majority of its wells, the Company has the ability to realize some or all of these receivables through the netting of production revenues.

e.    Derivatives
The Company uses derivatives to reduce exposure to fluctuations in the prices of oil, NGL and natural gas. By removing a significant portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices. These transactions are in the form of puts, swaps and collars.
Derivatives are recorded at fair value and are presented on a net basis on the unaudited consolidated balance sheets as assets and/or liabilities. The Company nets the fair value of derivatives by counterparty where the right of offset exists. The Company determines the fair value of its derivatives by utilizing pricing models for substantially similar instruments. Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. See Note 8.a for discussion regarding the fair value of the Company's derivatives.
The Company's derivatives were not designated as hedges for accounting purposes for any of the periods presented. Accordingly, the changes in fair value are recognized in the unaudited consolidated statements of operations in the period of change. Gains and losses on derivatives are included in cash flows from operating activities. See Notes 7 and 8.a for discussion regarding the Company's derivatives.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

f.    Other current assets and liabilities
Other current assets consisted of the following components as of the dates presented:

(in thousands)	March 31, 2017	December 31, 2016
Inventory(1)	$8,286	$8,063
Prepaid expenses and other	7,545	6,228
Total other current assets	$15,831	$14,291
______________________________________________________________________________

(1)	See Note 2.i for discussion of inventory held by the Company.
Other current liabilities consisted of the following components as of the dates presented:

(in thousands)	March 31, 2017	December 31, 2016
Accrued interest payable	$21,612	$24,152
Purchased oil payable	16,610	17,213
Lease operating expense payable	8,020	10,572
Accrued compensation and benefits	5,738	25,947
Other accrued liabilities	10,957	16,331
Total other current liabilities	$62,937	$94,215
g.    Property and equipment
The following table sets forth the Company's property and equipment as of the dates presented:

(in thousands)	March 31, 2017	December 31, 2016
Evaluated oil and natural gas properties	$5,560,767	$5,488,756
Less accumulated depletion and impairment	(4,544,547)	(4,514,183)
Evaluated oil and natural gas properties, net	1,016,220	974,573

Unevaluated properties not being depleted	215,598	221,281

Midstream service assets	151,819	150,629
Less accumulated depreciation and impairment	(26,532)	(24,389)
Midstream service assets, net	125,287	126,240

Depreciable other fixed assets	52,695	52,491
Less accumulated depreciation and amortization	(23,230)	(22,632)
Depreciable other fixed assets, net	29,465	29,859

Land	14,914	14,914

Total property and equipment, net	$1,401,484	$1,366,867
For the three months ended March 31, 2017 and 2016, depletion expense was $6.45 per barrel of oil equivalent ("BOE") sold and $9.00 per BOE sold, respectively.
The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs, incurred for the purpose of exploring for or developing oil, NGL and natural gas properties, are capitalized and depleted on a composite unit of production method based on proved oil, NGL and natural gas reserves. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals and other costs related to such activities. Costs, including related employee costs, associated with production and general corporate activities are expensed in the period incurred. Sales of oil and natural gas properties, whether or not being depleted currently, are accounted for as adjustments of capitalized costs, with no gain or

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, NGL and natural gas.
The following table presents capitalized employee-related costs for the periods presented:

	Three months ended March 31,
(in thousands)	2017	2016
Capitalized employee-related costs	$5,210	$3,196
The Company excludes the costs directly associated with acquisition and evaluation of unevaluated properties from the depletion calculation until it is determined whether or not proved reserves can be assigned to the properties. The Company capitalizes a portion of its interest costs to its unevaluated properties. Capitalized interest becomes a part of the cost of the unevaluated properties and is subject to depletion when proved reserves can be assigned to the associated properties. All items classified as unevaluated properties are assessed on a quarterly basis for possible impairment. The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of evaluated reserves and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion.
The full cost ceiling is based principally on the estimated future net revenues from proved oil and natural gas properties discounted at 10%. The SEC guidelines require companies to use the unweighted arithmetic average first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period before differentials ("Benchmark Prices"). The Benchmark Prices are then adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead ("Realized Prices"). The Realized Prices are utilized to calculate the discounted future net revenues in the full cost ceiling calculation.
In the event the unamortized cost of evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, as defined by the SEC, the excess is charged to expense in the period such excess occurs. Once incurred, a write-down of oil and natural gas properties is not reversible.
Full cost ceiling impairment expense for the three months ended March 31, 2016 was $161.1 million and is included in the "Impairment expense" line item in the unaudited consolidated statements of operations and in the financial information provided for the Company's exploration and production segment presented in Note 13. There was no full cost ceiling impairment recorded during the three months ended March 31, 2017.
h.    Variable interest entity
Medallion was established for the purpose of developing midstream solutions and providing midstream infrastructure to bring oil to market in the Midland Basin. LMS holds 49% of Medallion's ownership units. LMS and the other 51% interest-holder have agreed that the voting rights of Medallion, the profit and loss sharing and the additional capital contribution requirements shall be equal to the ownership unit percentage held. Additionally, Medallion requires a super-majority vote of 75% for many key operating and business decisions. The Company has determined that Medallion is a variable interest entity ("VIE"). However, LMS is not considered to be the primary beneficiary of the VIE because LMS does not have the power to direct the activities that most significantly affect Medallion's economic performance. As such, Medallion is accounted for under the equity method of accounting with the Company's proportionate share of Medallion's net income reflected in the unaudited consolidated statements of operations as "Income from equity method investee" and the carrying amount reflected in the unaudited consolidated balance sheets as "Investment in equity method investee." The Company has elected to classify distributions received from Medallion using the cumulative earnings approach. No such distributions have been received through March 31, 2017.
LMS contributed $26.7 million during the three months ended March 31, 2016 to Medallion. There were no contributions to Medallion during the three months ended March 31, 2017. Medallion continued expansion activities on existing portions of its pipeline infrastructure in order to gather and transport additional third-party oil production during both of the three months ended March 31, 2017 and 2016. See Note 12.a for discussion of items included in the Company's unaudited consolidated financial statements related to Medallion.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

i. Long-lived assets and inventory
Impairment losses are recorded on property and equipment used in operations and other long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset.
Materials and supplies inventory, which is used in the Company's production activities of oil and natural gas properties and midstream service assets, is carried at the lower of cost or net realizable value ("NRV"), with cost determined using the weighted-average cost method, and is included in "Other current assets" and "Other assets, net" on the unaudited consolidated balance sheets. The NRV for materials and supplies inventory is determined utilizing a replacement cost approach (Level 2).
The Company has frac pit water inventory, which is used in developing oil and natural gas properties and is carried at lower of cost or NRV, with cost determined using the weighted-average cost method, and is included in "Other current assets" on the unaudited consolidated balance sheets. The NRV for frac pit water inventory is determined utilizing a replacement cost approach (Level 2).
The minimum volume of product in a pipeline system that enables the system to operate is known as line-fill and is generally not available to be withdrawn from the pipeline system until the expiration of the transportation contract. The Company owns oil line-fill in third-party pipelines, which is accounted for at lower of cost or NRV, with cost determined using the weighted-average cost method, and is included in "Other assets, net" on the unaudited consolidated balance sheets. The NRV is determined utilizing a quoted market price adjusted for regional price differentials (Level 2).
There were no long-lived assets or inventory impairments recorded for either of the three months ended March 31, 2017 or 2016.
j.    Debt issuance costs
Debt issuance fees, which are recorded at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the effective interest and straight-line methods. No debt issuance costs were capitalized during the three months ended March 31, 2017 or 2016. The Company had total debt issuance costs of $17.8 million and $18.8 million, net of accumulated amortization of $22.4 million and $21.3 million, as of March 31, 2017 and December 31, 2016, respectively.
No debt issuance costs were written off during the three months ended March 31, 2017 or 2016. Debt issuance costs related to the Company's senior unsecured notes are presented in "Long-term debt, net" on the Company's unaudited consolidated balance sheets. Debt issuance costs related to the Senior Secured Credit Facility are presented in "Other assets, net" on the Company's unaudited consolidated balance sheets. See Note 4.f for additional discussion of debt issuance costs.
Future amortization expense of debt issuance costs as of March 31, 2017 for the periods presented is as follows:

(in thousands)	March 31, 2017
Remaining 2017	$3,185
2018	4,068
2019	2,915
2020	3,005
2021	3,102
Thereafter	1,483
Total	$17,758
k.    Asset retirement obligations
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

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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
The following reconciles the Company's asset retirement obligation liability for the periods presented:

(in thousands)	Three months ended March 31, 2017	Year ended December 31, 2016
Liability at beginning of period	$52,207	$46,306
Liabilities added due to acquisitions, drilling, midstream service asset construction and other	119	1,528
Accretion expense	928	3,483
Liabilities settled upon plugging and abandonment	(285)	(1,242)
Liabilities removed due to sale of property	(871)	—
Revision of estimates	5	2,132
Liability at end of period	$52,103	$52,207
l.    Fair value measurements
The carrying amounts reported in the unaudited consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, undistributed revenue and royalties, accrued capital expenditures and other accrued assets and liabilities approximate their fair values. See Note 4.e for fair value disclosures related to the Company's debt obligations. The Company carries its derivatives at fair value. See Note 8.a for details regarding the fair value of the Company's derivatives.
m.    Treasury stock
Laredo's employees may elect to have the Company withhold shares of stock to satisfy their tax withholding obligations that arise upon the lapse of restrictions on their stock awards. Such treasury stock is recorded at cost and retired upon acquisition.
n.    Compensation awards
Stock-based compensation expense, net of amounts capitalized, is included in "General and administrative" in the unaudited consolidated statements of operations over the awards' vesting periods and is based on the awards' grant date fair value. The Company utilizes the closing stock price on the grant date, less an expected forfeiture rate, to determine the fair values of service vesting restricted stock awards and a Black-Scholes pricing model to determine the fair values of service vesting restricted stock option awards. The Company utilizes a Monte Carlo simulation prepared by an independent third party to determine the fair values of the performance share awards and, in prior periods, the performance unit awards. The Company capitalizes a portion of stock-based compensation for employees who are directly involved in the acquisition, exploration and development of its oil and natural gas properties into the full cost pool. Capitalized stock-based compensation is included as an addition to "Oil and natural gas properties" in the unaudited consolidated balance sheets. See Note 5 for further discussion regarding the restricted stock awards, stock option awards, performance share awards and performance unit awards.
o.    Environmental
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed in the period incurred. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Management believes no materially significant liabilities of this nature existed as of March 31, 2017 or December 31, 2016.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

p.    Non-cash investing and supplemental cash flow information
The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Three months ended March 31,
(in thousands)	2017	2016
Non-cash investing information:
Change in accrued capital expenditures	$13,674	$(18,215)
Change in accrued capital contribution to equity method investee(1)	$—	$(26,660)
Capitalized asset retirement cost	$124	$107
Supplemental cash flow information:
Capitalized interest	$230	$39
______________________________________________________________________________

(1)	See Notes 2.h and 12.a for additional discussion of the Company's equity method investee.
Note 3—Divestiture
On January 17, 2017, the Company completed the sale of 2,900 net acres and working interests in 16 producing vertical wells in the Midland Basin to a third-party buyer for a purchase price of $59.6 million. After transaction costs reflecting an economic effective date of October 1, 2016, the proceeds were $59.4 million net of working capital and closing adjustments. A portion of these proceeds were used to pay down borrowings on the Senior Secured Credit Facility. The purchase price was recorded as an adjustment to oil and natural gas properties pursuant to the rules governing full cost accounting.
Effective at closing, the operations and cash flows of these properties were eliminated from the ongoing operations of the Company, and the Company has no continuing involvement in the properties. This divestiture does not represent a strategic shift and will not have a major effect on the Company's operations or financial results.
Note 4—Debt
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
b.    January 2022 Notes
On January 23, 2014, the Company completed an offering of $450.0 million in aggregate principal amount of 5 5/8% senior unsecured notes due 2022 (the "January 2022 Notes"). The January 2022 Notes will mature on January 15, 2022 and bear an interest rate of 5 5/8% per annum, payable semi-annually, in cash in arrears on January 15 and July 15 of each year, commencing July 15, 2014. The January 2022 Notes are fully and unconditionally guaranteed on a senior unsecured basis by LMS, GCM and certain of the Company's future restricted subsidiaries, subject to certain Releases. The January 2022 Notes are callable by the Company beginning January 15, 2017 at a price of 104.219% of face value declining to 100% of face value on January 15, 2020 and thereafter.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

c.    May 2022 Notes
On April 27, 2012, the Company completed an offering of $500.0 million in aggregate principal amount of 7 3/8% senior unsecured notes due 2022 (the "May 2022 Notes"). The May 2022 Notes will mature on May 1, 2022 and bear an interest rate of 7 3/8% per annum, payable semi-annually, in cash in arrears on May 1 and November 1 of each year, commencing November 1, 2012. The May 2022 Notes are fully and unconditionally guaranteed on a senior unsecured basis by LMS, GCM and certain of the Company's future restricted subsidiaries, subject to certain Releases. The May 2022 Notes are callable by the Company beginning May 1, 2017 at a price of 103.688% of face value declining to 100% of face value on May 1, 2020 and thereafter.
d.    Senior Secured Credit Facility
As of March 31, 2017, the Fourth Amended and Restated Credit Agreement (as amended, the "Senior Secured Credit Facility"), which matures on November 4, 2018, had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $815.0 million with $65.0 million outstanding and was subject to an interest rate of 2.43%. It contains both financial and non-financial covenants, all of which the Company was in compliance with as of March 31, 2017. Laredo is required to pay an annual commitment fee on the unused portion of the financial institutions' commitment of 0.375% to 0.5%, based on the ratio of outstanding revolving credit to the total commitment under the Senior Secured Credit Facility. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $20.0 million. No letters of credit were outstanding as of March 31, 2017 or 2016. See Note 16.a for discussion of an additional borrowing on and the recent amendment and restatement of the Senior Secured Credit Facility subsequent to March 31, 2017.
e.    Fair value of debt
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	March 31, 2017		December 31, 2016
(in thousands)	Long-term debt	Fair value	Long-term debt	Fair value
January 2022 Notes	$450,000	$450,516	$450,000	$456,382
May 2022 Notes	500,000	521,180	500,000	521,413
March 2023 Notes	350,000	357,688	350,000	365,649
Senior Secured Credit Facility	65,000	64,995	70,000	69,975
Total value of debt	$1,365,000	$1,394,379	$1,370,000	$1,413,419
The fair values of the debt outstanding on the January 2022 Notes, the May 2022 Notes and the March 2023 Notes were determined using the March 31, 2017 and December 31, 2016 quoted market price (Level 1) for each respective instrument. The fair values of the outstanding debt on the Senior Secured Credit Facility as of March 31, 2017 and December 31, 2016 were estimated utilizing pricing models for similar instruments (Level 2). See Note 8 for information about fair value hierarchy levels.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

f.    Long-term debt, net
The following table summarizes the net presentation of the Company's long-term debt and debt issuance costs on the unaudited consolidated balance sheets as of the dates presented:

	March 31, 2017			December 31, 2016
(in thousands)	Long-term debt	Debt issuance costs, net	Long-term debt, net	Long-term debt	Debt issuance costs, net	Long-term debt, net
January 2022 Notes	$450,000	$(4,719)	$445,281	$450,000	$(4,963)	$445,037
May 2022 Notes	500,000	(5,928)	494,072	500,000	(6,164)	493,836
March 2023 Notes	350,000	(4,762)	345,238	350,000	(4,964)	345,036
Senior Secured Credit Facility(1)	65,000	—	65,000	70,000	—	70,000
Total	$1,365,000	$(15,409)	$1,349,591	$1,370,000	$(16,091)	$1,353,909
______________________________________________________________________________

(1)
Debt issuance costs, net related to our Senior Secured Credit Facility of $2.3 million and $2.7 million as of March 31, 2017 and December 31, 2016, respectively, are reported in "Other assets, net" on the unaudited consolidated balance sheets.

Note 5—Employee compensation
The Company has a Long-Term Incentive Plan (the "LTIP"), which provides for the granting of incentive awards in the form of restricted stock awards, stock option awards, performance share awards, performance unit awards and other awards. The LTIP provides for the issuance of up to 24,350,000 shares of Laredo's common stock.
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
a.    Restricted stock awards
All service vesting restricted stock awards are treated as issued and outstanding in the accompanying unaudited consolidated financial statements. Per the award agreement terms, if an employee terminates employment prior to the restriction lapse date for reasons other than death or disability, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. If the employee's termination of employment is by reason of death or disability, all of the holder's restricted stock will automatically vest. Historically, restricted stock awards granted to officers and employees vest in a variety of vesting schedules including (i) 33%, 33% and 34% per year beginning on the first anniversary date of the grant, (ii) fully on the first anniversary of the grant date and (iii) fully on the third anniversary of the grant date. Restricted stock awards granted to non-employee directors vest fully on the first anniversary of the grant date.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects the restricted stock award activity for the three months ended March 31, 2017:

(in thousands, except for weighted-average grant date fair values)	Restricted stock awards	Weighted-average grant date fair value (per award)
Outstanding as of December 31, 2016	3,878	$12.88
Granted	1,082	$14.12
Forfeited	(97)	$12.76
Vested(1)	(1,473)	$13.80
Outstanding as of March 31, 2017	3,390	$12.88
_____________________________________________________________________________

(1)	The total intrinsic value of vested restricted stock awards for the three months ended March 31, 2017 was $20.7 million.
The Company utilizes the closing stock price on the grant date to determine the fair value of service vesting restricted stock awards. As of March 31, 2017, unrecognized stock-based compensation related to the restricted stock awards expected to vest was $36.9 million. Such cost is expected to be recognized over a weighted-average period of 2.14 years.
b.    Stock option awards
Stock option awards granted under the LTIP vest and become exercisable in four equal installments on each of the four anniversaries of the grant date. The following table reflects the stock option award activity for the three months ended March 31, 2017:

(in thousands, except for weighted-average price and weighted- average remaining contractual term)	Stock option awards	Weighted-average price (per option)	Weighted-average remaining contractual term (years)
Outstanding as of December 31, 2016	2,370	$12.54	7.71
Granted	391	$14.12
Exercised(1)	(44)	$8.17
Expired or canceled	(13)	$21.92
Outstanding as of March 31, 2017	2,704	$12.79	7.84
Vested and exercisable at end of period(2)	1,312	$16.54	6.68
Expected to vest at end of period(3)	1,392	$9.24	8.92
_____________________________________________________________________________

(1)	The total intrinsic value of exercised stock option awards for the three months ended March 31, 2017 was $0.3 million.

(2)	The vested and exercisable stock option awards as of March 31, 2017 had an aggregate intrinsic value of $2.7 million.

(3)	The stock option awards expected to vest as of March 31, 2017 had an aggregate intrinsic value of $8.1 million.
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock option awards and recognizes the associated expense on a straight-line basis over the four-year requisite service period of the awards. Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock option awards will be outstanding prior to exercise and the associated volatility. As of March 31, 2017, unrecognized stock-based compensation related to stock option awards expected to vest was $11.7 million. Such cost is expected to be recognized over a weighted-average period of 2.93 years.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The assumptions used to estimate the fair value of the 390,733 stock option awards granted during three months ended March 31, 2017 are as follows:

February 17, 2017
Risk-free interest rate(1)	2.14%
Expected option life(2)	6.25 years
Expected volatility(3)	60.84%
Fair value per stock option award	$8.22
____________________________________________________________________________

(1)	U.S. Treasury yields as of the grant date were utilized for the risk-free interest rate assumption, correlating the treasury yield terms to the expected life of the stock option award.

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
c.    Performance share awards
Performance share awards granted to management are subject to a combination of market and service vesting criteria. A Monte Carlo simulation prepared by an independent third party is utilized to determine the grant date fair value of these awards. The Company has determined these awards are equity awards and recognizes the associated expense on a straight-line basis over the three-year requisite service period of the awards. Any shares earned under such awards are expected to be issued in the first quarter following the completion of the requisite service period based on the achievement of certain performance criteria.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects the performance share award activity for the three months ended March 31, 2017:

(in thousands, except for weighted-average grant date fair values)	Performance share awards	Weighted-average grant date fair value (per award)
Outstanding as of December 31, 2016	2,325	$18.35
Granted	696	$18.96
Forfeited	(16)	$18.02
Vested(1)	(200)	$28.56
Outstanding as of March 31, 2017	2,805	$17.77
______________________________________________________________________________

(1)
These performance share awards had a performance period of January 1, 2014 to December 31, 2016 (the "2014 Performance Share Awards") and, as their vesting and performance criteria were satisfied, each award converted into 0.75 shares representing 150,388 shares of common stock issued during the first quarter of 2017.

As of March 31, 2017, unrecognized stock-based compensation related to the performance share awards expected to vest was $34.0 million. Such cost is expected to be recognized over a weighted-average period of 2.21 years.
The assumptions used to estimate the fair values of the 696,460 performance share awards granted during the three months ended March 31, 2017 are as follows:

February 17, 2017
Risk-free rate(1)	1.44%
Dividend yield	—%
Expected volatility(2)	74.00%
Laredo stock closing price on grant date	$14.12
Fair value per performance share	$18.96
______________________________________________________________________________

(1)	The risk-free rate was derived using a term-matched zero-coupon yield derived from the U.S. Treasury constant maturities yield curve on the grant date.

(2)	The Company utilized its own volatility in order to develop the expected volatility.
d.    Stock-based compensation expense
The following has been recorded to stock-based compensation expense for the periods presented:

	Three months ended March 31,
(in thousands)	2017	2016
Restricted stock award compensation	$6,167	$3,768
Stock option award compensation	1,297	624
Performance share award compensation	3,740	228
Total stock-based compensation, gross	11,204	4,620
Less amounts capitalized in oil and natural gas properties	(1,980)	(782)
Total stock-based compensation, net of amounts capitalized	$9,224	$3,838
e.    Performance unit awards
The performance unit awards issued to management on February 15, 2013 (the "2013 Performance Unit Awards") were subject to a combination of market and service vesting criteria. These awards were accounted for as liability awards as they were settled in cash at the end of the requisite service period based on the achievement of certain performance criteria.
The 44,481 settled 2013 Performance Unit Awards had a performance period of January 1, 2013 to December 31, 2015 and, as their vesting and performance criteria were satisfied, they were paid at $143.75 per unit during the first quarter of 2016.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 6—Income taxes
The Company is subject to federal and state income taxes and the Texas franchise tax. The Company had federal net operating loss carry-forwards totaling $1.7 billion and state of Oklahoma net operating loss carry-forwards totaling $38.9 million as of March 31, 2017. These carry-forwards begin expiring in 2026. As of March 31, 2017, the Company believes a portion of the net operating loss carry-forwards are not fully realizable. The Company considered all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance was needed. Such consideration included projected future cash flows from its oil, NGL and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of March 31, 2017, the Company's ability to capitalize intangible drilling costs, rather than expensing these costs in order to prevent an operating loss carry-forward from expiring unused, and future projections of Oklahoma sourced income. As of March 31, 2017, a full valuation allowance of $738.4 million has been recorded against the Company's deferred tax position.
Note 7—Derivatives
a. Derivatives
The Company engages in derivative transactions such as puts, swaps and collars to hedge price risks due to unfavorable changes in oil, NGL and natural gas prices related to its production. As of March 31, 2017, the Company had 23 open derivative contracts with financial institutions that extend from April 2017 to December 2018. None of these contracts were designated as hedges for accounting purposes. The contracts are recorded at fair value on the unaudited consolidated balance sheets and gains and losses are recognized in earnings. Gains and losses on derivatives are reported on the unaudited consolidated statements of operations on the "Gain on derivatives, net" line item.
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
Each collar transaction has an established price floor and ceiling. When the settlement price is below the price floor established by these collars, the Company receives an amount from its counterparty equal to the difference between the settlement price and the price floor multiplied by the hedged contract volume. When the settlement price is above the price ceiling established by these collars, the Company pays its counterparty an amount equal to the difference between the settlement price and the price ceiling multiplied by the hedged contract volume. When the settlement price is between the price floor and price ceiling established by these collars the collar expires.
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
During the three months ended March 31, 2017, the following derivatives were entered into:

	Aggregate volumes (Bbl)	Floor price ($/Bbl)	Ceiling price ($/Bbl)	Contract period
Oil:(1)
Put	730,000	$50.00	$—	January 2018 - December 2018
Collar	584,000	$50.00	$60.00	January 2018 - December 2018
_____________________________________________________________________________

(1)	There are $6.3 million in deferred premiums associated with these contracts.
During the three months ended March 31, 2016, the Company successfully completed a hedge restructuring by early terminating the floors of certain derivative contract collars that resulted in a termination amount to the Company of $80 million,

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

which was settled in full by applying the proceeds to prepay the premiums on two new derivatives entered into during the restructuring.
See Note 16.b for discussion of additional hedges entered into subsequent to March 31, 2017.
The following represents cash settlements received for derivatives, net for the periods presented:

	Three months ended March 31,
(in thousands)	2017	2016
Cash settlements received for matured derivatives, net(1)	$7,451	$65,937
Cash settlements received for early terminations of derivatives, net(2)	—	80,000
Cash settlements received for derivatives, net	$7,451	$145,937
_____________________________________________________________________________

(1)	The settlement amounts do not include premiums paid attributable to contracts that matured during the respective period.

(2)	The settlement amount for the three months ended March 31, 2016 includes $4.0 million in deferred premiums that were settled net with the early terminated contracts from which they originated.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table summarizes open positions as of March 31, 2017, and represents, as of such date, derivatives in place through December 2018 on annual production volumes:

	Remaining year 2017	Year 2018
Oil positions:
Puts:
Hedged volume (Bbl)	790,625	1,779,375
Weighted-average price ($/Bbl)	$60.00	$55.90
Swaps:
Hedged volume (Bbl)	1,512,500	1,095,000
Weighted-average price ($/Bbl)	$51.54	$52.12
Collars:
Hedged volume (Bbl)	2,860,000	584,000
Weighted-average floor price ($/Bbl)	$56.92	$50.00
Weighted-average ceiling price ($/Bbl)	$86.00	$60.00
Totals:
Total volume hedged with floor price (Bbl)	5,163,125	3,458,375
Weighted-average floor price ($/Bbl)	$55.82	$53.71
Total volume hedged with ceiling price (Bbl)	4,372,500	1,679,000
Weighted-average ceiling price ($/Bbl)	$74.08	$54.86
NGL positions:
Swaps - Ethane:
Hedged volume (Bbl)	333,000	—
Weighted-average price ($/Bbl)	$11.24	$—
Swaps - Propane:
Hedged volume (Bbl)	281,250	—
Weighted-average price ($/Bbl)	$22.26	$—
Totals:
Total volume hedged with floor price (Bbl)	614,250	—
Total volume hedged with ceiling price (Bbl)	614,250	—
Natural gas positions:
Puts:
Hedged volume (MMBtu)	6,030,000	8,220,000
Weighted-average price ($/MMBtu)	$2.50	$2.50
Collars:
Hedged volume (MMBtu)	14,327,500	4,635,500
Weighted-average floor price ($/MMBtu)	$2.86	$2.50
Weighted-average ceiling price ($/MMBtu)	$3.54	$3.60
Totals:
Total volume hedged with floor price (MMBtu)	20,357,500	12,855,500
Weighted-average floor price ($/MMBtu)	$2.75	$2.50
Total volume hedged with ceiling price (MMBtu)	14,327,500	4,635,500
Weighted-average ceiling price ($/MMBtu)	$3.54	$3.60

Table of Contents	Laredo Petroleum, Inc.
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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company conducts a review of fair value hierarchy classifications on an annual basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Transfers between fair value hierarchy levels are recognized and reported in the period in which the transfer occurred. No transfers between fair value hierarchy levels occurred during the three months ended March 31, 2017 or 2016.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

a. Fair value measurement on a recurring basis
The following tables summarize the Company's fair value hierarchy by commodity on a gross basis and the net presentation on the unaudited consolidated balance sheets for derivative assets and liabilities measured at fair value on a recurring basis as of the periods presented:

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of March 31, 2017:
Assets
Current:
Oil derivatives	$—	$30,401	$—	$30,401	$(777)	$29,624
NGL derivatives	—	93	—	93	(93)	—
Natural gas derivatives	—	2,539	—	2,539	(1,372)	1,167
Oil deferred premiums	—	—	—	—	(3,216)	(3,216)
Natural gas deferred premiums	—	—	—	—	—	—
Noncurrent:
Oil derivatives	$—	$12,971	$—	$12,971	$(2,904)	$10,067
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	3,222	—	3,222	—	3,222
Oil deferred premiums	—	—	—	—	(1,644)	(1,644)
Natural gas deferred premiums	—	—	—	—	(1,798)	(1,798)
Liabilities
Current:
Oil derivatives	$—	$(393)	$—	$(393)	$777	$384
NGL derivatives	—	(1,024)	—	(1,024)	93	(931)
Natural gas derivatives	—	(519)	—	(519)	1,372	853
Oil deferred premiums	—	—	(3,764)	(3,764)	3,216	(548)
Natural gas deferred premiums	—	—	(2,890)	(2,890)	—	(2,890)
Noncurrent:
Oil derivatives	$—	$—	$—	$—	$2,904	$2,904
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	—	—	—	—	—
Oil deferred premiums	—	—	(4,573)	(4,573)	1,644	(2,929)
Natural gas deferred premiums	—	—	(1,798)	(1,798)	1,798	—
Net derivative position	$—	$47,290	$(13,025)	$34,265	$—	$34,265

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of December 31, 2016:
Assets
Current:
Oil derivatives	$—	$22,527	$—	$22,527	$—	$22,527
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	270	—	270	(270)	—
Oil deferred premiums	—	—	—	—	(1,580)	(1,580)
Natural gas deferred premiums	—	—	—	—	—	—
Noncurrent:
Oil derivatives	$—	$8,718	$—	$8,718	$—	$8,718
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	1,377	—	1,377	(1,377)	—
Oil deferred premiums	—	—	—	—	—	—
Natural gas deferred premiums	—	—	—	—	—	—
Liabilities
Current:
Oil derivatives	$—	$(9,789)	$—	$(9,789)	$—	$(9,789)
NGL derivatives	—	(2,803)	—	(2,803)	—	(2,803)
Natural gas derivatives	—	(3,639)	—	(3,639)	270	(3,369)
Oil deferred premiums	—	—	(3,569)	(3,569)	1,580	(1,989)
Natural gas deferred premiums	—	—	(3,043)	(3,043)	—	(3,043)
Noncurrent:
Oil derivatives	$—	$(4,552)	$—	$(4,552)	$—	$(4,552)
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	(133)	—	(133)	1,377	1,244
Oil deferred premiums	—	—	—	—	—	—
Natural gas deferred premiums	—	—	(2,386)	(2,386)	—	(2,386)
Net derivative position	$—	$11,976	$(8,998)	$2,978	$—	$2,978
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

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents actual cash payments required for deferred premiums as of March 31, 2017 for the periods presented:

(in thousands)	March 31, 2017
Remaining 2017	$4,334
2018	8,444
2019	535
Total	$13,313
A summary of the changes in assets classified as Level 3 measurements for the periods presented are as follows:

	Three months ended March 31,
(in thousands)	2017	2016
Balance of Level 3 at beginning of period	$(8,998)	$(14,619)
Change in net present value of derivative deferred premiums	(41)	(72)
Total purchases and settlements:
Purchases	(6,093)	(4,112)
Settlements(1)	2,107	5,749
Balance of Level 3 at end of period	$(13,025)	$(13,054)
_____________________________________________________________________________

(1)	The amount for the three months ended March 31, 2016 includes $3.9 million that represents the present value of deferred premiums settled in the Company's restructuring upon their early termination.
b. Fair value measurement on a nonrecurring basis
The Company accounts for the impairment of long-lived assets, if any, at fair value on a nonrecurring basis. For purposes of fair value measurement, it was determined that the impairment of long-lived assets is classified as Level 3, based on the use of internally developed cash flow models.
The Company accounts for the impairment of inventory, if any, at lower of cost or NRV on a nonrecurring basis. For purposes of fair value measurement, it was determined that the impairment of inventory is classified as Level 2, based on the use of a replacement cost approach. No impairments of long-lived assets or inventory were recorded for the three months ended March 31, 2017 or 2016. See Note 2.i for discussion regarding the Company's long-lived assets and inventory.
The accounting policies for impairment of oil and natural gas properties are discussed in Note 2.g. Significant inputs included in the calculation of discounted cash flows used in the impairment analysis include the Company's estimate of operating and development costs, anticipated production of evaluated reserves and other relevant data. See Note 2.g for discussion of the Company's first-quarter 2016 full cost ceiling impairment. There was no full cost ceiling impairment recorded during the three months ended March 31, 2017.
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
The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of evaluated and unevaluated oil and natural gas properties. The fair value of these properties are measured using a discounted cash flow model that converts future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) forecasted oil, NGL and natural gas reserve quantities; (ii) future commodity strip prices as of the closing dates adjusted for transportation and regional price differentials; (iii) forecasted ad valorem taxes, production taxes, income taxes, general and administrative expenses, operating expenses and development costs; and (iv) a peer group weighted-average cost of capital rate subject to additional project-specific risk factors. To compensate for the inherent risk of estimating the value of the unevaluated properties, the discounted future net revenues of proved undeveloped and probable reserves are reduced by additional reserve adjustment factors. These assumptions represent Level 3 inputs under the fair value hierarchy.
No acquisitions of evaluated and unevaluated oil and natural gas properties were recorded for the three months ended March 31, 2017 or 2016.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 9—Net income (loss) per common share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution of non-vested performance share awards, non-vested restricted stock awards and outstanding stock option awards. For the three months ended March 31, 2016, all of these potentially dilutive items were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net loss per common share.
The effect of the Company's outstanding stock option awards, with the exception of the options granted in 2016, was excluded from the calculation of diluted net income per common share for the three months ended March 31, 2017. The inclusion of these options would be anti-dilutive due to the following: (i) utilizing the treasury stock method, the sum of the assumed proceeds exceeded the average stock price during the period for the outstanding stock option awards granted in 2015 and (ii) the exercise prices were greater than the average market price during the period for the outstanding stock option awards granted in 2012, 2013, 2014 and 2017.
The following is the calculation of basic and diluted weighted-average common shares outstanding and net income (loss) per common share for the periods presented:

	Three months ended March 31,
(in thousands, except for per share data)	2017	2016
Net income (loss) (numerator):
Net income (loss)—basic and diluted	$68,276	$(180,371)
Weighted-average common shares outstanding (denominator):
Basic	238,505	211,560
Non-vested performance share awards(1)	4,466	—
Non-vested restricted stock awards(2)	1,245	—
Outstanding stock option awards(2)	163	—
Diluted	244,379	211,560
Net income (loss) per common share:
Basic	$0.29	$(0.85)
Diluted	$0.28	$(0.85)
_____________________________________________________________________________

(1)
For the three months ended March 31, 2017, the dilutive effect of non-vested performance share awards with performance periods that have not yet ended was calculated utilizing the Company's total shareholder return ("TSR") from the beginning of each performance share awards' respective performance period to March 31, 2017 in comparison to the TSR of the peers specified in each performance share awards' respective agreement. See Note 5.c for additional discussion of the Company's performance share awards.

(2)
For the three months ended March 31, 2017, the dilutive effects of the non-vested restricted stock awards and the outstanding stock option awards were calculated utilizing the treasury stock method. See Notes 5.a and 5.b for additional discussion of the Company's restricted stock awards and stock option awards, respectively.

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
The Company uses derivatives to hedge its exposure to oil, NGL and natural gas price volatility. These transactions expose the Company to potential credit risk from its counterparties. In accordance with the Company's standard practice, its derivatives are subject to counterparty netting under agreements governing such derivatives; therefore, the credit risk associated with its derivative counterparties is somewhat mitigated. See Notes 2.e, 7 and 8.a for additional information regarding the Company's derivatives.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

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
b.    Drilling contracts
The Company has committed to several drilling contracts with a third party to facilitate the Company's drilling plans. Certain of these contracts contain early termination clauses that require the Company to potentially pay penalties to the third party should the Company cease drilling efforts. These penalties would negatively impact the Company's financial statements upon early contract termination. There were no penalties incurred for early contract termination for either of the three months ended March 31, 2017 or 2016. Future commitments of $5.0 million as of March 31, 2017 are not recorded in the accompanying unaudited consolidated balance sheets. Management does not currently anticipate the early termination of any existing contracts in 2017 that would result in a substantial penalty.

c.    Firm sale and transportation commitments
The Company has committed to deliver for sale or transportation fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to deficiency payments. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. Management anticipates continuing this practice in the future. Also, if production is not sufficient to satisfy the Company's delivery commitments, the Company can and may use spot market purchases to fulfill the commitments. During the three months ended March 31, 2017, the Company incurred $0.1 million in deficiency payments which are reported on the unaudited consolidated statements of operations in the "Other operating expenses" line item. There were no deficiency payments during the three months ended March 31, 2016. Future commitments of $396.3 million as of March 31, 2017 are not recorded in the accompanying unaudited consolidated balance sheets.

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
Note 12—Related parties
a.    Medallion
The following table summarizes items included in the unaudited consolidated balance sheets related to Medallion as of the dates presented:

(in thousands)	March 31, 2017	December 31, 2016
Accounts receivable, net	$124	$—
Accrued capital expenditures	$379	$586
Other current liabilities	$102	$118
b.    Archrock Partners, L.P.
The Company has a compression arrangement with affiliates of Archrock Partners, L.P., formerly Exterran Partners L.P. ("Archrock"). One of Laredo's directors is on the board of directors of Archrock GP LLC, an affiliate of Archrock.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

As of December 31, 2016, amounts included in accounts payable from Archrock in the unaudited consolidated balance sheets totaled $0.2 million. No such amounts were included as of March 31, 2017.
The following table summarizes the lease operating expenses related to Archrock included in the unaudited consolidated statements of operations for the periods presented:

	Three months ended March 31,
(in thousands)	2017	2016
Lease operating expenses	$424	$475
Note 13—Segments
The Company operates in two business segments: (i) exploration and production and (ii) midstream and marketing. The exploration and production segment is engaged in the acquisition, exploration and development of oil and natural gas properties. The midstream and marketing segment provides Laredo's exploration and production segment and third parties with products and services that need to be delivered by midstream infrastructure, including oil and liquids-rich natural gas gathering services as well as rig fuel, natural gas lift and water delivery and takeaway.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents selected financial information, for the periods presented, regarding the Company's operating segments on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis:

(in thousands)	Exploration and production	Midstream and marketing	Eliminations	Consolidated company
Three months ended March 31, 2017:
Revenues:
Oil, NGL and natural gas sales	$139,208	$816	$(1,288)	$138,736
Midstream service revenues	—	17,634	(14,635)	2,999
Sales of purchased oil	—	47,271	—	47,271
Total revenues	139,208	65,721	(15,923)	189,006
Costs and expenses:
Lease operating expenses, including production and ad valorem taxes	29,570	—	(3,797)	25,773
Midstream service expenses	—	10,234	(9,318)	916
Costs of purchased oil	—	50,256	—	50,256
General and administrative(1)	23,443	2,154	—	25,597
Depletion, depreciation and amortization(2)	31,797	2,315	—	34,112
Other operating expenses(3)	973	53	—	1,026
Operating income	$53,425	$709	$(2,808)	$51,326
Other financial information:
Income from equity method investee	$—	$3,068	$—	$3,068
Interest expense(4)	$(21,314)	$(1,406)	$—	$(22,720)
Capital expenditures	$(111,745)	$(1,731)	$—	$(113,476)
Gross property and equipment(5)	$5,848,991	$404,871	$(11,048)	$6,242,814
Three months ended March 31, 2016:
Revenues:
Oil, NGL and natural gas sales	$73,142	$—	$—	$73,142
Midstream service revenues	—	11,267	(9,466)	1,801
Sales of purchased oil	—	31,614	—	31,614
Total revenues	73,142	42,881	(9,466)	106,557
Costs and expenses:
Lease operating expenses, including production and ad valorem taxes	29,364	—	(2,411)	26,953
Midstream service expenses	—	6,509	(5,900)	609
Costs of purchased oil	—	32,946	—	32,946
General and administrative(1)	17,679	1,772	—	19,451
Depletion, depreciation and amortization(2)	39,292	2,186	—	41,478
Impairment expense	161,064	—	—	161,064
Other operating expenses(3)	792	52	—	844
Operating loss	$(175,049)	$(584)	$(1,155)	$(176,788)
Other financial information:
Income from equity method investee	$—	$2,298	$—	$2,298
Interest expense(4)	$(22,303)	$(1,402)	$—	$(23,705)
Capital expenditures	$(105,785)	$(1,937)	$—	$(107,722)
Gross property and equipment(5)	$5,392,865	$347,892	$(3,078)	$5,737,679
_______________________________________________________________________________

(1)
General and administrative expenses were allocated based on the number of employees in the respective segment as of March 31, 2017 and 2016. Certain components of general and administrative expense, primarily payroll, deferred compensation and vehicle expenses, were not allocated but were actual expenses for each segment. Land and geology expenses were not allocated to the midstream and marketing segment.

(2)
Depletion, depreciation and amortization were actual expenses for each segment with the exception of the allocation of depreciation of other fixed assets, which was based on the number of employees in the respective segment as of March 31, 2017 and 2016. Certain components of depreciation and amortization of other fixed assets, primarily vehicles, were not allocated but were actual expenses for each segment.

(3)
Other operating expenses consist of (i) accretion of asset retirement obligations and minimum volume commitments for the three months ended March 31, 2017 and (ii) accretion of asset retirement obligations for the three months ended March 31, 2016. These were actual expenses and were not allocated.

(4)
Interest expense was allocated to the exploration and production segment based on gross property and equipment as of March 31, 2017 and 2016 and allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of March 31, 2017 and 2016.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(5)
Gross property and equipment for the midstream and marketing segment includes investment in equity method investee totaling $247.0 million and $194.8 million as of March 31, 2017 and 2016, respectively. Other fixed assets were allocated based on the number of employees in the respective segment as of March 31, 2017 and 2016. Certain components of other fixed assets, primarily vehicles, were not allocated but were actual assets for each segment.

Note 14—Subsidiary guarantors
The Guarantors have fully and unconditionally guaranteed the January 2022 Notes, the May 2022 Notes, the March 2023 Notes and the Senior Secured Credit Facility, subject to the Releases. In accordance with practices accepted by the SEC, Laredo has prepared condensed consolidating financial statements to quantify the balance sheets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following unaudited condensed consolidating balance sheets as of March 31, 2017 and December 31, 2016 and unaudited condensed consolidating statements of operations and unaudited condensed consolidating statements of cash flows each for the three months ended March 31, 2017 and 2016 present financial information for Laredo on a stand-alone basis (carrying any investment in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a condensed consolidated basis. Deferred income taxes for LMS and for GCM are recorded on Laredo's balance sheets, statements of operations and statements of cash flows as they are disregarded entities for income tax purposes. Laredo and the Guarantors are not restricted from making intercompany distributions to each other. During the three months ended March 31, 2016, certain assets were transferred from LMS to Laredo at historical cost.
Condensed consolidating balance sheet
March 31, 2017
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$63,068	$15,803	$—	$78,871
Other current assets	71,732	2,026	—	73,758
Oil and natural gas properties, net	1,233,589	9,277	(11,048)	1,231,818
Midstream service assets, net	—	125,287	—	125,287
Other fixed assets, net	43,879	500	—	44,379
Investment in subsidiaries and equity method investee	379,320	247,021	(379,320)	247,021
Other long-term assets	13,773	3,689	—	17,462
Total assets	$1,805,361	$403,603	$(390,368)	$1,818,596

Accounts payable	$23,535	$1,203	$—	$24,738
Other current liabilities	117,625	19,972	—	137,597
Long-term debt, net	1,349,591	—	—	1,349,591
Other long-term liabilities	50,652	3,108	—	53,760
Stockholders' equity	263,958	379,320	(390,368)	252,910
Total liabilities and stockholders' equity	$1,805,361	$403,603	$(390,368)	$1,818,596

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating balance sheet
December 31, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$70,570	$16,297	$—	$86,867
Other current assets	65,884	2,026	—	67,910
Oil and natural gas properties, net	1,194,801	9,293	(8,240)	1,195,854
Midstream service assets, net	—	126,240	—	126,240
Other fixed assets, net	44,221	552	—	44,773
Investment in subsidiaries and equity method investee	376,028	243,953	(376,028)	243,953
Other long-term assets	13,065	3,684	—	16,749
Total assets	$1,764,569	$402,045	$(384,268)	$1,782,346

Accounts payable	$14,427	$627	$—	$15,054
Other current liabilities	150,531	22,360	—	172,891
Long-term debt, net	1,353,909	—	—	1,353,909
Other long-term liabilities	56,889	3,030	—	59,919
Stockholders' equity	188,813	376,028	(384,268)	180,573
Total liabilities and stockholders' equity	$1,764,569	$402,045	$(384,268)	$1,782,346
Condensed consolidating statement of operations
For the three months ended March 31, 2017
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$139,143	$65,786	$(15,923)	$189,006
Total costs and expenses	88,029	62,766	(13,115)	137,680
Operating income	51,114	3,020	(2,808)	51,326
Interest expense	(22,720)	—	—	(22,720)
Other non-operating income	42,690	2,918	(5,938)	39,670
Income before income tax	71,084	5,938	(8,746)	68,276
Income tax	—	—	—	—
Net income	$71,084	$5,938	$(8,746)	$68,276

Condensed consolidating statement of operations
For the three months ended March 31, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$73,122	$42,901	$(9,466)	$106,557
Total costs and expenses	250,064	41,592	(8,311)	283,345
Operating income (loss)	(176,942)	1,309	(1,155)	(176,788)
Interest expense	(23,705)	—	—	(23,705)
Other non-operating income	21,431	2,291	(3,600)	20,122
Income (loss) before income tax	(179,216)	3,600	(4,755)	(180,371)
Income tax	—	—	—	—
Net income (loss)	$(179,216)	$3,600	$(4,755)	$(180,371)

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of cash flows
For the three months ended March 31, 2017
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash flows provided by operating activities	$65,344	$4,378	$(5,938)	$63,784
Change in investment between affiliates	(3,291)	(2,647)	5,938	—
Capital expenditures and other	(52,230)	(1,731)	—	(53,961)
Net cash flows used in financing activities	(12,143)	—	—	(12,143)
Net decrease in cash and cash equivalents	(2,320)	—	—	(2,320)
Cash and cash equivalents, beginning of period	32,671	1	—	32,672
Cash and cash equivalents, end of period	$30,351	$1	$—	$30,352
Condensed consolidating statement of cash flows
For the three months ended March 31, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash flows provided by operating activities	$58,163	$1,954	$(3,600)	$56,517
Change in investment between affiliates	(30,235)	26,635	3,600	—
Capital expenditures and other	(105,575)	(28,589)	—	(134,164)
Net cash flows provided by financing activities	58,588	—	—	58,588
Net decrease in cash and cash equivalents	(19,059)	—	—	(19,059)
Cash and cash equivalents, beginning of period	31,153	1	—	31,154
Cash and cash equivalents, end of period	$12,094	$1	$—	$12,095
Note 15—Recently issued or adopted accounting pronouncements
The Company considers the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"). The ASUs listed below were either adopted during the three months ended March 31, 2017 or the discussion of the ASU was determined to be meaningful to the Company's consolidated financial statements.
In January 2017, the FASB issued new guidance in Topic 805, Business Combinations, to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (i) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output and (ii) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the amendments in this ASU narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this ASU should be applied prospectively on or after the effective

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

date. Early application of the amendments in this ASU is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements upon adoption.
In February 2016, the FASB issued new guidance in Topic 842, Leases. The core principle of the new guidance is that a lessee should recognize the assets and liabilities that arise from leases in the statement of financial position. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous lease guidance. In addition, also consistent with the previous lease guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this ASU is permitted. The Company is in the process of evaluating the potential impact of adopting this guidance, and the primary effect will be to record assets and obligations for contracts currently recognized as operating leases with a term greater than 12 months and evaluate operating leases with a term less than or equal to 12 months for election. The Company does not intend to adopt the standard early.
In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard's application impact to individual financial statement line items. In March, April, May and December 2016, the FASB issued new guidance in Topic 606, Revenue from Contracts with Customers, to address the following potential implementation issues of the new revenue standard: (a) to clarify the implementation guidance on principal versus agent considerations, (b) to clarify the identification of performance obligations and the licensing implementation guidance and (c) to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company follows the sales method of accounting for oil, NGL and natural gas production, which is generally consistent with the revenue recognition provision of the new standard. However, the Company is still evaluating the impact this standard will have on its consolidated financial statements upon adoption and, in addition, evaluating the methods of adoption. The evaluation process includes review of revenue contracts and transactions in both of the exploration and production and midstream and marketing segments. The Company expects to adopt this standard on January 1, 2018.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 16—Subsequent events
a.    Senior Secured Credit Facility
On April 10, 2017, the Company borrowed $10.0 million on the Senior Secured Credit Facility. The outstanding balance under the Senior Secured Credit Facility was $75.0 million as of May 2, 2017.
On May 2, 2017, the Company entered into the Fifth Amended and Restated Credit Agreement to the Senior Secured Credit Facility (the "Fifth Amendment and Restatement"). Among the more significant changes reflected in the Fifth Amendment and Restatement are: (i) the borrowing base and aggregate elected commitment were each increased to $1.0 billion, (ii) the maturity date was extended to May 2, 2022, provided that if either the January 2022 Notes or May 2022 Notes have not been refinanced on or prior to the date (as applicable, the "Early Maturity Date") 90 days before their respective stated maturity dates, the Senior Secured Credit Facility will mature on such Early Maturity Date and (iii) a new financial covenant, maximum "Consolidated Total Leverage Ratio," tested quarterly, replaced the covenant requiring a minimum ratio of "Consolidated EBITDAX over Consolidated Net Interest Expense," which was also tested quarterly.
b.    New derivative contracts
Subsequent to March 31, 2017, the following new derivatives were entered into:

	Aggregate volumes (MMBtu)	Floor price ($/MMBtu)	Ceiling price ($/MMBtu)	Contract period
Natural gas collars(1)	10,950,000	$2.50	$3.25	January 2018 - December 2018
_____________________________________________________________

(1)	There are $0.9 million in deferred premiums associated with these contracts. See Note 7.a for information regarding the Company's derivative settlement indices.
Note 17—Supplementary information
Costs incurred in oil and natural gas property acquisition, exploration and development activities
Costs incurred in the acquisition, exploration and development of oil, NGL and natural gas assets are presented below:

	Three months ended March 31,
(in thousands)	2017	2016
Property acquisition costs:		—
Evaluated	$—	$—
Unevaluated	—	—
Exploration costs	15,543	7,263
Development costs(1)	111,158	81,886
Total costs incurred	$126,701	$89,149
____________________________________________________________________________

(1)	Development costs include $0.1 million in asset retirement obligations for each of the three months ended March 31, 2017 and 2016.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2016 Annual Report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Laredo," "we," "us," "our" or similar terms refer to Laredo, LMS and GCM collectively unless the context otherwise indicates or requires. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties, and the gathering of oil and liquids-rich natural gas from such properties, primarily in the Permian Basin in West Texas. Since our inception, we have grown primarily through our drilling program coupled with select strategic acquisitions and joint ventures.
Our financial and operating performance for the three months ended March 31, 2017 included the following:

•	Oil, NGL and natural gas sales of $138.7 million, compared to $73.1 million for the three months ended March 31, 2016;

•	Average daily sales volumes of 52,405 BOE/D, compared to 46,202 BOE/D for the three months ended March 31, 2016;

•	Net income of $68.3 million, compared to net loss of $180.4 million, which included a non-cash full cost ceiling impairment of $161.1 million, for the three months ended March 31, 2016; and

•
Adjusted EBITDA (a non-GAAP financial measure) of $107.4 million, compared to $98.3 million for the three months ended March 31, 2016. See page 45 for a discussion and reconciliation of Adjusted EBITDA.

Recent developments
On January 17, 2017, we completed the sale of 2,900 net acres and working interests in 16 producing vertical wells in the Midland Basin to a third-party buyer for a purchase price of $59.6 million. After transaction costs reflecting an economic effective date of October 1, 2016, the proceeds were $59.4 million net of working capital and closing adjustments. A portion of these proceeds were used to pay down borrowings on the Senior Secured Credit Facility.
On May 2, 2017, we entered into the Fifth Amendment and Restatement, pursuant to which, among other things, the borrowing base and aggregate elected commitment were each increased to $1.0 billion. In addition, the maturity date of the Senior Secured Credit Facility was extended to May 2, 2022, provided that if either of the January 2022 Notes or May 2022 Notes have not been refinanced on or prior to the applicable Early Maturity Date, the Senior Secured Credit Facility will mature on such Early Maturity Date.
Pricing and reserves
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
For the three months ended March 31, 2017 and 2016, the Realized Prices utilized to value our reserves were $42.30 per Bbl for oil, $14.23 per Bbl for NGL and $1.97 per Mcf for natural gas, and $41.33 per Bbl for oil, $11.25 per Bbl for NGL and $1.75 per Mcf for natural gas, respectively. The Realized Prices used to estimate proved reserves for all periods do not include derivative transactions. The unamortized cost of our evaluated oil and natural gas properties did not exceed the full cost ceiling amount as of March 31, 2017 and as such, we did not record a first-quarter full cost ceiling impairment. See Note 2.g to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion regarding prices used to value our reserves and our full cost ceiling impairment in the prior period.

We have entered into a number of derivative contracts that have enabled us to offset a portion of the changes in our cash flow caused by price fluctuations for our sales of oil, NGL and natural gas as discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Core areas of operations
The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. As of March 31, 2017, we had assembled 126,051 net acres in the Permian Basin.
Sources of our revenue
Our revenues are derived from the sale of produced oil, NGL and natural gas within the continental United States, the sale of purchased oil and providing midstream services to third parties. Our revenues do not include the effects of derivatives. For the three months ended March 31, 2017, our revenues were comprised of 53% sales of produced oil, 11% sales of produced NGL, 10% sales of produced natural gas, 25% sales of purchased oil and 1% midstream services. Our oil, NGL and natural gas revenues may vary significantly from period to period as a result of changes in volumes of production and/or changes in commodity prices. Our sales of purchased oil revenue may vary due to changes in oil prices and market differentials. Our midstream service revenues may vary due to oil throughput fees and the level of services provided to third parties for (i) gathered natural gas, (ii) gas lift fees and (iii) water services.

Results of operations consolidated
For the three months ended March 31, 2017 as compared to the three months ended March 31, 2016
Oil, NGL and natural gas sales volumes, revenues and pricing
The following table sets forth information regarding oil, NGL and natural gas sales volumes, revenues and average sales prices per BOE sold, for the periods presented:

	Three months ended March 31,
	2017	2016
Sales volumes:
Oil (MBbl)	2,120	2,006
NGL (MBbl)	1,263	1,066
Natural gas (MMcf)	8,000	6,796
Oil equivalents (MBOE)(1)(2)	4,716	4,204
Average daily sales volumes (BOE/D)(2)	52,405	46,202
% Oil	45%	48%
Oil, NGL and natural gas sales (in thousands):
Oil	$99,467	$55,194
NGL	20,828	9,052
Natural gas	18,441	8,896
Total oil, NGL and natural gas sales	$138,736	$73,142
Average sales prices:
Oil, realized ($/Bbl)(3)	$46.91	$27.51
NGL, realized ($/Bbl)(3)	$16.49	$8.50
Natural gas, realized ($/Mcf)(3)	$2.31	$1.31
Average price, realized ($/BOE)(3)	$29.42	$17.40
Oil, hedged ($/Bbl)(4)	$49.70	$56.84
NGL, hedged ($/Bbl)(4)	$16.04	$8.50
Natural gas, hedged ($/Mcf)(4)	$2.31	$2.08
Average price, hedged ($/BOE)(4)	$30.55	$32.64
________________________________________________________________________

(1)	BOE is calculated using a conversion rate of six Mcf per one Bbl.

(2)	The volumes presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

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

The following table presents cash settlements received (paid) for matured derivatives and premiums incurred previously or upon settlement attributable to instruments that settled during the periods utilized in our calculation of the hedged prices presented above:

	Three months ended March 31,
(in thousands)	2017	2016
Cash settlements received (paid) for matured derivatives:
Oil	$7,248	$60,692
NGL	(568)	—
Natural gas	771	5,245
Total	$7,451	$65,937
Premiums paid attributable to contracts that matured during the respective period:
Oil	$(1,342)	$(1,850)
Natural gas	(765)	—
Total	$(2,107)	$(1,850)

Changes in average realized sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended March 31, 2017 and 2016:

(in thousands)	Oil	NGL	Natural gas	Total net effect of change
2016 Revenues	$55,194	$9,052	$8,896	$73,142
Effect of changes in average realized sales prices	41,133	10,099	7,970	59,202
Effect of changes in sales volumes	3,140	1,677	1,575	6,392
2017 Revenues	$99,467	$20,828	$18,441	$138,736
Oil revenue. Our oil revenue is a function of oil production volumes sold and average sales prices received for those volumes. The increase in oil revenue of $44.3 million, or 80%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is due to a 71% increase in average oil prices realized and a 6% increase in oil sales volumes.
NGL revenue. Our NGL revenue is a function of NGL production volumes sold and average sales prices received for those volumes. The increase in NGL revenue of $11.8 million, or 130%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is due to a 94% increase in average NGL prices realized and an 18% increase in NGL sales volumes.
Natural gas revenue. Our natural gas revenue is a function of natural gas production volumes sold and average sales prices received for those volumes. The increase in natural gas revenue of $9.5 million, or 107%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is due to a 76% increase in average natural gas prices realized and an 18% increase in natural gas sales volumes.

Costs and expenses
The following table sets forth information regarding costs and expenses and average costs per BOE sold for the periods presented:

	Three months ended March 31,
(in thousands except for per BOE sold data)	2017	2016
Costs and expenses:
Lease operating expenses	$16,992	$20,518
Production and ad valorem taxes	8,781	6,435
Midstream service expenses	916	609
Costs of purchased oil	50,256	32,946
General and administrative:
Cash	16,373	15,613
Non-cash stock-based compensation, net of amounts capitalized	9,224	3,838
Depletion, depreciation and amortization	34,112	41,478
Impairment expense	—	161,064
Other operating expenses	1,026	844
Total	$137,680	$283,345
Average costs per BOE sold(1):
Lease operating expenses	$3.60	$4.88
Production and ad valorem taxes	1.86	1.53
Midstream service expenses	0.19	0.14
General and administrative:
Cash	3.47	3.72
Non-cash stock-based compensation, net of amounts capitalized	1.96	0.91
Depletion, depreciation and amortization	7.23	9.87
Total	$18.31	$21.05
________________________________________________________________________

(1)	Average costs per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.
Lease operating expenses. Lease operating expenses, which include workover expenses, decreased by $3.5 million, or 17%, for the three months ended March 31, 2017 compared to the same period in 2016. Previous investments in field infrastructure, primarily in our four production corridors, including water takeaway and recycling facilities and centralized compression, have lowered expenses and reduced well downtime. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to lease operating expenses.
Production and ad valorem taxes. Production and ad valorem taxes increased by $2.3 million, or 36%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase is the combination of a $3.5 million increase in production taxes partially offset by a $1.2 million decrease in ad valorem taxes. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas revenue. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.
Midstream service expenses. See "—Results of operations - midstream and marketing" for a discussion of these expenses.
    Costs of purchased oil. See "—Results of operations - midstream and marketing" for a discussion of these expenses.
General and administrative ("G&A"). The most significant change in our G&A was stock-based compensation, net of amounts capitalized, which increased by $5.4 million, or 140%, for the three months ended March 31, 2017, compared to the same period in 2016. This increase is mainly due to the timing of our annual issuance of restricted stock awards, stock option awards and performance share awards under our LTIP, which occurred during the first quarter of 2017 and during the second quarter of 2016. For further discussion of our stock-based compensation, see Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

The fair values for each of our restricted stock awards issued were calculated based on the value of our stock price on the grant date in accordance with GAAP and are being expensed on a straight-line basis over their associated requisite service periods. The fair values for each of our restricted stock option awards were determined using a Black-Scholes valuation model in accordance with GAAP and are being expensed on a straight-line basis over their associated four-year requisite service periods.
Our performance share awards are accounted for as equity awards and are included in stock-based compensation expense. The fair values for each of our performance share awards issued were based on a projection of the performance of our stock price relative to a peer group, defined in each performance share awards' agreement, utilizing a forward-looking Monte Carlo simulation. The fair values for each of our performance share awards will not be re-measured after their initial grant-date valuation and are being expensed on a straight-line basis over their associated three-year requisite service periods.
See Notes 2.n and 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our stock and performance-based compensation.
Depletion, depreciation and amortization ("DD&A"). The following table sets forth the components of our DD&A for the periods presented:

	Three months ended March 31,
(in thousands)	2017	2016
Depletion of evaluated oil and natural gas properties	$30,414	$37,827
Depreciation of midstream service assets	2,151	2,071
Depreciation and amortization of other fixed assets	1,547	1,580
Total DD&A	$34,112	$41,478
DD&A decreased by $7.4 million, or 18%, for the three months ended March 31, 2017, compared to the same period in 2016, due to our positive well results, first-quarter 2016 full cost ceiling impairments and our first-quarter 2017 divestiture.
Impairment expense. Our net book value of evaluated oil and natural gas properties exceeded the full cost ceiling amount as of March 31, 2016, and as a result, we recorded a non-cash full cost ceiling impairment of $161.1 million. There was no comparable full cost ceiling impairment recorded during the three months ended March 31, 2017. For further discussion of our non-cash full cost ceiling impairment accounting policy, see Note 2.g to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. There were no long-lived assets or inventory impairments recorded for either of the three months ended March 31, 2017 or 2016. For further discussion of long-lived assets and inventory impairment accounting policies, see Note 2.i to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Non-operating income (expense). The following table sets forth the components of non-operating income (expense) for the periods presented:

	Three months ended March 31,
(in thousands)	2017	2016
Non-operating income (expense):
Gain on derivatives, net	$36,671	$17,885
Income from equity method investee	3,068	2,298
Interest expense	(22,720)	(23,705)
Interest and other income	145	99
Loss on disposal of assets, net	(214)	(160)
Non-operating income (expense), net	$16,950	$(3,583)

Gain on derivatives, net. The following table presents the changes in the components of gain on derivatives, net for the periods presented:

(in thousands)	Three months ended March 31, 2017 compared to 2016
Changes in gain on derivatives, net:
Fair value of derivatives outstanding	$157,272
Cash settlements received for early terminations of derivatives, net	(80,000)
Cash settlements received for matured derivatives, net	(58,486)
Total changes in gain on derivatives, net	$18,786
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
During the three months ended March 31, 2016, we received proceeds from a hedge restructuring in which we early terminated floors of certain derivative contract collars, resulting in a termination amount due to us of $80.0 million. The $80.0 million was settled in full by applying the proceeds to the premiums on two new derivative contracts entered into as part of the hedge restructuring. There were no comparable cash settlements received for early terminations of derivatives for the three months ended March 31, 2017.
See Notes 2.e, 7 and 8.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.
Income from equity method investee. See "—Results of operations - midstream and marketing" for a discussion of this income.
Interest expense. Interest expense decreased by $1.0 million, or 4%, for the three months ended March 31, 2017, compared to the same period in 2016. This decrease is primarily due to a lower outstanding balance on our Senior Secured Credit Facility.
Loss on disposal of assets, net. Loss on disposal of assets, net increased by $0.1 million for the three months ended March 31, 2017 compared to the same period in 2016. From time to time, we dispose of materials and supplies inventory and other fixed assets. The associated gain or loss recorded during the period fluctuates depending upon the volume of the assets disposed, their associated net book value and, in the case of a disposal by sale, the sale price.
Income tax. Since September 30, 2015, we have recorded a full valuation allowance against our net deferred tax position. As such, our effective tax rate was 0% during both of the three months ended March 31, 2017 and 2016. For further discussion of our income tax position, see Note 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Results of operations - midstream and marketing
The following table presents selected financial information regarding our midstream and marketing operating segment for the periods presented:

	Three months ended March 31,
(in thousands)	2017	2016
Revenues:
Natural gas sales	$816	$—
Midstream service revenues	17,634	11,267
Sales of purchased oil	47,271	31,614
Total revenues	65,721	42,881
Costs and expenses:
Midstream service expenses	10,234	6,509
Costs of purchased oil	50,256	32,946
General and administrative(1)	2,154	1,772
Depreciation and amortization(2)	2,315	2,186
Accretion of asset retirement obligations(3)	53	52
Operating income (loss)	$709	$(584)
Other financial information:
Income from equity method investee	$3,068	$2,298
Interest expense(4)	$(1,406)	$(1,402)
_______________________________________________________________________________

(1)
G&A expenses were allocated based on the number of employees in the midstream and marketing segment as of March 31, 2017 and 2016. Certain components of G&A expense, primarily payroll, deferred compensation and vehicle expenses, were not allocated but were actual expenses for the segment. Land and geology expenses were not allocated to the segment.

(2)
Depreciation and amortization were actual expenses for the midstream and marketing segment with the exception of the allocation of depreciation of other fixed assets, which was based on the number of employees in the midstream and marketing segment as of March 31, 2017 and 2016. Certain components of depreciation other fixed assets, primarily vehicles, were not allocated but were actual expenses for the segment.

(3)	Accretion of asset retirement obligations were actual expenses and were not allocated.

(4)
Interest expense was allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of March 31, 2017 and 2016. Certain components of other fixed assets, primarily vehicles, were not allocated but were actual assets for the segment.

Natural gas sales. These revenues are related to our midstream and marketing segment providing our exploration and production segment with processed natural gas for use in the field. The corresponding cost component of these transactions are included in "Midstream service expenses." See Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information on the operating segments.
Midstream service revenues. Our midstream service revenues from operations increased by $6.4 million, or 57%, for the three months ended March 31, 2017 compared to the same period in 2016. This increase is mainly due to water service revenue.
Sales of purchased oil. Sales of purchased oil increased by $15.7 million, or 50%, for the three months ended March 31, 2017 compared to the same period in 2016 due to the increase in oil prices. We purchase oil from third parties in West Texas, transport it on the Bridgetex Pipeline and sell it to a third party in the Houston market.
Midstream service expenses. Midstream service expenses increased by $3.7 million, or 57%, for the three months ended March 31, 2017 compared to the same period in 2016. Midstream service expenses primarily represent costs incurred to operate and maintain our (i) oil and natural gas gathering and transportation systems and related facilities, (ii) centralized oil storage tanks, (iii) natural gas lift, rig fuel and centralized compression infrastructure and (iv) water storage, recycling and transportation facilities. The increase is due to continued expansion of the midstream service component of our business.

Costs of purchased oil. Costs of purchased oil increased by $17.3 million, or 53%, for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to the increase in oil prices. These costs include purchasing oil from third parties and transporting it on the Bridgetex Pipeline.
Income from equity method investee. We own 49% of the ownership units of Medallion. As such, we account for this investment under the equity method of accounting with our proportionate share of net income reflected in the unaudited consolidated statements of operations as "Income from equity method investee" and the carrying amount reflected in the unaudited consolidated balance sheets as "Investment in equity method investee." Income from equity method investee increased by $0.8 million, or 34%, for the three months ended March 31, 2017 compared to the same period in 2016. The quarter-over-quarter increase is mainly due to an increase in Medallion's transportation fee revenues resulting from higher throughput volumes, partially offset by increases in Medallion's depreciation and operating expenses. During the three months ended March 31, 2017, Medallion continued expansion activities on existing portions of its pipeline infrastructure in order to gather additional third-party oil production. The Medallion pipeline system transported an average of 148,834 barrels of oil per day ("BOPD") and 83,251 BOPD for the three months ended March 31, 2017 and 2016, respectively. See Note 2.h to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this investment.
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
A significant portion of our capital expenditures can be adjusted and managed by us. We continually monitor the capital markets and our capital structure and consider which financing alternatives, including equity and debt capital resources, joint ventures and asset sales, are available to meet our future planned or accelerated capital expenditures. We may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. Such financing alternatives, including capital market transactions and debt repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. See Notes 3 and 4 for additional discussion of our divestiture of oil and natural gas properties and debt, respectively.
We continually seek to maintain a financial profile that provides operational flexibility. As of May 2, 2017, we had $925.0 million available for borrowings under our Senior Secured Credit Facility. We believe that our operating cash flow and the aforementioned liquidity sources provide us with the financial resources to implement our planned exploration and development activities. We use derivatives to reduce exposure to fluctuations in the prices of oil, NGL and natural gas.

The following table summarizes our hedge positions that were in place as of May 2, 2017 for the nine months remaining in 2017 and calendar-year 2018:

	Remaining year 2017	Year 2018
Oil positions:
Total volume hedged with floor price (Bbl)	5,163,125	3,458,375
Weighted-average floor price ($/Bbl)	$55.82	$53.71
NGL positions - Ethane:
Total volume hedged with floor price (Bbl)	333,000	—
Weighted-average floor price ($/Bbl)	$11.24	$—
NGL positions - Propane:
Total volume hedged with floor price (Bbl)	281,250	—
Weighted-average floor price ($/Bbl)	$22.26	$—
Natural gas positions:(1)
Total volume hedged with floor price (MMBtu)	20,357,500	23,805,500
Weighted-average floor price ($/MMBtu)	$2.75	$2.50
_______________________________________________________________________________

(1)	Includes derivatives entered into subsequent to March 31, 2017, which are settled based on the Inside FERC index price for West Texas Waha for the calculation period.
See Note 7.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding our derivative settlement indices and our open hedge positions as of March 31, 2017.
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
On January 17, 2017, we completed the sale of 2,900 net acres and working interests in 16 producing vertical wells in the Midland Basin to a third-party buyer for a purchase price of $59.6 million. After transaction costs reflecting an economic effective date of October 1, 2016, the proceeds were $59.4 million net of working capital and closing adjustments. A portion of these proceeds were used to pay down borrowings on the Senior Secured Credit Facility. The purchase price was recorded as an adjustment to oil and natural gas properties pursuant to the rules governing full cost accounting.
Cash flows
Our cash flows for the periods presented are as follows:

	Three months ended March 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$63,784	$56,517
Net cash used in investing activities	(53,961)	(134,164)
Net cash (used in) provided by financing activities	(12,143)	58,588
Net decrease in cash and cash equivalents	$(2,320)	$(19,059)
Cash flows provided by operating activities
The increase of $7.3 million during the three months ended March 31, 2017 compared to the same period in 2016 is mainly due to the price-related increase in oil, NGL and natural gas revenues; however notable cash changes of (i) a decrease of $58.7 million in cash settlements received for matured and early terminations of derivatives, net of deferred premiums paid, (ii) an increase in working capital outflows of $6.6 million and (iii) a cash outflow of $6.4 million related to the settlement of our last tranche of performance unit awards in first-quarter 2016 with no comparable amount incurred in the first quarter of 2017.
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
Cash flows used in investing activities
Net cash used in investing activities decreased $80.2 million during the three months ended March 31, 2017 compared to the same period in 2016 and is mainly attributable to (i) proceeds we received from a 2017 divestiture of oil and natural gas properties and (ii) a decrease in contributions made to Medallion. See Note 3 to our unaudited consolidated financial statements located elsewhere in this Quarterly Report for additional discussion of the divestiture.
Our cash used in investing activities for the periods presented is summarized in the table below:

	Three months ended March 31,
(in thousands)	2017	2016
Capital expenditures:
Oil and natural gas properties	$(110,542)	$(105,155)
Midstream service assets	(1,731)	(1,937)
Other fixed assets	(1,203)	(630)
Investment in equity method investee	—	(26,660)
Proceeds from dispositions of capital assets, net of selling costs	59,515	218
Net cash used in investing activities	$(53,961)	$(134,164)
Capital expenditure budget
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
The amount, timing and allocation of capital expenditures are largely discretionary and within management's control. If oil, NGL and natural gas prices decline below our acceptable levels, or costs increase above our acceptable levels, we may choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. Subject to financing alternatives, we may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive. We consistently monitor and may adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing and joint venture opportunities, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, service costs, contractual obligations, internally generated cash flow and other factors both within and outside our control. For additional information on the impact of changing prices on our financial position, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Cash flows (used in) provided by financing activities
For the three months ended March 31, 2017, our cash used in financing activities were the result of payments on our Senior Secured Credit Facility and the purchase of treasury stock to satisfy employees' tax withholding upon vesting of their stock-based compensation awards. These outflows were partially offset mainly by borrowings on our Senior Secured Credit Facility. The aforementioned increase in the purchase of treasury stock is mainly due to the increase of our stock price at the restricted stock awards' vest dates, which is utilized to determine the taxable compensation, compared to our stock price at the restricted stock awards' grant dates, which is utilized to determine the number of shares of restricted stock awards to be granted. For the three months ended March 31, 2016, our primary source of cash provided by financing activities were borrowings on our Senior Secured Credit Facility, partially offset by payments on our Senior Secured Credit Facility.

Our cash (used in) provided by financing activities for the periods presented is summarized in the table below:

	Three months ended March 31,
(in thousands)	2017	2016
Borrowings on Senior Secured Credit Facility	$50,000	$85,000
Payments on Senior Secured Credit Facility	(55,000)	(25,000)
Purchase of treasury stock	(7,501)	(1,412)
Proceeds from exercise of employee stock options	358	—
Net cash (used in) provided by financing activities	$(12,143)	$58,588
Debt
As of March 31, 2017, we were a party only to our Senior Secured Credit Facility and the indentures governing our senior unsecured notes.
As of March 31, 2017, we had $1.4 billion in debt outstanding, $750.0 million available for borrowings under our Senior Secured Credit Facility and $30.4 million in cash on hand for total available liquidity of $780.4 million.
As of May 2, 2017, we had $1.4 billion in debt outstanding, $925.0 million available for borrowings under our Senior Secured Credit Facility and $20.0 million in cash on hand for total available liquidity of $945.0 million.
Senior Secured Credit Facility. As of March 31, 2017, our Senior Secured Credit Facility had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $815.0 million and $65.0 million outstanding.
The borrowing base under our Senior Secured Credit Facility is subject to a semi-annual redetermination based on the lenders' evaluation of our oil, NGL and natural gas reserves. The lenders have the right to call for an interim redetermination of the borrowing base once between any two redetermination dates and in other specified circumstances. On May 2, 2017, we entered into the Fifth Amendment and Restatement, pursuant to which, among other things, the borrowing base and aggregate elected commitment were each increased to $1.0 billion. In addition, the maturity date of the Senior Secured Credit Facility was extended to May 2, 2022, provided that if either of the January 2022 Notes or May 2022 Notes have not been refinanced on or prior to the applicable Early Maturity Date, the Senior Secured Credit Facility will mature on such Early Maturity Date.
Principal amounts borrowed under our Senior Secured Credit Facility are payable on the final maturity date with such borrowings bearing interest that is payable, at our election, either on the last day of each fiscal quarter at an Adjusted Base Rate or at the end of one-, two-, three-, six- or, to the extent available, 12-month interest periods (and in the case of six- and 12-month interest periods, every three months prior to the end of such interest period) at an Adjusted London Interbank Offered Rate, in each case, plus an applicable margin, which ranges from 1.0% to 2.0% for Adjusted Base Rate loans and from 2.0% to 3.0% for Adjusted London Interbank Offered Rate loans, based on the ratio of the outstanding revolving credit on our Senior Secured Credit Facility to the elected commitment. We are also required to pay an annual commitment fee based on the unused portion of the bank's commitment of 0.375% to 0.5%.
Our Senior Secured Credit Facility is secured by a first-priority lien on certain of our assets, including oil and natural gas properties constituting at least 85% of the present value of our proved reserves owned now or in the future. Our Senior Secured Credit Facility contains both financial and non-financial covenants. We were in compliance with these covenants as of March 31, 2017.
Senior unsecured notes. The following table presents principal amounts and applicable interest rates for our outstanding senior unsecured notes as of March 31, 2017:

(in millions, except for interest rates)	Principal	Interest rate
January 2022 Notes	$450.0	5.625%
May 2022 Notes	500.0	7.375%
March 2023 Notes	350.0	6.250%
Total Senior Unsecured Notes	$1,300.0
Refer to Note 4 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the March 2023 Notes, January 2022 Notes, May 2022 Notes and our Senior Secured Credit Facility.

Obligations and commitments
As of March 31, 2017, our contractual obligations included our March 2023 Notes, January 2022 Notes, May 2022 Notes, Senior Secured Credit Facility, drilling contract commitments, firm sale and transportation commitments, derivative deferred premiums, asset retirement obligations and office and equipment leases. From December 31, 2016 to March 31, 2017, the material changes in our contractual obligations included (i) a decrease of $44.7 million in our firm sale and transportation commitments, (ii) a decrease of $23.6 million on our interest obligations for our senior unsecured notes as semi-annual interest payments were made in January and March of 2017, (iii) a decrease of $5.0 million outstanding on our Senior Secured Credit Facility, (iv) an increase of $4.0 million in deferred premiums mainly due to new derivative contracts and (v) a decrease of $2.9 million for drilling contract commitments (on contracts other than those on a well-by-well basis).
Refer to Notes 2, 4, 7, 8 and 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our contractual obligations.
Non-GAAP financial measure
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
Adjusted EBITDA is a non-GAAP financial measure that we define as net income or loss plus adjustments for deferred income tax expense or benefit, depletion, depreciation and amortization, impairment expense, non-cash stock-based compensation, net of amounts capitalized, accretion expense, mark-to-market on derivatives, cash premiums paid for derivatives, interest expense, gains or losses on disposal of assets, income or loss from equity method investee, proportionate Adjusted EBITDA of equity method investee and other non-recurring income and expenses. Adjusted EBITDA provides no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, working capital movement or tax position. Adjusted EBITDA does not represent funds available for discretionary use because those funds are required for debt service, capital expenditures and working capital, income taxes, franchise taxes and other commitments and obligations. However, our management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure:

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
During the year ended December 31, 2016, we changed the methodology for calculating Adjusted EBITDA by including adjustments for both accretion of asset retirement obligations and our proportionate share of our equity method investee's Adjusted EBITDA. Accordingly, the prior period's Adjusted EBITDA has been modified for comparability.

The following presents a reconciliation of net income (loss) (GAAP) to Adjusted EBITDA (non-GAAP):

	Three months ended March 31,
(in thousands)	2017	2016
Net income (loss)	$68,276	$(180,371)
Plus:
Depletion, depreciation and amortization	34,112	41,478
Impairment expense	—	161,064
Non-cash stock-based compensation, net of amounts capitalized	9,224	3,838
Accretion expense	928	844
Mark-to-market on derivatives:
Gain on derivatives, net	(36,671)	(17,885)
Cash settlements received for matured derivatives, net	7,451	65,937
Cash settlements received for early terminations of derivatives, net	—	80,000
Cash premiums paid for derivatives	(2,107)	(81,850)
Interest expense	22,720	23,705
Loss on disposal of assets, net	214	160
Income from equity method investee	(3,068)	(2,298)
Proportionate Adjusted EBITDA of equity method investee(1)	6,365	3,684
Adjusted EBITDA	$107,444	$98,306
_______________________________________________________________________________

(1)	Proportionate Adjusted EBITDA of Medallion, our equity method investee, is calculated as follows:

	Three months ended March 31,
(in thousands)	2017	2016
Income from equity method investee	$3,068	$2,298
Adjusted for proportionate share of:
Depreciation and amortization	3,297	1,386
Proportionate Adjusted EBITDA of equity method investee	$6,365	$3,684

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
In management's opinion, the more significant reporting areas impacted by our judgments and estimates are (i) the choice of accounting method for oil and natural gas activities, (ii) estimation of oil, NGL and natural gas reserve quantities and standardized measure of future net revenues, (iii) impairment of oil and natural gas properties, (iv) revenue recognition, (v) estimation of income taxes, (vi) asset retirement obligations, (vii) valuation of derivatives and deferred premiums, (viii) valuation of stock-based compensation and (ix) fair value of assets acquired and liabilities assumed in an acquisition. Management's judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from these estimates as additional information becomes known.
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2017. For our other critical accounting policies and procedures, please see our disclosure of critical accounting policies in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2016 Annual Report. Additionally, see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for a discussion of additional accounting policies and estimates made by management.
Recent accounting pronouncements
See Note 15 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding recent accounting pronouncements.
Off-balance sheet arrangements
Currently, we do not have any off-balance sheet arrangements other than operating leases, drilling contracts and firm sale and transportation commitments, which are described in "—Obligations and commitments." See Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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
Commodity price exposure
Due to the inherent volatility in oil, NGL and natural gas prices, we use derivatives, such as puts, swaps and collars to hedge price risk associated with a significant portion of our anticipated production. By removing a portion of the price volatility associated with future production, we expect to reduce, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices. We have not elected hedge accounting on these derivatives and, therefore, the gains and losses on open positions are reflected in earnings. At each period end, we estimate the fair values of our derivatives using an independent third-party valuation and recognize the associated gain or loss in our unaudited consolidated statements of operations included elsewhere in this Quarterly Report.
The fair values of our derivatives are largely determined by estimates of the forward curves of the relevant price indices. As of March 31, 2017, a 10% change in the forward curves associated with our derivatives would have changed our net positions to the following amounts:

(in thousands)	10% Increase	10% Decrease
Derivatives	$(2,527)	$76,631
As of March 31, 2017 and December 31, 2016, the fair values of our open derivative contracts were $34.3 million and $3.0 million, respectively. Refer to Notes 2.e, 7 and 8.a of our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional disclosures regarding our derivatives.
Interest rate risk
The expected maturity years, carrying amounts and fixed interest rates on our long-term debt as of March 31, 2017 and the Senior Secured Credit Facility's average floating interest rate for the three months ended March 31, 2017 were as follows:

	Expected maturity year
(in millions except for interest rates)	2018	2022	2023
Senior Secured Credit Facility - floating rate	$65.0	$—	$—
Average interest rate	2.322%	—%	—%
January 2022 Notes - fixed rate	$—	$450.0	$—
Interest rate	—%	5.625%	—%
May 2022 Notes - fixed rate	$—	$500.0	$—
Interest rate	—%	7.375%	—%
March 2023 Notes - fixed rate	$—	$—	$350.0
Interest rate	—%	—%	6.250%
Counterparty and customer credit risk
As of March 31, 2017, our principal exposures to credit risk were through receivables of (i) $46.3 million from the sales of our oil, NGL and natural gas production that we market to energy marketing companies and refineries, (ii) $37.4 million from the fair values of our open derivative contracts, (iii) $15.7 million from sales of purchased oil and other products, (iv) $12.5 million from joint-interest partners and (v) $3.6 million from matured derivatives.
We are subject to credit risk due to the concentration of (i) our oil, NGL and natural gas receivables with several significant customers and (ii) our purchased oil receivable with one significant customer. On occasion we require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
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

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Laredo's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were effective as of March 31, 2017. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Laredo's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2016 Annual Report. There have been no material changes in our risk factors from those described in the 2016 Annual Report. The risks described in the 2016 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2.    Repurchase of Equity Securities

Period	Total number of shares withheld(1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
January 1, 2017 - January 31, 2017	977	$14.90	—	—
February 1, 2017 - February 28, 2017	532,029	$14.02	—	—
March 1, 2017 - March 31, 2017	1,848	$14.42	—	—
Total	534,854
______________________________________________________________________________

(1)	Represents shares that were withheld by us to satisfy employee tax withholding obligations that arose upon the lapse of restrictions on restricted stock awards and performance share awards.
Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures

Not applicable.
Item 5.    Other Information

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Exchange Act, we may be required to disclose in our annual and quarterly reports to the SEC, whether we or any of our "affiliates" knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by United States ("US") economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term "affiliate" broadly, it includes any entity under common "control" with us (and the term "control" is also construed broadly by the SEC).
The description of the activities below has been provided to us by Warburg Pincus LLC ("WP"), affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and/or are members of our board of directors, (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited ("SAMIH"). SAMIH may therefore be deemed to be under common "control" with us; however, this statement is not meant to be an admission that common control exists.
The disclosure below relates solely to activities conducted by SAMIH and its affiliates. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management. Neither Laredo nor WP has had any involvement in or control over the disclosed activities, and neither Laredo nor WP has independently verified or participated in the preparation of the disclosure. Neither Laredo nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.
We understand that one or more SEC-reporting affiliates of SAMIH intends to disclose in its next annual or quarterly SEC report that:
(a) Santander UK plc ("Santander UK") holds two savings accounts and one current account for two customers resident in the United Kingdom ("UK") who are currently designated by the US under the Specially Designated Global Terrorist ("SDGT") sanctions program. Revenues and profits generated by Santander UK on these accounts in the three months ended March 31, 2017 were negligible relative to the overall revenues and profits of Banco Santander SA.
(b) Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the three months ended March 31, 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the three months ended March 31, 2017.
Item 1.01 Entry into a Material Definitive Agreement.
On May 2, 2017, we entered into the Fifth Amended and Restated Credit Agreement among Laredo, as borrower, Wells Fargo Bank, N.A., as administrative agent, and the financial institutions party thereto (the "Fifth Amendment and Restatement"). The Fifth Amendment and Restatement replaces the Company’s Fourth Amended and Restated Credit Agreement, dated December 31, 2014 (the "Former Credit Agreement"), in its entirety. See Note 16.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion regarding the Fifth Amendment and Restatement. The Former Credit Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2014.
The foregoing description of the Fifth Amendment and Restatement is a summary only and is qualified in its entirety by reference to the complete text of the Fifth Amendment and Restatement, a copy of which is attached as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference. The representations and warranties of the Company in the Fifth Amendment and Restatement were made only for purposes of that agreement and as of specific dates and were solely for the benefit of the lenders party thereto. The Fifth Amendment and Restatement is a contractual document that establishes and governs the legal relations among the parties thereto and is not intended to be a source of factual, business or operational information about the Company and its subsidiaries. The representations and warranties made by the Company in the Fifth Amendment and Restatement may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, investors and security holders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances.
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
10.1*
Fifth Amended and Restated Credit Agreement, dated as of May 2, 2017, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, National Association as administrative agent, and the other financial institutions signatory thereto.

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

LAREDO PETROLEUM, INC.

Date: May 4, 2017	By:	/s/ Randy A. Foutch
Randy A. Foutch
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 4, 2017	By:	/s/ Richard C. Buterbaugh
Richard C. Buterbaugh
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: May 4, 2017	By:	/s/ Michael T. Beyer
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
10.1*
Fifth Amended and Restated Credit Agreement, dated as of May 2, 2017, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, National Association as administrative agent, and the other financial institutions signatory thereto.

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