Form 10-Q
period 2017-06-30
Laredo Petroleum, Inc.
filed 2017-08-08
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017
 or
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of August 3, 2017: 242,505,312

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

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$35,024	$32,672
Accounts receivable, net	72,107	86,867
Derivatives	42,985	20,947
Other current assets	17,548	14,291
Total current assets	167,664	154,777
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	5,703,873	5,488,756
Unevaluated properties not being depleted	203,888	221,281
Less accumulated depletion and impairment	(4,578,831)	(4,514,183)
Oil and natural gas properties, net	1,328,930	1,195,854
Midstream service assets, net	128,941	126,240
Other fixed assets, net	41,415	44,773
Property and equipment, net	1,499,286	1,366,867
Derivatives	12,807	8,718
Investment in equity method investee	249,492	243,953
Other assets, net	12,005	8,031
Total assets	$1,941,254	$1,782,346
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,777	$15,054
Undistributed revenue and royalties	32,166	26,838
Accrued capital expenditures	53,700	30,845
Derivatives	653	20,993
Other current liabilities	74,787	94,215
Total current liabilities	172,083	187,945
Long-term debt, net	1,390,277	1,353,909
Derivatives	—	5,694
Asset retirement obligations	51,034	50,604
Other noncurrent liabilities	3,457	3,621
Total liabilities	1,616,851	1,601,773
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized and 242,534,185 and 241,929,070 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2,425	2,419
Additional paid-in capital	2,410,674	2,396,236
Accumulated deficit	(2,088,696)	(2,218,082)
Total stockholders' equity	324,403	180,573
Total liabilities and stockholders' equity	$1,941,254	$1,782,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Oil, NGL and natural gas sales	$141,837	$102,526	$280,573	$175,668
Midstream service revenues	2,703	1,632	5,702	3,433
Sales of purchased oil	42,461	42,615	89,732	74,229
Total revenues	187,001	146,773	376,007	253,330
Costs and expenses:
Lease operating expenses	20,104	19,225	37,096	39,743
Production and ad valorem taxes	8,472	7,982	17,253	14,417
Midstream service expenses	896	1,178	1,812	1,787
Costs of purchased oil	44,020	44,012	94,276	76,958
General and administrative	22,008	20,502	47,605	39,953
Depletion, depreciation and amortization	38,003	34,177	72,115	75,655
Impairment expense	—	963	—	162,027
Other operating expenses	1,437	860	2,463	1,704
Total costs and expenses	134,940	128,899	272,620	412,244
Operating income (loss)	52,061	17,874	103,387	(158,914)
Non-operating income (expense):
Gain (loss) on derivatives, net	28,897	(68,518)	65,568	(50,633)
Income from equity method investee	2,471	3,696	5,539	5,994
Interest expense	(23,173)	(23,512)	(45,893)	(47,217)
Interest and other income	49	11	194	110
Write-off of debt issuance costs	—	(842)	—	(842)
Gain (loss) on disposal of assets, net	805	(141)	591	(301)
Non-operating income (expense), net	9,049	(89,306)	25,999	(92,889)
Income (loss) before income taxes	61,110	(71,432)	129,386	(251,803)
Income tax:
Deferred	—	—	—	—
Total income tax	—	—	—	—
Net income (loss)	$61,110	$(71,432)	$129,386	$(251,803)
Net income (loss) per common share:
Basic	$0.26	$(0.33)	$0.54	$(1.17)
Diluted	$0.25	$(0.33)	$0.53	$(1.17)
Weighted-average common shares outstanding:
Basic	239,231	217,564	238,870	214,562
Diluted	244,417	217,564	244,385	214,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statement of stockholders' equity
(in thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2016	241,929	$2,419	$2,396,236	—	$—	$(2,218,082)	$180,573
Restricted stock awards	1,185	12	(12)	—	—	—	—
Restricted stock forfeitures	(232)	(2)	2	—	—	—	—
Performance share conversion	150	2	(2)	—	—	—	—
Vested stock exchanged for tax withholding	—	—	—	542	(7,597)	—	(7,597)
Retirement of treasury stock	(542)	(6)	(7,591)	(542)	7,597	—	—
Exercise of stock options	44	—	358	—	—	—	358
Stock-based compensation	—	—	21,683	—	—	—	21,683
Net income	—	—	—	—	—	129,386	129,386
Balance, June 30, 2017	242,534	$2,425	$2,410,674	—	$—	$(2,088,696)	$324,403

The accompanying notes are an integral part of this unaudited consolidated financial statement.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$129,386	$(251,803)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	72,115	75,655
Impairment expense	—	162,027
Non-cash stock-based compensation, net of amounts capitalized	17,911	9,911
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(65,568)	50,633
Cash settlements received for matured derivatives, net	21,156	113,319
Cash settlements received for early terminations of derivatives, net	4,234	80,000
Change in net present value of derivative deferred premiums	111	133
Cash premiums paid for derivatives	(12,094)	(84,263)
Amortization of debt issuance costs	2,094	2,187
Write-off of debt issuance costs	—	842
Income from equity method investee	(5,539)	(5,994)
Cash settlement of performance unit awards	—	(6,394)
Other, net	1,414	2,009
Decrease (increase) in accounts receivable	14,760	(844)
Increase in other assets	(3,516)	(117)
(Decrease) increase in accounts payable	(4,277)	319
Increase (decrease) in undistributed revenues and royalties	5,328	(9,088)
(Decrease) increase in other accrued liabilities	(20,449)	295
Decrease in other noncurrent liabilities	(165)	(196)
Net cash provided by operating activities	156,901	138,631
Cash flows from investing activities:
Capital expenditures:
Oil and natural gas properties	(232,219)	(197,042)
Midstream service assets	(6,117)	(3,425)
Other fixed assets	(2,683)	(832)
Investment in equity method investee	—	(42,681)
Proceeds from dispositions of capital assets, net of selling costs	63,441	350
Net cash used in investing activities	(177,578)	(243,630)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	90,000	120,000
Payments on Senior Secured Credit Facility	(55,000)	(144,682)
Proceeds from issuance of common stock, net of offering costs	—	119,310
Purchase of treasury stock	(7,597)	(1,541)
Proceeds from exercise of employee stock options	358	67
Payments for debt issuance costs	(4,732)	—
Net cash provided by financing activities	23,029	93,154
Net increase (decrease) in cash and cash equivalents	2,352	(11,845)
Cash and cash equivalents, beginning of period	32,672	31,154
Cash and cash equivalents, end of period	$35,024	$19,309

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Laredo Petroleum, Inc.
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
The accompanying consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2016 is derived from audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of June 30, 2017, results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016.
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
Significant estimates include, but are not limited to, (i) estimates of the Company's reserves of oil, NGL and natural gas, (ii) future cash flows from oil and natural gas properties, (iii) depletion, depreciation and amortization, (iv) impairments, (v) asset retirement obligations, (vi) stock-based compensation, (vii) deferred income taxes, (viii) fair value of assets acquired and liabilities assumed in an acquisition, (ix) fair value of derivatives and deferred premiums and (x) contingent liabilities. As fair value is a market-based measurement, it is determined based on the assumptions that would be used by market participants.

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

Accounts receivable consisted of the following components as of the dates presented:

(in thousands)	June 30, 2017	December 31, 2016
Oil, NGL and natural gas sales	$45,495	$46,999
Sales of purchased oil and other products	11,518	16,213
Joint operations, net(1)	8,973	12,175
Matured derivatives	5,982	11,059
Other	139	421
Total	$72,107	$86,867
______________________________________________________________________________

(1)
Accounts receivable for joint operations are presented net of an allowance for doubtful accounts of $0.1 million and $0.2 million as of June 30, 2017 and December 31, 2016, respectively. As the operator of the majority of its wells, the Company has the ability to realize some or all of these receivables through the netting of production revenues.

e.    Derivatives
The Company uses derivatives to reduce exposure to fluctuations in the prices of oil, NGL and natural gas. By removing a significant portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices. These transactions are in the form of puts, swaps, collars and call spreads.
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
Condensed notes to the consolidated financial statements
(Unaudited)

f.    Other current assets and liabilities
Other current assets consisted of the following components as of the dates presented:

(in thousands)	June 30, 2017	December 31, 2016
Prepaid expenses and other	$8,958	$6,228
Inventory(1)	8,590	8,063
Total other current assets	$17,548	$14,291
______________________________________________________________________________

(1)	See Note 2.i for discussion of inventory held by the Company.
Other current liabilities consisted of the following components as of the dates presented:

(in thousands)	June 30, 2017	December 31, 2016
Accrued interest payable	$24,354	$24,152
Purchased oil payable	11,971	17,213
Accrued compensation and benefits	9,122	25,947
Lease operating expense payable	8,814	10,572
Other accrued liabilities	20,526	16,331
Total other current liabilities	$74,787	$94,215
g.    Property and equipment
The following table sets forth the Company's property and equipment as of the dates presented:

(in thousands)	June 30, 2017	December 31, 2016
Evaluated oil and natural gas properties	$5,703,873	$5,488,756
Less accumulated depletion and impairment	(4,578,831)	(4,514,183)
Evaluated oil and natural gas properties, net	1,125,042	974,573

Unevaluated properties not being depleted	203,888	221,281

Midstream service assets	157,645	150,629
Less accumulated depreciation and impairment	(28,704)	(24,389)
Midstream service assets, net	128,941	126,240

Depreciable other fixed assets	48,997	52,491
Less accumulated depreciation and amortization	(22,496)	(22,632)
Depreciable other fixed assets, net	26,501	29,859

Land	14,914	14,914

Total property and equipment, net	$1,499,286	$1,366,867
For the three months ended June 30, 2017 and 2016, depletion expense was $6.44 per barrel of oil equivalent ("BOE") sold and $7.06 per BOE sold, respectively. For the six months ended June 30, 2017 and 2016, depletion expense was $6.44 per BOE sold and $8.01 per BOE sold, respectively.
The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs, incurred for the purpose of exploring for or developing oil and natural gas properties, are capitalized and depleted on a composite unit of production method based on proved oil, NGL and natural gas reserves. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals and other costs related to such activities. Costs, including related employee costs, associated with production and general corporate activities are expensed in the period incurred. Sales of oil and natural gas

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

properties, whether or not being depleted currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, NGL and natural gas.
The following table presents capitalized employee-related costs for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Capitalized employee-related costs	$5,763	$3,253	$10,973	$6,449
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
Full cost ceiling impairment expense for the six months ended June 30, 2016 was $161.1 million and is included in the "Impairment expense" line item in the unaudited consolidated statements of operations and in the financial information provided for the Company's exploration and production segment presented in Note 13. There were no full cost ceiling impairments recorded during the six months ended June 30, 2017.
h.    Variable interest entity
Medallion was established for the purpose of developing midstream solutions and providing midstream infrastructure to bring oil to market in the Midland Basin. LMS holds 49% of Medallion's ownership units. LMS and the third-party 51% interest-holder have agreed that the voting rights of Medallion, the profit and loss sharing and the additional capital contribution requirements shall be equal to the ownership unit percentage held. Additionally, Medallion requires a super-majority vote of 75% for many key operating and business decisions. The Company has determined that Medallion is a variable interest entity ("VIE"). However, LMS is not considered to be the primary beneficiary of the VIE because LMS does not have the power to direct the activities that most significantly affect Medallion's economic performance. As such, Medallion is accounted for under the equity method of accounting. The Company's proportionate share of Medallion's net income is reflected in the unaudited consolidated statements of operations as "Income from equity method investee" and the carrying amount is reflected in the unaudited consolidated balance sheets as "Investment in equity method investee." The Company has elected to classify distributions received from Medallion using the cumulative earnings approach. No such distributions have been received through June 30, 2017.
LMS contributed $16.0 million and $42.7 million during the three and six months ended June 30, 2016, respectively, to Medallion. There were no contributions to Medallion during the six months ended June 30, 2017. Medallion continued expansion activities on existing portions of its pipeline infrastructure in order to gather and transport additional third-party oil production during each of the six months ended June 30, 2017 and 2016. See Note 12.a for discussion of items included in the Company's unaudited consolidated financial statements related to Medallion. See Note 16.b for discussion regarding a capital call received from Medallion subsequent to June 30, 2017.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The third-party 51% interest-holder has initiated a process to potentially sell 100% of the ownership interests in Medallion within the next 12 months.
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
There were no long-lived assets impairments recorded during the six months ended June 30, 2017 or 2016. Inventory impairments of $1.0 million were recorded for each of the three and six months ended June 30, 2016. There were no inventory impairments recorded during the six months ended June 30, 2017.
j.    Debt issuance costs
Debt issuance fees, which are recorded at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the effective interest and straight-line methods. The Company capitalized $4.7 million of debt issuance costs during the six months ended June 30, 2017 as a result of entering into the Fifth Amended and Restated Credit Agreement (as amended, the "Senior Secured Credit Facility"). No debt issuance costs were capitalized during the six months ended June 30, 2016. The Company had total debt issuance costs of $21.4 million and $18.8 million, net of accumulated amortization of $23.4 million and $21.3 million, as of June 30, 2017 and December 31, 2016, respectively.
No debt issuance costs were written off during the six months ended June 30, 2017. The Company wrote-off $0.8 million of debt issuance costs during the six months ended June 30, 2016 as a result of changes in the borrowing base and aggregate elected commitment of the Senior Secured Credit Facility, which are included in the unaudited consolidated statements of operations in the "Write-off of debt issuance costs" line item. Debt issuance costs related to the Company's senior unsecured notes are presented in "Long-term debt, net" on the Company's unaudited consolidated balance sheets. Debt issuance costs related to the Senior Secured Credit Facility are presented in "Other assets, net" on the Company's unaudited consolidated balance sheets. See Note 4.f for additional discussion of debt issuance costs.
Future amortization expense of debt issuance costs as of June 30, 2017 for the periods presented is as follows:

(in thousands)	June 30, 2017
Remaining 2017	$2,082
2018	4,223
2019	4,308
2020	4,396
2021	4,493
Thereafter	1,947
Total	$21,449
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
The following reconciles the Company's asset retirement obligation liability for the periods presented:

(in thousands)	Six months ended June 30, 2017	Year ended December 31, 2016
Liability at beginning of period	$52,207	$46,306
Liabilities added due to acquisitions, drilling, midstream service asset construction and other	320	1,528
Accretion expense	1,871	3,483
Liabilities settled upon plugging and abandonment	(363)	(1,242)
Liabilities removed due to sale of property	(871)	—
Revision of estimates	5	2,132
Liability at end of period	$53,169	$52,207
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
Condensed notes to the consolidated financial statements
(Unaudited)

o.    May 2016 Equity Offering
On May 16, 2016, the Company completed the sale of 10,925,000 shares of Laredo's common stock (the "May 2016 Equity Offering") for net proceeds of $119.3 million, after underwriting discounts, commissions and offering expenses. There were no comparative offerings of Laredo's stock during the six months ended June 30, 2017.
p.    Environmental
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed in the period incurred. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Management believes no materially significant liabilities of this nature existed as of June 30, 2017 or December 31, 2016.
q.    Non-cash investing and supplemental cash flow information
The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Six months ended June 30,
(in thousands)	2017	2016
Non-cash investing information:
Change in accrued capital expenditures	$22,855	$(22,012)
Change in accrued capital contribution to equity method investee(1)	$—	$(27,583)
Capitalized asset retirement cost	$325	$253
Supplemental cash flow information:
Capitalized interest	$490	$115
______________________________________________________________________________

(1)	See Notes 2.h and 12.a for additional discussion of the Company's equity method investee.
Note 3—Divestiture
In January 2017, the Company completed the sale of 2,900 net acres and working interests in 16 producing vertical wells in the Midland Basin to a third-party buyer for a purchase price of $59.7 million. After transaction costs reflecting an economic effective date of October 1, 2016, the proceeds were $59.5 million, net of working capital and post-closing adjustments. The Company completed the closing adjustments for this divestiture in May 2017. A portion of these proceeds were used to pay down borrowings on the Senior Secured Credit Facility. The purchase price was recorded as an adjustment to oil and natural gas properties pursuant to the rules governing full cost accounting.
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
Condensed notes to the consolidated financial statements
(Unaudited)

Notes are callable by the Company beginning March 15, 2018 at a price of 104.688% of face value with call premiums declining over time to 100% of face value on March 15, 2021 and thereafter.
b.    January 2022 Notes
On January 23, 2014, the Company completed an offering of $450.0 million in aggregate principal amount of 5 5/8% senior unsecured notes due 2022 (the "January 2022 Notes"). The January 2022 Notes will mature on January 15, 2022 and bear an interest rate of 5 5/8% per annum, payable semi-annually, in cash in arrears on January 15 and July 15 of each year, commencing July 15, 2014. The January 2022 Notes are fully and unconditionally guaranteed on a senior unsecured basis by LMS, GCM and certain of the Company's future restricted subsidiaries, subject to certain Releases. The January 2022 Notes became callable by the Company on January 15, 2017 at a price of 104.219% of face value with call premiums declining over time to 100% of face value on January 15, 2020 and thereafter.
c.    May 2022 Notes
On April 27, 2012, the Company completed an offering of $500.0 million in aggregate principal amount of 7 3/8% senior unsecured notes due 2022 (the "May 2022 Notes"). The May 2022 Notes will mature on May 1, 2022 and bear an interest rate of 7 3/8% per annum, payable semi-annually, in cash in arrears on May 1 and November 1 of each year, commencing November 1, 2012. The May 2022 Notes are fully and unconditionally guaranteed on a senior unsecured basis by LMS, GCM and certain of the Company's future restricted subsidiaries, subject to certain Releases. The May 2022 Notes became callable by the Company on May 1, 2017 at a price of 103.688% of face value with call premiums declining over time to 100% of face value on May 1, 2020 and thereafter.
d.    Senior Secured Credit Facility
As of June 30, 2017, the Senior Secured Credit Facility, had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment each of $1.0 billion with $105.0 million outstanding and was subject to an interest rate of 3.13%. The Senior Secured Credit Facility has a maturity date of May 2, 2022, provided that if either the January 2022 Notes or May 2022 Notes have not been redeemed or refinanced on or prior to the date 90 days before their respective stated maturity dates (as applicable, the "Early Maturity Date"), the Senior Secured Credit Facility will mature on such Early Maturity Date. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with as of June 30, 2017. Laredo is required to pay an annual commitment fee on the unused portion of the financial institutions' commitment of 0.375% to 0.5%, based on the ratio of outstanding revolving credit to the total commitment under the Senior Secured Credit Facility. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $20.0 million. No letters of credit were outstanding as of June 30, 2017 or 2016. See Note 16.a for discussion of an additional borrowing on the Senior Secured Credit Facility subsequent to June 30, 2017.
e.    Fair value of debt
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	June 30, 2017		December 31, 2016
(in thousands)	Long-term debt	Fair value	Long-term debt	Fair value
January 2022 Notes	$450,000	$440,479	$450,000	$456,382
May 2022 Notes	500,000	509,575	500,000	521,413
March 2023 Notes	350,000	347,351	350,000	365,649
Senior Secured Credit Facility	105,000	105,026	70,000	69,975
Total	$1,405,000	$1,402,431	$1,370,000	$1,413,419
The fair values of the debt outstanding on the January 2022 Notes, the May 2022 Notes and the March 2023 Notes were determined using the June 30, 2017 and December 31, 2016 quoted market price (Level 1) for each respective instrument. The fair values of the outstanding debt on the Senior Secured Credit Facility as of June 30, 2017 and December 31, 2016 were estimated utilizing pricing models for similar instruments (Level 2). See Note 8 for information about fair value hierarchy levels.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

f.    Long-term debt, net
The following table summarizes the net presentation of the Company's long-term debt and debt issuance costs on the unaudited consolidated balance sheets as of the dates presented:

	June 30, 2017			December 31, 2016
(in thousands)	Long-term debt	Debt issuance costs, net	Long-term debt, net	Long-term debt	Debt issuance costs, net	Long-term debt, net
January 2022 Notes	$450,000	$(4,475)	$445,525	$450,000	$(4,963)	$445,037
May 2022 Notes	500,000	(5,687)	494,313	500,000	(6,164)	493,836
March 2023 Notes	350,000	(4,561)	345,439	350,000	(4,964)	345,036
Senior Secured Credit Facility(1)	105,000	—	105,000	70,000	—	70,000
Total	$1,405,000	$(14,723)	$1,390,277	$1,370,000	$(16,091)	$1,353,909
______________________________________________________________________________

(1)
Debt issuance costs, net related to our Senior Secured Credit Facility of $6.7 million and $2.7 million as of June 30, 2017 and December 31, 2016, respectively, are reported in "Other assets, net" on the unaudited consolidated balance sheets.

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

The following table reflects the restricted stock award activity for the six months ended June 30, 2017:

(in thousands, except for weighted-average grant date fair values)	Restricted stock awards	Weighted-average grant date fair value (per award)
Outstanding as of December 31, 2016	3,878	$12.88
Granted	1,185	$13.97
Forfeited	(232)	$12.88
Vested(1)	(1,588)	$13.75
Outstanding as of June 30, 2017	3,243	$12.85
_____________________________________________________________________________

(1)	The total intrinsic value of vested restricted stock awards for the six months ended June 30, 2017 was $22.0 million.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The Company utilizes the closing stock price on the grant date to determine the fair value of service vesting restricted stock awards. As of June 30, 2017, unrecognized stock-based compensation related to the restricted stock awards expected to vest was $31.7 million. Such cost is expected to be recognized over a weighted-average period of 1.91 years.
b.    Stock option awards
Stock option awards granted under the LTIP vest and become exercisable in four equal installments on each of the four annual anniversaries of the grant date. The following table reflects the stock option award activity for the six months ended June 30, 2017:

(in thousands, except for weighted-average price and weighted-average remaining contractual term)	Stock option awards	Weighted-average price (per option)	Weighted-average remaining contractual term (years)
Outstanding as of December 31, 2016	2,370	$12.54	7.71
Granted	391	$14.12
Exercised(1)	(44)	$8.17
Expired or canceled	(27)	$21.03
Outstanding as of June 30, 2017	2,690	$12.75	7.54
Vested and exercisable at end of period(2)	1,303	$16.46	6.34
Expected to vest at end of period(3)	1,387	$9.26	8.67
_____________________________________________________________________________

(1)	The total intrinsic value of exercised stock option awards for the six months ended June 30, 2017 was $0.3 million.

(2)	The vested and exercisable stock option awards as of June 30, 2017 had an aggregate intrinsic value of $1.3 million.

(3)	The stock option awards expected to vest as of June 30, 2017 had an aggregate intrinsic value of $4.4 million.
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock option awards and recognizes the associated expense on a straight-line basis over the four-year requisite service period of the awards. Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock option awards will be outstanding prior to exercise and the associated volatility. As of June 30, 2017, unrecognized stock-based compensation related to stock option awards expected to vest was $10.6 million. Such cost is expected to be recognized over a weighted-average period of 2.72 years.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The assumptions used to estimate the fair value of the 390,733 stock option awards granted during the six months ended June 30, 2017 are as follows:

Granted on February 17, 2017
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

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects the performance share award activity for the six months ended June 30, 2017:

(in thousands, except for weighted-average grant date fair values)	Performance share awards	Weighted-average grant date fair value (per award)
Outstanding as of December 31, 2016	2,325	$18.35
Granted	696	$18.96
Forfeited	(60)	$18.11
Vested(1)	(200)	$28.56
Outstanding as of June 30, 2017	2,761	$17.77
______________________________________________________________________________

(1)
These performance share awards had a performance period of January 1, 2014 to December 31, 2016 and, as their vesting and performance criteria were satisfied, each award converted into 0.75 shares representing 150,388 shares of common stock issued during the first quarter of 2017.

As of June 30, 2017, unrecognized stock-based compensation related to the performance share awards expected to vest was $29.4 million. Such cost is expected to be recognized over a weighted-average period of 1.99 years.
The assumptions used to estimate the fair values of the 696,460 performance share awards granted during the six months ended June 30, 2017 are as follows:

Granted on February 17, 2017
Risk-free rate(1)	1.44%
Dividend yield	—%
Expected volatility(2)	74.00%
Laredo stock closing price on grant date	$14.12
Fair value per performance share	$18.96
______________________________________________________________________________

(1)	The risk-free rate was derived using a term-matched zero-coupon yield derived from the U.S. Treasury constant maturities yield curve on the grant date.

(2)	The Company utilized its own volatility in order to develop the expected volatility.
d.    Stock-based compensation expense
The following has been recorded to stock-based compensation expense for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Restricted stock award compensation	$5,267	$4,692	$11,434	$8,460
Stock option award compensation	1,144	777	2,441	1,401
Performance share award compensation	4,068	1,593	7,808	1,821
Total stock-based compensation, gross	10,479	7,062	21,683	11,682
Less amounts capitalized in oil and natural gas properties	(1,792)	(989)	(3,772)	(1,771)
Total stock-based compensation, net of amounts capitalized	$8,687	$6,073	$17,911	$9,911
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
Condensed notes to the consolidated financial statements
(Unaudited)

Note 6—Income taxes
The Company is subject to federal and state income taxes and the Texas franchise tax. The Company had federal net operating loss carry-forwards totaling $1.7 billion and state of Oklahoma net operating loss carry-forwards totaling $42.5 million as of June 30, 2017. These carry-forwards begin expiring in 2026. As of June 30, 2017, the Company believes a portion of the net operating loss carry-forwards are not fully realizable. The Company considered all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance was needed. Such consideration included projected future cash flows from its oil, NGL and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of June 30, 2017, the Company's ability to capitalize intangible drilling costs, rather than expensing these costs in order to prevent an operating loss carry-forward from expiring unused, and future projections of Oklahoma sourced income. As of June 30, 2017, a full valuation allowance of $716.2 million has been recorded against the Company's deferred tax position.
Note 7—Derivatives
a. Derivatives
The Company engages in derivative transactions such as puts, swaps, collars and call spreads to hedge price risks due to unfavorable changes in oil, NGL and natural gas prices related to its production. As of June 30, 2017, the Company had 29 open derivative contracts with financial institutions that extend from July 2017 to December 2018. None of these contracts were designated as hedges for accounting purposes. The contracts are recorded at fair value on the unaudited consolidated balance sheets and gains and losses are recognized in earnings. Gains and losses on derivatives are reported on the unaudited consolidated statements of operations on the "Gain (loss) on derivatives, net" line item.
Each put transaction has an established floor price. The Company pays its counterparty a premium, which can be paid at inception or deferred until settlement, to enter into the put transaction. When the settlement price is below the floor price, the counterparty pays the Company an amount equal to the difference between the settlement price and the floor price multiplied by the hedged contract volume. When the settlement price is at or above the floor price in an individual month in the contract period, the put option expires with no settlement for that particular month, except with regard to the deferred premium if any.
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
Each collar transaction has an established price floor and ceiling. Depending on the terms, the Company may pay its counterparty a premium, which can be paid at inception or deferred until settlement. When the settlement price is below the price floor established by these collars, the counterparty pays the Company an amount equal to the difference between the settlement price and the price floor multiplied by the hedged contract volume. When the settlement price is above the price ceiling established by these collars, the Company pays its counterparty an amount equal to the difference between the settlement price and the price ceiling multiplied by the hedged contract volume. When the settlement price is between the price floor and price ceiling established by these collars in an individual month in the contract period, the collar expires with no settlement paid by either the Company or the counterparty for that particular month, except with regard to the deferred premium if any.
Each call spread transaction has an established short call price and long call price. Depending on the terms, the counterparty may pay a premium to the Company to enter into the transaction. When the settlement price is above the short call price up to the long call price, the Company pays its counterparty an amount equal to the difference between the settlement price and the short call price multiplied by the hedged contract volume. When the settlement price is above the long call price, the Company pays the counterparty an amount equal to the difference between the long call price and the short call price multiplied by the hedged contract volume. When the settlement price is at or below the short call price in an individual month in the contract period, the call option expires with no settlement paid by either the Company or the counterparty for that particular month, except with regard to the deferred premium if any.
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
Condensed notes to the consolidated financial statements
(Unaudited)

During the three and six months ended June 30, 2017, the Company completed a hedge restructuring by early terminating a swap that resulted in a termination amount to the Company of $4.2 million that was settled in full by applying the proceeds to pay the premium on one new collar entered into during the restructuring. The following details the derivative that was terminated:

	Aggregate volumes (Bbl)	Floor price ($/Bbl)	Ceiling price ($/Bbl)	Contract period
Oil:
Swap	1,095,000	$52.12	$52.12	January 2018 - December 2018
During the six months ended June 30, 2016, the Company completed a hedge restructuring by early terminating the floors of certain derivative contract collars that resulted in a termination amount to the Company of $80 million, which was settled in full by applying the proceeds to pay the premiums on two new derivatives entered into during the restructuring.
During the six months ended June 30, 2017, the following derivatives were entered into:

	Aggregate volumes(1)	Floor price(2)	Ceiling price(2)	Short call price(2)	Long call price(2)	Contract period
Oil(3):
Call spread(4)	1,140,800	$—	$—	$60.00	$100.00	July 2017 - December 2017
Call spread(5)	184,000	$—	$—	$60.00	$80.00	July 2017 - December 2017
Put(6)	1,567,500	$50.00	$—	$—	$—	January 2018 - December 2018
Collar	584,000	$50.00	$60.00	$—	$—	January 2018 - December 2018
Collar(7)	3,504,000	$40.00	$60.00	$—	$—	January 2018 - December 2018
Natural gas:
Collar(8)	10,950,000	$2.50	$3.25	$—	$—	January 2018 - December 2018
_____________________________________________________________________________

(1)	Oil is in Bbl and natural gas is in MMBtu.

(2)	Oil is in $/Bbl and natural gas is in $/MMBtu.

(3)	There are $6.3 million in deferred premiums associated with these contracts.

(4)	A premium of $0.5 million was settled in full at inception by applying the proceeds to pay the premiums on a put entered into simultaneously.

(5)	A premium of $0.1 million was settled in full at inception by applying the proceeds to pay the premiums on a put entered into simultaneously.

(6)	Premiums of $4.9 million were paid at inception, of which $0.6 million were settled in full at inception by applying the proceeds from the call spreads entered into simultaneously.

(7)	A premium of $4.2 million was settled in full at inception as part of the Company's 2017 hedge restructuring by applying the proceeds of the terminated swap.

(8)	There are $0.9 million in deferred premiums associated with these contracts.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following represents cash settlements received for derivatives, net for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Cash settlements received for matured derivatives, net(1)	$13,705	$47,382	$21,156	$113,319
Cash settlements received for early terminations of derivatives, net(2)	4,234	—	4,234	80,000
Cash settlements received for derivatives, net	$17,939	$47,382	$25,390	$193,319
_____________________________________________________________________________

(1)	The settlement amounts do not include premiums paid attributable to contracts that matured during the respective period.

(2)	The settlement amount for the six months ended June 30, 2016 includes $4.0 million in deferred premiums that were settled net with the early terminated contracts from which they originated.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table summarizes open positions as of June 30, 2017, and represents, as of such date, derivatives in place through December 2018 on annual production:

	Remaining year 2017	Year 2018
Oil positions:
Puts:
Hedged volume (Bbl)	529,000	2,616,875
Weighted-average price ($/Bbl)	$60.00	$54.01
Swaps:
Hedged volume (Bbl)	1,012,000	—
Weighted-average price ($/Bbl)	$51.54	$—
Collars:
Hedged volume (Bbl)	1,913,600	4,088,000
Weighted-average floor price ($/Bbl)	$56.92	$41.43
Weighted-average ceiling price ($/Bbl)	$86.00	$60.00
Call Spreads:
Hedged volume (Bbl)	1,324,800	—
Weighted-average short call price ($/Bbl)	$60.00	$—
Weighted-average long call price ($/Bbl)	$97.22	$—
Totals:
Total volume hedged with floor price (Bbl)	3,454,600	6,704,875
Weighted-average floor price ($/Bbl)	$55.82	$46.34
Total volume hedged with ceiling price (Bbl)	2,925,600	4,088,000
Weighted-average ceiling price ($/Bbl)	$57.22	$60.00
NGL positions:
Swaps - Ethane:
Hedged volume (Bbl)	222,000	—
Weighted-average price ($/Bbl)	$11.24	$—
Swaps - Propane:
Hedged volume (Bbl)	187,500	—
Weighted-average price ($/Bbl)	$22.26	$—
Natural gas positions:
Puts:
Hedged volume (MMBtu)	4,020,000	8,220,000
Weighted-average price ($/MMBtu)	$2.50	$2.50
Collars:
Hedged volume (MMBtu)	9,586,400	15,585,500
Weighted-average floor price ($/MMBtu)	$2.86	$2.50
Weighted-average ceiling price ($/MMBtu)	$3.54	$3.35
Totals:
Total volume hedged with floor price (MMBtu)	13,606,400	23,805,500
Weighted-average floor price ($/MMBtu)	$2.75	$2.50
Total volume hedged with ceiling price (MMBtu)	9,586,400	15,585,500
Weighted-average ceiling price ($/MMBtu)	$3.54	$3.35

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

b. Balance sheet presentation
In accordance with the Company's standard practice, its derivatives are subject to counterparty netting under their governing agreements. The Company's oil, NGL and natural gas derivatives are presented on a net basis as "Derivatives" on the unaudited consolidated balance sheets. See Note 8.a for a summary of the fair value of derivatives on a gross basis.
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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company conducts a review of fair value hierarchy classifications on an annual basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Transfers between fair value hierarchy levels are recognized and reported in the period in which the transfer occurred. No transfers between fair value hierarchy levels occurred during the six months ended June 30, 2017 or 2016.

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

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of June 30, 2017:
Assets
Current:
Oil derivatives	$—	$46,492	$—	$46,492	$(323)	$46,169
NGL derivatives	—	110	—	110	(678)	(568)
Natural gas derivatives	—	4,452	—	4,452	(1,577)	2,875
Oil deferred premiums	—	—	—	—	(4,637)	(4,637)
Natural gas deferred premiums	—	—	—	—	(854)	(854)
Noncurrent:
Oil derivatives	$—	$14,712	$—	$14,712	$—	$14,712
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	2,822	—	2,822	—	2,822
Oil deferred premiums	—	—	—	—	(3,068)	(3,068)
Natural gas deferred premiums	—	—	—	—	(1,659)	(1,659)
Liabilities
Current:
Oil derivatives	$—	$(204)	$—	$(204)	$323	$119
NGL derivatives	—	(678)	—	(678)	678	—
Natural gas derivatives	—	(13)	—	(13)	1,577	1,564
Oil deferred premiums	—	—	(4,637)	(4,637)	4,637	—
Natural gas deferred premiums	—	—	(3,190)	(3,190)	854	(2,336)
Noncurrent:
Oil derivatives	$—	$—	$—	$—	$—	$—
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	—	—	—	—	—
Oil deferred premiums	—	—	(3,068)	(3,068)	3,068	—
Natural gas deferred premiums	—	—	(1,659)	(1,659)	1,659	—
Net derivative position	$—	$67,693	$(12,554)	$55,139	$—	$55,139

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of December 31, 2016:
Assets
Current:
Oil derivatives	$—	$22,527	$—	$22,527	$—	$22,527
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	270	—	270	(270)	—
Oil deferred premiums	—	—	—	—	(1,580)	(1,580)
Natural gas deferred premiums	—	—	—	—	—	—
Noncurrent:
Oil derivatives	$—	$8,718	$—	$8,718	$—	$8,718
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	1,377	—	1,377	(1,377)	—
Oil deferred premiums	—	—	—	—	—	—
Natural gas deferred premiums	—	—	—	—	—	—
Liabilities
Current:
Oil derivatives	$—	$(9,789)	$—	$(9,789)	$—	$(9,789)
NGL derivatives	—	(2,803)	—	(2,803)	—	(2,803)
Natural gas derivatives	—	(3,639)	—	(3,639)	270	(3,369)
Oil deferred premiums	—	—	(3,569)	(3,569)	1,580	(1,989)
Natural gas deferred premiums	—	—	(3,043)	(3,043)	—	(3,043)
Noncurrent:
Oil derivatives	$—	$(4,552)	$—	$(4,552)	$—	$(4,552)
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	(133)	—	(133)	1,377	1,244
Oil deferred premiums	—	—	—	—	—	—
Natural gas deferred premiums	—	—	(2,386)	(2,386)	—	(2,386)
Net derivative position	$—	$11,976	$(8,998)	$2,978	$—	$2,978
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

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents actual cash payments required for deferred premiums as of June 30, 2017 for the periods presented:

(in thousands)	June 30, 2017
Remaining 2017	$2,888
2018	9,375
2019	535
Total	$12,798
A summary of the changes in net assets classified as Level 3 measurements for the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Balance of Level 3 at beginning of period	$(13,025)	$(13,054)	$(8,998)	$(14,619)
Change in net present value of derivative deferred premiums	(70)	(61)	(111)	(133)
Total purchases and settlements:
Purchases	(905)	(1,960)	(6,998)	(6,072)
Settlements(1)	1,446	2,413	3,553	8,162
Balance of Level 3 at end of period	$(12,554)	$(12,662)	$(12,554)	$(12,662)
_____________________________________________________________________________

(1)	The amount for the six months ended June 30, 2016 includes $3.9 million that represents the present value of deferred premiums settled in the Company's restructuring upon their early termination.
b. Fair value measurement on a nonrecurring basis
The Company accounts for the impairment of long-lived assets, if any, at fair value on a nonrecurring basis. For purposes of fair value measurement, it was determined that the impairment of long-lived assets is classified as Level 3, based on the use of internally developed cash flow models. No impairments of long-lived assets were recorded during the six months ended June 30, 2017 or 2016.
The Company accounts for the impairment of inventory, if any, at lower of cost or NRV on a nonrecurring basis. For purposes of fair value measurement, it was determined that the impairment of inventory is classified as Level 2, based on the use of a replacement cost approach. See Note 2.i for discussion of the Company's inventory impairments recorded during the three and six months ended June 30, 2016. No impairments of inventory were recorded during the six months ended June 30, 2017.
The accounting policies for impairment of oil and natural gas properties are discussed in Note 2.g. Significant inputs included in the calculation of discounted cash flows used in the impairment analysis include the Company's estimate of operating and development costs, anticipated production of evaluated reserves and other relevant data. See Note 2.g for discussion of the Company's full cost ceiling impairment recorded during the six months ended June 30, 2016. There were no full cost ceiling impairments recorded during the six months ended June 30, 2017.
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
Condensed notes to the consolidated financial statements
(Unaudited)

Level 3 inputs under the fair value hierarchy. No acquisitions of evaluated and unevaluated oil and natural gas properties were recorded during the six months ended June 30, 2017 or 2016.
Note 9—Net income (loss) per common share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution of non-vested performance share awards, non-vested restricted stock awards and outstanding stock option awards. For the three and six months ended June 30, 2016, all of these potentially dilutive items were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net loss per common share.
The effect of the Company's outstanding stock option awards, with the exception of the options granted in 2016, was excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2017. The inclusion of these options would be anti-dilutive due to the following: (i) utilizing the treasury stock method, the sum of the assumed proceeds exceeded the average stock prices during the respective periods for the outstanding stock option awards granted in 2015 and (ii) the exercise prices were greater than the average market prices during the respective periods for the outstanding stock option awards granted in 2012, 2013, 2014 and 2017.
The following is the calculation of basic and diluted weighted-average common shares outstanding and net income (loss) per common share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except for per share data)	2017	2016	2017	2016
Net income (loss) (numerator):
Net income (loss)—basic and diluted	$61,110	$(71,432)	$129,386	$(251,803)
Weighted-average common shares outstanding (denominator):
Basic	239,231	217,564	238,870	214,562
Non-vested performance share awards(1)	4,666	—	4,488	—
Non-vested restricted stock awards(2)	419	—	896	—
Outstanding stock option awards(2)	101	—	131	—
Diluted	244,417	217,564	244,385	214,562
Net income (loss) per common share:
Basic	$0.26	$(0.33)	$0.54	$(1.17)
Diluted	$0.25	$(0.33)	$0.53	$(1.17)
_____________________________________________________________________________

(1)
For the three and six months ended June 30, 2017, the dilutive effect of non-vested performance share awards with performance periods that have not yet ended was calculated utilizing the Company's total shareholder return ("TSR") from the beginning of each performance share awards' respective performance period to June 30, 2017 in comparison to the TSR of the peers specified in each performance share awards' respective agreement. See Note 5.c for additional discussion of the Company's performance share awards.

(2)
For the three and six months ended June 30, 2017, the dilutive effects of the non-vested restricted stock awards and the outstanding stock option awards were calculated utilizing the treasury stock method. See Notes 5.a and 5.b for additional discussion of the Company's restricted stock awards and stock option awards, respectively.

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
From time to time the Company is involved in legal proceedings and/or may be subject to industry rulings that could bring rise to claims in the ordinary course of business. Except with regard to the specific litigation noted below, the Company has concluded that the likelihood is remote that the ultimate resolution of any such pending litigation or pending claims will be material or have a material adverse effect on the Company's business, financial position, results of operations or liquidity.
On May 3, 2017, Shell Trading (US) Company ("Shell") filed an Original Petition and Request for Disclosure in the District Court of Harris County, Texas, alleging that the crude oil purchase agreement entered into between Shell and Laredo effective October 1, 2016 does not reflect the compensation for Shell that Shell believes was previously agreed to by the parties due to a drafting mistake. Shell seeks reformation of one clause of the crude oil purchase agreement on the grounds of alleged mutual mistake or, in the alternative, unilateral mistake; an award of the amounts Shell alleges it should have been or should be paid under the agreement; court costs and attorneys’ fees. The Company does not believe there was a drafting mistake made in the crude oil purchase agreement. The Company believes it has substantive defenses and intends to vigorously defend its position. The Company is unable to determine the outcome or estimate its ultimate exposure, if any, to this litigation at this time.
b.    Drilling contracts
The Company has committed to several drilling contracts with a third party to facilitate the Company's drilling plans. One of these contracts is for a term of multiple months and contains an early termination clause that requires the Company to potentially pay a penalty to the third party should the Company cease drilling efforts. This penalty would negatively impact the Company's financial statements upon early contract termination. There were no penalties incurred for early contract termination for either of the six months ended June 30, 2017 or 2016. The future commitment of $2.3 million as of June 30, 2017 is not recorded in the accompanying unaudited consolidated balance sheets. Management does not currently anticipate the early termination of this contract in 2017.

c.    Firm sale and transportation commitments
The Company has committed to deliver for sale or transportation fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to deficiency payments. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. Management anticipates continuing this practice in the future. The Company incurred deficiency payments of $0.5 million and $0.6 million during the three and six months ended June 30, 2017, respectively, which are reported on the unaudited consolidated statements of operations in the "Other operating expenses" line item. There were no deficiency payments during the six months ended June 30, 2016. Future commitments of $381.8 million as of June 30, 2017 are not recorded in the accompanying unaudited consolidated balance sheets.

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
Condensed notes to the consolidated financial statements
(Unaudited)

Note 12—Related parties
a.    Medallion
The following table summarizes items included in the unaudited consolidated balance sheets related to Medallion as of the dates presented:

(in thousands)	June 30, 2017	December 31, 2016
Accounts receivable, net	$59	$—
Accrued capital expenditures	$379	$586
Other current liabilities	$102	$118
b.    Archrock Partners, L.P.
The Company has a compression arrangement with affiliates of Archrock Partners, L.P., formerly Exterran Partners L.P. ("Archrock"). One of Laredo's directors is on the board of directors of Archrock GP LLC, an affiliate of Archrock.
As of December 31, 2016, amounts included in accounts payable from Archrock in the unaudited consolidated balance sheets totaled $0.2 million. No such amounts were included as of June 30, 2017.
The following table summarizes the lease operating expenses related to Archrock included in the unaudited consolidated statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Lease operating expenses	$232	$526	$656	$1,001
The following table summarizes the capital expenditures related to Archrock included in the unaudited consolidated statements of cash flows for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Capital expenditures:
Midstream service assets	$108	$—	$108	$20
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
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents selected financial information, for the periods presented, regarding the Company's operating segments on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis:

(in thousands)	Exploration and production	Midstream and marketing	Eliminations	Consolidated company
Three months ended June 30, 2017:
Revenues:
Oil, NGL and natural gas sales	$142,288	$825	$(1,276)	$141,837
Midstream service revenues	—	18,104	(15,401)	2,703
Sales of purchased oil	—	42,461	—	42,461
Total revenues	142,288	61,390	(16,677)	187,001
Costs and expenses:
Lease operating expenses, including production and ad valorem taxes	31,993	—	(3,417)	28,576
Midstream service expenses	—	11,978	(11,082)	896
Costs of purchased oil	—	44,020	—	44,020
General and administrative(1)	20,121	1,887	—	22,008
Depletion, depreciation and amortization(2)	35,683	2,320	—	38,003
Other operating expenses(3)	1,382	55	—	1,437
Operating income	$53,109	$1,130	$(2,178)	$52,061
Other financial information:
Income from equity method investee	$—	$2,471	$—	$2,471
Interest expense(4)	$21,752	$1,421	$—	$23,173
Capital expenditures	$123,157	$4,386	$—	$127,543
Gross property and equipment(5)	$5,979,858	$412,177	$(13,226)	$6,378,809
Three months ended June 30, 2016:
Revenues:
Oil, NGL and natural gas sales	$102,526	$—	$—	$102,526
Midstream service revenues	—	11,138	(9,506)	1,632
Sales of purchased oil	—	42,615	—	42,615
Total revenues	102,526	53,753	(9,506)	146,773
Costs and expenses:
Lease operating expenses, including production and ad valorem taxes	29,793	—	(2,586)	27,207
Midstream service expenses	—	6,572	(5,394)	1,178
Costs of purchased oil	—	44,012	—	44,012
General and administrative(1)	18,818	1,684	—	20,502
Depletion, depreciation and amortization(2)	31,969	2,208	—	34,177
Impairment expense	963	—	—	963
Other operating expenses(3)	806	54	—	860
Operating income (loss)	$20,177	$(777)	$(1,526)	$17,874
Other financial information:
Income from equity method investee	$—	$3,696	$—	$3,696
Interest expense(4)	$22,050	$1,462	$—	$23,512
Capital expenditures	$92,089	$1,488	$—	$93,577
Gross property and equipment(5)	$5,484,416	$366,858	$(4,604)	$5,846,670
Six months ended June 30, 2017:
Revenues:
Oil, NGL and natural gas sales	$281,496	$1,641	$(2,564)	$280,573
Midstream service revenues	—	35,738	(30,036)	5,702
Sales of purchased oil	—	89,732	—	89,732
Total revenues	281,496	127,111	(32,600)	376,007
Costs and expenses:
Lease operating expenses, including production and ad valorem taxes	61,563	—	(7,214)	54,349
Midstream service expenses	—	22,212	(20,400)	1,812
Costs of purchased oil	—	94,276	—	94,276
General and administrative(1)	43,564	4,041	—	47,605
Depletion, depreciation and amortization(2)	67,480	4,635	—	72,115
Other operating expenses(3)	2,355	108	—	2,463
Operating income	$106,534	$1,839	$(4,986)	$103,387
Other financial information:
Income from equity method investee	$—	$5,539	$—	$5,539
TABLE CONTINUES ON NEXT PAGE

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(in thousands)	Exploration and production	Midstream and marketing	Eliminations	Consolidated company
Interest expense(4)	$43,066	$2,827	$—	$45,893
Capital expenditures	$234,902	$6,117	$—	$241,019
Gross property and equipment(5)	$5,979,858	$412,177	$(13,226)	$6,378,809
Six months ended June 30, 2016:
Revenues:
Oil, NGL and natural gas sales	$175,668	$—	$—	$175,668
Midstream service revenues	—	22,405	(18,972)	3,433
Sales of purchased oil	—	74,229	—	74,229
Total revenues	175,668	96,634	(18,972)	253,330
Costs and expenses:
Lease operating expenses, including production and ad valorem taxes	59,157	—	(4,997)	54,160
Midstream service expenses	—	13,081	(11,294)	1,787
Costs of purchased oil	—	76,958	—	76,958
General and administrative(1)	36,497	3,456	—	39,953
Depletion, depreciation and amortization(2)	71,261	4,394	—	75,655
Impairment expense	162,027	—	—	162,027
Other operating expenses(3)	1,598	106	—	1,704
Operating loss	$(154,872)	$(1,361)	$(2,681)	$(158,914)
Other financial information:
Income from equity method investee	$—	$5,994	$—	$5,994
Interest expense(4)	$44,353	$2,864	$—	$47,217
Capital expenditures	$197,874	$3,425	$—	$201,299
Gross property and equipment(5)	$5,484,416	$366,858	$(4,604)	$5,846,670
_______________________________________________________________________________

(1)
General and administrative expenses were allocated to the three months ended June 30, 2017, March 31, 2017, June 30, 2016 and March 31, 2016 based on the number of employees in the respective segment as of the respective three-month period end dates. Certain components of general and administrative expenses, primarily payroll, deferred compensation and vehicle expenses, were not allocated but were actual expenses for each segment. Land and geology expenses were not allocated to the midstream and marketing segment.

(2)
Depletion, depreciation and amortization were actual expenses for each segment with the exception of the allocation of depreciation of other fixed assets, which were allocated to the three months ended June 30, 2017, March 31, 2017, June 30, 2016 and March 31, 2016 based on the number of employees in the respective segment as of the respective three-month period end dates. Certain components of depreciation and amortization of other fixed assets, primarily vehicles, were not allocated but were actual expenses for each segment.

(3)
Other operating expenses consist of (i) accretion of asset retirement obligations and minimum volume commitments for the three and six months ended June 30, 2017 and (ii) accretion of asset retirement obligations for the three and six months ended June 30, 2016. These were actual expenses and were not allocated.

(4)
Interest expense for the three months ended June 30, 2017 and March 31, 2017 was allocated to the exploration and production segment based on gross property and equipment as of June 30, 2017 and March 31, 2017, respectively, and allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of June 30, 2017 and March 31, 2017, respectively. Interest expense for the three and six months ended June 30, 2016 was allocated to the exploration and production segment based on gross property and equipment as of June 30, 2016 and allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of June 30, 2016. Certain components of other fixed assets, primarily vehicles, were not allocated but were actual assets for the each segment.

(5)
Gross property and equipment for the midstream and marketing segment includes equity method investment of $249.5 million and $213.6 million as of June 30, 2017 and 2016, respectively. Other fixed assets were allocated based on the number of employees in the respective segment as of June 30, 2017 and 2016. Certain components of other fixed assets, primarily vehicles, were not allocated but were actual assets for each segment.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 14—Subsidiary guarantors
The Guarantors have fully and unconditionally guaranteed the January 2022 Notes, the May 2022 Notes, the March 2023 Notes and the Senior Secured Credit Facility, subject to the Releases. In accordance with practices accepted by the SEC, Laredo has prepared condensed consolidating financial statements to quantify the balance sheets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following unaudited condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016, unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2017 and 2016 and unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016 present financial information for Laredo on a stand-alone basis (carrying any investment in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a condensed consolidated basis. Deferred income taxes for LMS and for GCM are recorded on Laredo's balance sheets, statements of operations and statements of cash flows as they are disregarded entities for income tax purposes. Laredo and the Guarantors are not restricted from making intercompany distributions to each other. During the six months ended June 30, 2016, certain assets were transferred from LMS to Laredo at historical cost.
Condensed consolidating balance sheet
June 30, 2017
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$60,506	$11,601	$—	$72,107
Other current assets	92,062	3,495	—	95,557
Oil and natural gas properties, net	1,332,884	9,272	(13,226)	1,328,930
Midstream service assets, net	—	128,941	—	128,941
Other fixed assets, net	40,966	449	—	41,415
Investment in subsidiaries and equity method investment	384,303	249,492	(384,303)	249,492
Other long-term assets	21,104	3,708	—	24,812
Total assets	$1,931,825	$406,958	$(397,529)	$1,941,254

Accounts payable	$8,984	$1,793	$—	$10,777
Other current liabilities	143,673	17,633	—	161,306
Long-term debt, net	1,390,277	—	—	1,390,277
Other long-term liabilities	51,262	3,229	—	54,491
Stockholders' equity	337,629	384,303	(397,529)	324,403
Total liabilities and stockholders' equity	$1,931,825	$406,958	$(397,529)	$1,941,254

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating balance sheet
December 31, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$70,570	$16,297	$—	$86,867
Other current assets	65,884	2,026	—	67,910
Oil and natural gas properties, net	1,194,801	9,293	(8,240)	1,195,854
Midstream service assets, net	—	126,240	—	126,240
Other fixed assets, net	44,221	552	—	44,773
Investment in subsidiaries and equity method investment	376,028	243,953	(376,028)	243,953
Other long-term assets	13,065	3,684	—	16,749
Total assets	$1,764,569	$402,045	$(384,268)	$1,782,346

Accounts payable	$14,427	$627	$—	$15,054
Other current liabilities	150,531	22,360	—	172,891
Long-term debt, net	1,353,909	—	—	1,353,909
Other long-term liabilities	56,889	3,030	—	59,919
Stockholders' equity	188,813	376,028	(384,268)	180,573
Total liabilities and stockholders' equity	$1,764,569	$402,045	$(384,268)	$1,782,346
Condensed consolidating statement of operations
For the three months ended June 30, 2017
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$142,224	$61,454	$(16,677)	$187,001
Total costs and expenses	91,140	58,299	(14,499)	134,940
Operating income	51,084	3,155	(2,178)	52,061
Interest expense	(23,173)	—	—	(23,173)
Other non-operating income	35,377	2,414	(5,569)	32,222
Income before income tax	63,288	5,569	(7,747)	61,110
Income tax	—	—	—	—
Net income	$63,288	$5,569	$(7,747)	$61,110
Condensed consolidating statement of operations
For the six months ended June 30, 2017
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$281,367	$127,240	$(32,600)	$376,007
Total costs and expenses	179,169	121,065	(27,614)	272,620
Operating income	102,198	6,175	(4,986)	103,387
Interest expense	(45,893)	—	—	(45,893)
Other non-operating income	78,067	5,332	(11,507)	71,892
Income before income tax	134,372	11,507	(16,493)	129,386
Income tax	—	—	—	—
Net income	$134,372	$11,507	$(16,493)	$129,386
Condensed consolidating statement of operations

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

For the three months ended June 30, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$102,511	$53,768	$(9,506)	$146,773
Total costs and expenses	84,137	52,742	(7,980)	128,899
Operating income	18,374	1,026	(1,526)	17,874
Interest expense	(23,512)	—	—	(23,512)
Other non-operating income (expense)	(64,768)	3,692	(4,718)	(65,794)
Income (loss) before income tax	(69,906)	4,718	(6,244)	(71,432)
Income tax	—	—	—	—
Net income (loss)	$(69,906)	$4,718	$(6,244)	$(71,432)
Condensed consolidating statement of operations
For the six months ended June 30, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$175,633	$96,669	$(18,972)	$253,330
Total costs and expenses	334,201	94,334	(16,291)	412,244
Operating income (loss)	(158,568)	2,335	(2,681)	(158,914)
Interest expense	(47,217)	—	—	(47,217)
Other non-operating income (expense)	(43,337)	5,983	(8,318)	(45,672)
Income (loss) before income tax	(249,122)	8,318	(10,999)	(251,803)
Income tax	—	—	—	—
Net income (loss)	$(249,122)	$8,318	$(10,999)	$(251,803)
Condensed consolidating statement of cash flows
For the six months ended June 30, 2017
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash provided by operating activities	$159,048	$9,360	$(11,507)	$156,901
Change in investment between affiliates	(8,264)	(3,243)	11,507	—
Capital expenditures and other	(171,461)	(6,117)	—	(177,578)
Net cash provided by financing activities	23,029	—	—	23,029
Net increase in cash and cash equivalents	2,352	—	—	2,352
Cash and cash equivalents, beginning of period	32,671	1	—	32,672
Cash and cash equivalents, end of period	$35,023	$1	$—	$35,024

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of cash flows
For the six months ended June 30, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash provided by operating activities	$139,610	$7,339	$(8,318)	$138,631
Change in investment between affiliates	(47,069)	38,751	8,318	—
Capital expenditures and other	(197,540)	(46,090)	—	(243,630)
Net cash provided by financing activities	93,154	—	—	93,154
Net decrease in cash and cash equivalents	(11,845)	—	—	(11,845)
Cash and cash equivalents, beginning of period	31,153	1	—	31,154
Cash and cash equivalents, end of period	$19,308	$1	$—	$19,309
Note 15—Recently issued or adopted accounting pronouncements
The Company considers the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"). The ASUs listed below were either adopted during the six months ended June 30, 2017 or the discussion of the ASU was determined to be meaningful to the Company's consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard's application impact to individual financial statement line items. In March, April, May and December 2016, the FASB issued new guidance in Topic 606, Revenue from Contracts with Customers, to address the following potential implementation issues of the new revenue standard: (a) to clarify the implementation guidance on principal versus agent considerations, (b) to clarify the identification of performance obligations and the licensing implementation guidance and (c) to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company follows the sales method of accounting for oil, NGL and natural gas production, which is generally consistent with the revenue recognition provision of the new standard. However, the Company is still evaluating the impact this standard will have on its consolidated financial statements upon adoption. The evaluation process includes (i) review of revenue contracts and transactions in both of the exploration and production and midstream and marketing segments and (ii) assessing the impact this guidance will have on our processes and internal controls. The Company expects to apply the modified retrospective method upon adoption of this standard on the effective date of January 1, 2018.
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
In January 2017, the FASB issued new guidance in Topic 805, Business Combinations, to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (i) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output and (ii) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the amendments in this ASU narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this ASU should be applied prospectively on or after the effective date. Early application of the amendments in this ASU is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements upon adoption.
Note 16—Subsequent events
a.    Senior Secured Credit Facility
On July 12, 2017, the Company borrowed $10.0 million on the Senior Secured Credit Facility. The outstanding balance under the Senior Secured Credit Facility was $115.0 million as of August 7, 2017.
b.    Medallion capital call
Subsequent to June 30, 2017, the Company approved $24.6 million to fund continued expansion activities on existing portions of Medallion's pipeline infrastructure in order to gather additional third-party production. See Note 2.h for additional discussion regarding Medallion and see Note 12.a for discussion of items included in the Company's unaudited consolidated financial statements related to Medallion.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 17—Supplementary information
Costs incurred in oil and natural gas property acquisition, exploration and development activities
Costs incurred in the acquisition, exploration and development of oil, NGL and natural gas assets are presented below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Property acquisition costs:				—
Evaluated	$—	$—	$—	$—
Unevaluated	—	—	—	—
Exploration costs	5,658	19,769	21,201	27,032
Development costs(1)	125,738	70,806	236,896	152,692
Total costs incurred	$131,396	$90,575	$258,097	$179,724
____________________________________________________________________________

(1)
Development costs include $0.1 million in asset retirement obligations for each of the three months ended June 30, 2017 and 2016, and $0.2 million for each of the six months ended June 30, 2017 and 2016.

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
Our financial and operating performance for the three months ended June 30, 2017 included the following:

•	Oil, NGL and natural gas sales of $141.8 million, compared to $102.5 million for the three months ended June 30, 2016;

•	Average daily sales volumes of 58,632 BOE/D, compared to 47,667 BOE/D for the three months ended June 30, 2016;

•	Net income of $61.1 million, compared to a net loss of $71.4 million, for the three months ended June 30, 2016; and

•
Adjusted EBITDA (a non-GAAP financial measure) of $114.3 million, compared to $110.0 million for the three months ended June 30, 2016. See page 49 for a discussion and reconciliation of Adjusted EBITDA.

Our financial and operating performance for the six months ended June 30, 2017 included the following:

•	Oil, NGL and natural gas sales of $280.6 million, compared to $175.7 million for the six months ended June 30, 2016;

•	Average daily sales volumes of 55,536 BOE/D, compared to 46,935 BOE/D for the six months ended June 30, 2016;

•	Net income of $129.4 million, compared to a net loss of $251.8 million, including a non-cash full cost ceiling impairment of $161.1 million, for the six months ended June 30, 2016; and

•	Adjusted EBITDA (a non-GAAP financial measure) of $221.7 million, compared to $208.3 million for the six months ended June 30, 2016. See page 49 for a discussion and reconciliation of Adjusted EBITDA.
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
For the three months ended June 30, 2017 and 2016, the Realized Prices utilized to value our reserves were $43.64 per Bbl for oil, $15.16 per Bbl for NGL and $2.15 per Mcf for natural gas, and $37.96 per Bbl for oil, $10.80 per Bbl for NGL and $1.64 per Mcf for natural gas, respectively. The Realized Prices used to estimate proved reserves for all periods do not include derivative transactions. The unamortized cost of our evaluated oil and natural gas properties did not exceed the full cost ceiling amount as of June 30, 2017, March 31, 2017 or June 30, 2016 and as such, we did not record a 2017 second-quarter, 2017 first-quarter or 2016 second-quarter, respectively, full cost ceiling impairment. See Note 2.g to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for a discussion regarding prices used to value our reserves and our 2016 first-quarter full cost ceiling impairment.

We have entered into a number of derivative contracts that have enabled us to offset a portion of the changes in our cash flow caused by price fluctuations for our sales of oil, NGL and natural gas as discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Core areas of operations
The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. As of June 30, 2017, we had assembled 125,967 net acres in the Permian Basin.
Sources of our revenue
Our revenues are derived from the sale of produced oil, NGL and natural gas within the continental United States, the sale of purchased oil and providing midstream services to third parties. Our revenues do not include the effects of derivatives. For the three months ended June 30, 2017, our revenues were comprised of 56% sales of produced oil, 11% sales of produced NGL, 9% sales of produced natural gas, 23% sales of purchased oil and 1% midstream services. For the six months ended June 30, 2017, our revenues were comprised of 54% sales of produced oil, 11% sales of produced NGL, 10% sales of produced natural gas, 24% sales of purchased oil and 1% midstream services. Our oil, NGL and natural gas revenues may vary significantly from period to period as a result of changes in volumes of production and/or changes in commodity prices. Our sales of purchased oil revenue may vary due to changes in oil prices and market differentials. Our midstream service revenues may vary due to oil throughput fees and the level of services provided to third parties for (i) gathered natural gas, (ii) gas lift fees and (iii) water services.

Results of operations consolidated
For the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016
Oil, NGL and natural gas sales volumes, revenues and pricing
The following table sets forth information regarding oil, NGL and natural gas sales volumes, revenues and average sales prices per BOE sold, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Sales volumes:
Oil (MBbl)	2,482	2,012	4,602	4,018
NGL (MBbl)	1,433	1,153	2,696	2,219
Natural gas (MMcf)	8,524	7,038	16,524	13,834
Oil equivalents (MBOE)(1)(2)	5,336	4,338	10,052	8,542
Average daily sales volumes (BOE/D)(2)	58,632	47,667	55,536	46,935
% Oil	47%	46%	46%	47%
Oil, NGL and natural gas sales (in thousands):
Oil	$104,214	$79,201	$203,681	$134,395
NGL	19,801	14,120	40,629	23,172
Natural gas	17,822	9,205	36,263	18,101
Total oil, NGL and natural gas sales	$141,837	$102,526	$280,573	$175,668
Average sales prices(2):
Oil, realized ($/Bbl)(3)	$42.00	$39.37	$44.26	$33.45
NGL, realized ($/Bbl)(3)	$13.82	$12.24	$15.07	$10.44
Natural gas, realized ($/Mcf)(3)	$2.09	$1.31	$2.19	$1.31
Average price, realized ($/BOE)(3)	$26.58	$23.64	$27.91	$20.56
Oil, hedged ($/Bbl)(4)	$46.95	$58.86	$48.22	$57.85
NGL, hedged ($/Bbl)(4)	$13.61	$12.24	$14.75	$10.44
Natural gas, hedged ($/Mcf)(4)	$2.12	$2.13	$2.21	$2.10
Average price, hedged ($/BOE)(4)	$28.88	$34.00	$29.66	$33.33
________________________________________________________________________

(1)	BOE is calculated using a conversion rate of six Mcf per one Bbl.

(2)	The volumes presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

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

The following table presents cash settlements received (paid) for matured derivatives and premiums incurred previously or upon settlement attributable to instruments that settled during the periods utilized in our calculation of the hedged prices presented above:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Cash settlements received (paid) for matured derivatives:
Oil	$12,969	$41,616	$20,217	$102,308
NGL	(296)	—	(864)	—
Natural gas	1,032	5,766	1,803	11,011
Total	$13,705	$47,382	$21,156	$113,319
Premiums paid attributable to contracts that matured during the respective period:
Oil	$(679)	$(2,413)	$(2,021)	$(4,263)
Natural gas	(767)	—	(1,532)	—
Total	$(1,446)	$(2,413)	$(3,553)	$(4,263)

Changes in average realized sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended June 30, 2017 and 2016:

(in thousands)	Oil	NGL	Natural gas	Total net effect of change
2016 Revenues	$79,201	$14,120	$9,205	$102,526
Effect of changes in average realized sales prices	6,508	2,253	6,672	15,433
Effect of changes in sales volumes	18,505	3,428	1,945	23,878
2017 Revenues	$104,214	$19,801	$17,822	$141,837
Changes in average realized sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the six months ended June 30, 2017 and 2016:

(in thousands)	Oil	NGL	Natural gas	Total net effect of change
2016 Revenues	$134,395	$23,172	$18,101	$175,668
Effect of changes in average realized sales prices	49,747	12,472	14,642	76,861
Effect of changes in sales volumes	19,539	4,985	3,520	28,044
2017 Revenues	$203,681	$40,629	$36,263	$280,573
Oil revenue. Our oil revenue is a function of oil production volumes sold and average sales prices received for those volumes. The increase in oil revenue of $25.0 million, or 32%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 is due to a 23% increase in oil sales volumes and a 7% increase in average oil prices realized.
The increase in oil revenue of $69.3 million, or 52%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 is due to a 32% increase in average oil prices realized and a 15% increase in oil sales volumes.
NGL revenue. Our NGL revenue is a function of NGL production volumes sold and average sales prices received for those volumes. The increase in NGL revenue of $5.7 million, or 40%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 is due to a 24% increase in NGL sales volumes and a 13% increase in average NGL prices realized.
The increase in NGL revenue of $17.5 million, or 75%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 is due to a 44% increase in average NGL prices realized and a 21% increase in NGL sales volumes.
Natural gas revenue. Our natural gas revenue is a function of natural gas production volumes sold and average sales prices received for those volumes. The increase in natural gas revenue of $8.6 million, or 94%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 is due to a 60% increase in average natural gas prices realized and an 21% increase in natural gas sales volumes.

The increase in natural gas revenue of $18.2 million, or 100%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 is due to a 67% increase in average natural gas prices realized and an 19% increase in natural gas sales volumes.
Costs and expenses
The following table sets forth information regarding costs and expenses and average costs per BOE sold for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands except for per BOE sold data)	2017	2016	2017	2016
Costs and expenses:
Lease operating expenses	$20,104	$19,225	$37,096	$39,743
Production and ad valorem taxes	8,472	7,982	17,253	14,417
Midstream service expenses	896	1,178	1,812	1,787
Costs of purchased oil	44,020	44,012	94,276	76,958
General and administrative:
Cash	13,321	14,429	29,694	30,042
Non-cash stock-based compensation, net of amounts capitalized	8,687	6,073	17,911	9,911
Depletion, depreciation and amortization	38,003	34,177	72,115	75,655
Impairment expense	—	963	—	162,027
Other operating expenses	1,437	860	2,463	1,704
Total	$134,940	$128,899	$272,620	$412,244
Average costs per BOE sold(1):
Lease operating expenses	$3.77	$4.43	$3.69	$4.65
Production and ad valorem taxes	1.59	1.84	1.72	1.69
Midstream service expenses	0.17	0.27	0.18	0.21
General and administrative:
Cash	2.50	3.33	2.95	3.52
Non-cash stock-based compensation, net of amounts capitalized	1.63	1.40	1.78	1.16
Depletion, depreciation and amortization	7.12	7.88	7.17	8.86
Total	$16.78	$19.15	$17.49	$20.09
________________________________________________________________________

(1)	Average costs per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.
Lease operating expenses. Lease operating expenses, which include workover expenses, increased by $0.9 million, or 5%, and decreased by $2.6 million, or 7%, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. On a per BOE sold basis, lease operating expenses decreased 15% and 21% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 mainly due to previous investments in field infrastructure. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to lease operating expenses.
Production and ad valorem taxes. Production and ad valorem taxes increased by $0.5 million, or 6%, and $2.8 million, or 20%, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The quarter-over-quarter increase is due to a $1.7 million increase in production taxes partially offset by a $1.2 million decrease in ad valorem taxes. The year-to-date increase over the comparable period in 2016 is due to a $5.2 million increase in production taxes partially offset by a $2.4 million decrease in ad valorem taxes. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas revenue. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.
Midstream service expenses. See "—Results of operations - midstream and marketing" for a discussion of these expenses.
Costs of purchased oil. See "—Results of operations - midstream and marketing" for a discussion of these expenses.

General and administrative ("G&A"). G&A increased by $1.5 million, or 7%, and $7.7 million, or 19%, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The most significant change in our G&A was stock-based compensation, net of amounts capitalized, which increased by $2.6 million, or 43%, and $8.0 million, or 81%, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. These increases are mainly due to the timing of our annual issuance of restricted stock awards, stock option awards and performance share awards under our LTIP, which occurred during the first quarter of 2017 and during the second quarter of 2016. The quarter-over-quarter increase in G&A was partially offset by a decrease in salaries, benefits and bonuses, net of amounts capitalized of $0.7 million.
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
Depletion, depreciation and amortization ("DD&A"). The following table sets forth the components of our DD&A for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands except for per BOE sold data)	2017	2016	2017	2016
Depletion of evaluated oil and natural gas properties	$34,338	$30,630	$64,752	$68,457
Depreciation of midstream service assets	2,177	2,097	4,328	4,168
Depreciation and amortization of other fixed assets	1,488	1,450	3,035	3,030
Total DD&A	$38,003	$34,177	$72,115	$75,655
DD&A per BOE sold	$7.12	$7.88	$7.17	$8.86
DD&A increased by $3.8 million, or 11%, and decreased by $3.5 million, or 5%, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. On a per BOE sold basis, DD&A decreased for each of the three and six months ended June 30, 2017 compared to the same periods in 2016, mainly due to positive well results.
Impairment expense. Our net book value of evaluated oil and natural gas properties exceeded the full cost ceiling amount as of March 31, 2016, and as a result, we recorded a non-cash full cost ceiling impairment of $161.1 million. There were no comparable full cost ceiling impairments recorded during the three and six months ended June 30, 2017 or the three months ended June 30, 2016. For further discussion of our non-cash full cost ceiling impairment accounting policy, see Note 2.g to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. There were no long-lived assets impairments recorded during the six months ended June 30, 2017 and 2016. Inventory impairments of $1.0 million were recorded for each of the three and six months ended June 30, 2016. There were no inventory impairments recorded during the six months ended June 30, 2017. For further discussion of long-lived assets and inventory impairment accounting policies, see Note 2.i to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Non-operating income (expense)
The following table sets forth the components of non-operating income (expense) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Non-operating income (expense):
Gain (loss) on derivatives, net	$28,897	$(68,518)	$65,568	$(50,633)
Income from equity method investee	2,471	3,696	5,539	5,994
Interest expense	(23,173)	(23,512)	(45,893)	(47,217)
Interest and other income	49	11	194	110
Write-off of debt issuance costs	—	(842)	—	(842)
Gain (loss) on disposal of assets, net	805	(141)	591	(301)
Non-operating income (expense), net	$9,049	$(89,306)	$25,999	$(92,889)
Gain (loss) on derivatives, net. The following table presents the changes in the components of gain (loss) on derivatives, net for the periods presented:

(in thousands)	Three months ended June 30, 2017 compared to 2016	Six months ended June 30, 2017 compared to 2016
Changes in gain (loss) on derivatives, net:
Fair value of derivatives outstanding	$126,858	$284,130
Cash settlements received for matured derivatives, net	(33,677)	(92,163)
Cash settlements received for early terminations of derivatives, net	4,234	(75,766)
Total changes in gain (loss) on derivatives, net	$97,415	$116,201
The changes in fair value of derivatives outstanding are the result of new and expiring contracts and the changing relationship between our outstanding contract prices and the future market prices in the forward curves, which we use to calculate the fair value of our derivatives. In general, if no contracts were entered into, terminated or modified, we experience gains during periods of decreasing market prices and losses during periods of increasing market prices. Net cash settlements received for matured derivatives are based on the cash settlement prices of our matured derivatives compared to the prices specified in the derivative contracts.
During the three and six months ended June 30, 2017, we received proceeds from a hedge restructuring in which we early terminated a derivative contract swap, resulting in a termination amount due to us of $4.2 million. The $4.2 million was settled in full by applying the proceeds to pay the premium on one new derivative contract collar entered into during the restructuring.
During the six months ended June 30, 2016, we received proceeds from a hedge restructuring in which we early terminated floors of certain derivative contract collars, resulting in a termination amount due to us of $80.0 million. The $80.0 million was settled in full by applying the proceeds to the premiums on two new derivative contracts entered into as part of the hedge restructuring.
See Notes 2.e, 7 and 8.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.
Income from equity method investee. See "—Results of operations - midstream and marketing" for a discussion of this income.
Interest expense. Interest expense decreased by $0.3 million and $1.3 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. These decreases are primarily due to a lower outstanding balance on our Senior Secured Credit Facility.
Gain (loss) on disposal of assets, net. Gain (loss) on disposal of assets, net increased by $0.9 million for each of the three and six months ended June 30, 2017 compared to the same periods in 2016. From time to time, we dispose of materials and supplies inventory and other fixed assets. The associated gain or loss recorded during the period fluctuates depending upon the volume of the assets disposed, their associated net book value and, in the case of a disposal by sale, the sale price.

Income tax. Since September 30, 2015, we have recorded a full valuation allowance against our net deferred tax position. As such, our effective tax rate was 0% during the three and six months ended June 30, 2017 and 2016. For further discussion of our income tax position, see Note 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Results of operations - midstream and marketing
The following table presents selected financial information regarding our midstream and marketing operating segment for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Revenues:
Natural gas sales	$825	$—	$1,641	$—
Midstream service revenues	18,104	11,138	35,738	22,405
Sales of purchased oil	42,461	42,615	89,732	74,229
Total revenues	61,390	53,753	127,111	96,634
Costs and expenses:
Midstream service expenses	11,978	6,572	22,212	13,081
Costs of purchased oil	44,020	44,012	94,276	76,958
General and administrative(1)	1,887	1,684	4,041	3,456
Depreciation and amortization(2)	2,320	2,208	4,635	4,394
Accretion of asset retirement obligations(3)	55	54	108	106
Operating income (loss)	$1,130	$(777)	$1,839	$(1,361)
Other financial information:
Income from equity method investee	$2,471	$3,696	$5,539	$5,994
Interest expense(4)	$1,421	$1,462	$2,827	$2,864
_______________________________________________________________________________

(1)
G&A expenses were allocated to the three months ended June 30, 2017 and 2016 based on the number of employees in the midstream and marketing segment as of June 30, 2017 and 2016, respectively, and were allocated to the three months ended March 31, 2017 and 2016 based on the number of employees in the midstream and marketing segment as of March 31, 2017 and 2016, respectively. Certain components of G&A expenses, primarily payroll, deferred compensation and vehicle expenses, were not allocated but were actual expenses for the segment. Land and geology expenses were not allocated to the segment.

(2)
Depreciation and amortization were actual expenses for the midstream and marketing segment with the exception of the allocation of depreciation of other fixed assets, which were allocated to the three months ended June 30, 2017 and 2016 based on the number of employees in the midstream and marketing segment as of June 30, 2017 and 2016, respectively, and were allocated to the three months ended March 31, 2017 and 2016 based on the number of employees in the midstream and marketing segment as of March 31, 2017 and 2016, respectively. Certain components of depreciation and amortization of other fixed assets, primarily vehicles, were not allocated but were actual expenses for the segment.

(3)	Accretion of asset retirement obligations were actual expenses and were not allocated.

(4)
Interest expense for the three months ended June 30, 2017 and March 31, 2017 was allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of June 30, 2017 and March 31, 2017, respectively. Interest expense for the three and six months ended June 30, 2016 was allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of June 30, 2016. Certain components of other fixed assets, primarily vehicles, were not allocated but were actual assets for the segment.

Natural gas sales. These revenues are related to our midstream and marketing segment providing our exploration and production segment with processed natural gas for use in the field. The corresponding cost component of these transactions are included in "Midstream service expenses." See Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information on our operating segments.

Midstream service revenues. Our midstream service revenues increased by $7.0 million and $13.3 million, or 63% and 60%, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. These increases are mainly due to increased volume of water services provided.
Sales of purchased oil. Sales of purchased oil increased by $15.5 million, or 21%, for the six months ended June 30, 2017 compared to the same period in 2016 due to the increases in oil prices. For these sales of purchased oil, we purchase oil from third parties in West Texas, transport it on the Bridgetex Pipeline and sell it to a third party in the Houston market. The net loss for the six months ended June 30, 2017 compared to the same period in 2016 on this transaction has increased by $1.8 million, or 67%, mainly due to the relative strengthening of the Midland market.
Midstream service expenses. Midstream service expenses increased by $5.4 million and $9.1 million, or 82% and 70%, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Midstream service expenses primarily represent costs incurred to operate and maintain our (i) oil and natural gas gathering and transportation systems and related facilities, (ii) centralized oil storage tanks, (iii) natural gas lift, rig fuel and centralized compression infrastructure and (iv) water storage, recycling and transportation facilities. These increases are due to the continued expansion of the midstream service component of our business.
Costs of purchased oil. Costs of purchased oil increased by $17.3 million, or 23%, for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to the increases in oil prices. These costs include purchasing oil from third parties and transporting it on the Bridgetex Pipeline.
Income from equity method investee. We own 49% of the ownership units of Medallion. The third-party 51% interest-holder has initiated a process to potentially sell 100% of the ownership interests in Medallion within the next 12 months. We account for this investment under the equity method of accounting with our proportionate share of net income reflected in the unaudited consolidated statements of operations as "Income from equity method investee" and the carrying amount reflected in the unaudited consolidated balance sheets as "Investment in equity method investee."
Income from equity method investee decreased by $1.2 million and $0.5 million, or 33% and 8% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The decreases are mainly due to increases in Medallion's depreciation, operating expenses and G&A expenses, partially offset by an increase in Medallion's transportation fee revenue resulting from higher throughput volumes. During the six months ended June 30, 2017, Medallion continued expansion activities on existing portions of its pipeline infrastructure in order to gather additional third-party oil production. The Medallion pipeline system transported an average of 169,105 barrels of oil per day ("BOPD") and 99,039 BOPD for the three months ended June 30, 2017 and 2016, respectively, and an average of 159,026 BOPD and 90,573 BOPD for the six months ended June 30, 2017 and 2016, respectively. See Note 2.h to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this investment.
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
A significant portion of our capital expenditures can be adjusted and managed by us. We continually monitor the capital markets and our capital structure and consider which financing alternatives, including equity and debt capital resources, joint ventures and asset sales, are available to meet our future planned or accelerated capital expenditures. We may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. Such financing alternatives, including capital market transactions and debt repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. See Notes 3 and 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our divestiture of oil and natural gas properties and debt, respectively.
The third-party 51% interest-holder has initiated a process to potentially sell 100% of the ownership interests in Medallion within the next 12 months. There can be no assurance that such potential sale will ultimately be consummated or, if consummated, the specific terms of such sale.

We continually seek to maintain a financial profile that provides operational flexibility. As of August 7, 2017, we had $885.0 million available for borrowings under our Senior Secured Credit Facility. We believe that our operating cash flow and the aforementioned liquidity sources provide us with the financial resources to implement our planned exploration and development activities. We use derivatives to reduce exposure to fluctuations in the prices of oil, NGL and natural gas.
See Note 7.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding our derivative settlement indices and our open hedge positions as of June 30, 2017. As of August 7, 2017, we have not entered into additional hedges subsequent to June 30, 2017.
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
In January 2017, we completed the sale of 2,900 net acres and working interests in 16 producing vertical wells in the Midland Basin to a third-party buyer for a purchase price of $59.7 million. After transaction costs reflecting an economic effective date of October 1, 2016, the proceeds were $59.5 million, net of working capital and post-closing adjustments. We completed the closing adjustments for this divestiture in May 2017. A portion of these proceeds were used to pay down borrowings on our Senior Secured Credit Facility. The purchase price was recorded as an adjustment to oil and natural gas properties pursuant to the rules governing full cost accounting.
Cash flows
Our cash flows for the periods presented are summarized in the table below:

	Six months ended June 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$156,901	$138,631
Net cash used in investing activities	(177,578)	(243,630)
Net cash provided by financing activities	23,029	93,154
Net increase (decrease) in cash and cash equivalents	$2,352	$(11,845)
Cash flows from operating activities
Net cash provided by operating activities increased $18.3 million during the six months ended June 30, 2017 compared to the same period in 2016 mainly due to the price-related increase in oil, NGL and natural gas revenues; however, notable cash changes included (i) a decrease of $95.8 million in cash settlements received for matured and early terminations of derivatives, net of premiums paid, (ii) a cash outflow of $6.4 million related to the settlement of our last tranche of performance unit awards in first-quarter 2016 with no comparable amount incurred in the first or second quarter of 2017 and (iii) a decrease in working capital outflows of $1.3 million.
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
Cash flows from investing activities
Net cash used in investing activities decreased $66.1 million during the six months ended June 30, 2017 compared to the same period in 2016 and is mainly attributable to (i) proceeds we received from a 2017 divestiture of oil and natural gas properties and (ii) a decrease in contributions made to Medallion partially offset by an increase in capital expenditures of oil and natural gas properties. See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of the divestiture.

Our net cash used in investing activities for the periods presented is summarized in the table below:

	Six months ended June 30,
(in thousands)	2017	2016
Capital expenditures:
Oil and natural gas properties	$(232,219)	$(197,042)
Midstream service assets	(6,117)	(3,425)
Other fixed assets	(2,683)	(832)
Investment in equity method investee	—	(42,681)
Proceeds from dispositions of capital assets, net of selling costs	63,441	350
Net cash used in investing activities	$(177,578)	$(243,630)
Capital expenditure budget
Our board of directors approved a capital budget of approximately $530.0 million for calendar year 2017, excluding acquisitions and investments in Medallion. If upward pressure in service costs is sustained throughout the remainder of the year, an increase of 5% to 10% to our calendar year 2017 capital budget could result. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. In addition, as a 49% owner of Medallion, we do not direct the expansion activities of this entity and therefore cannot predict future capital commitments related to Medallion.
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
Cash flows from financing activities
For the six months ended June 30, 2017, our net cash provided by financing activities was the result of borrowings on our Senior Secured Credit Facility partially offset by (i) payments on our Senior Secured Credit Facility, (ii) the purchase of treasury stock to satisfy employees' tax withholding upon vesting of their stock-based compensation awards and (iii) payments for debt issuance costs as a result of entering into the Fifth Amended and Restated Credit Agreement to our Senior Secured Credit Facility. The aforementioned increase in the purchase of treasury stock is mainly due to the increase of our stock price at the restricted stock awards' vest dates, which is utilized to determine the taxable compensation, compared to our stock price at the restricted stock awards' grant dates, which is utilized to determine the number of shares of restricted stock awards to be granted. For the six months ended June 30, 2016, our primary sources of cash provided by financing activities were borrowings on our Senior Secured Credit Facility and proceeds from our May 2016 Equity Offering, partially offset by payments on our Senior Secured Credit Facility.
Our net cash provided by financing activities for the periods presented is summarized in the table below:

	Six months ended June 30,
(in thousands)	2017	2016
Borrowings on Senior Secured Credit Facility	$90,000	$120,000
Payments on Senior Secured Credit Facility	(55,000)	(144,682)
Proceeds from issuance of common stock, net of offering costs	—	119,310
Purchase of treasury stock	(7,597)	(1,541)
Proceeds from exercise of employee stock options	358	67
Payments for debt issuance costs	(4,732)	—
Net cash provided by financing activities	$23,029	$93,154

Debt
As of June 30, 2017, we were a party only to our Senior Secured Credit Facility and the indentures governing our senior unsecured notes.
As of June 30, 2017, we had $1.4 billion in debt outstanding, $895.0 million available for borrowings under our Senior Secured Credit Facility and $35.0 million in cash on hand for total available liquidity of $930.0 million.
As of August 7, 2017, we had $1.4 billion in debt outstanding, $885.0 million available for borrowings under our Senior Secured Credit Facility and $12.0 million in cash on hand for total available liquidity of $897.0 million.
Senior Secured Credit Facility. As of June 30, 2017, our Senior Secured Credit Facility had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment each of $1.0 billion and $105.0 million outstanding.
The borrowing base under our Senior Secured Credit Facility is subject to a semi-annual redetermination based on the lenders' evaluation of our oil, NGL and natural gas reserves. The lenders have the right to call for an interim redetermination of the borrowing base once between any two redetermination dates and in other specified circumstances. The maturity date of the Senior Secured Credit Facility is May 2, 2022, provided that if either of the January 2022 Notes or May 2022 Notes have not been redeemed or refinanced on or prior to the applicable Early Maturity Date, the Senior Secured Credit Facility will mature on such Early Maturity Date.
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
Our Senior Secured Credit Facility is secured by a first-priority lien on certain of our assets, including oil and natural gas properties constituting at least 85% of the present value of our proved reserves owned now or in the future. Our Senior Secured Credit Facility contains both financial and non-financial covenants. We were in compliance with these covenants as of June 30, 2017.
Senior unsecured notes. The following table presents principal amounts and applicable interest rates for our outstanding senior unsecured notes as of June 30, 2017:

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

Obligations and commitments
As of June 30, 2017, our contractual obligations included our March 2023 Notes, January 2022 Notes, May 2022 Notes, Senior Secured Credit Facility, drilling contract commitments, firm sale and transportation commitments, derivative deferred premiums, asset retirement obligations and office and equipment leases. From December 31, 2016 to June 30, 2017, the material changes in our contractual obligations included (i) a decrease of $59.2 million in our firm sale and transportation commitments, (ii) a decrease of $42.0 million on our interest obligations for our senior unsecured notes as semi-annual interest payments were made in January, March and May of 2017, (iii) an increase of $35.0 million outstanding on our Senior Secured Credit Facility, (iv) a decrease of $5.6 million for drilling contract commitments (on contracts other than those on a well-by-well basis) and (v) an increase of $3.7 million in deferred premiums mainly due to new derivative contracts.
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
Adjusted EBITDA is a non-GAAP financial measure that we define as net income or loss plus adjustments for deferred income tax expense or benefit, depletion, depreciation and amortization, impairment expense, non-cash stock-based compensation, net of amounts capitalized, accretion expense, mark-to-market on derivatives, cash premiums paid for derivatives, interest expense, write-off of debt issuance costs, gains or losses on disposal of assets, income or loss from equity method investee, proportionate Adjusted EBITDA of equity method investee and other non-recurring income and expenses. Adjusted EBITDA provides no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, working capital movement or tax position. Adjusted EBITDA does not represent funds available for discretionary use because those funds are required for debt service, capital expenditures and working capital, income taxes, franchise taxes and other commitments and obligations. However, our management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure:

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

The following presents a reconciliation of net income (loss) (GAAP) to Adjusted EBITDA (non-GAAP):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Net income (loss)	$61,110	$(71,432)	$129,386	$(251,803)
Plus:
Depletion, depreciation and amortization	38,003	34,177	72,115	75,655
Impairment expense	—	963	—	162,027
Non-cash stock-based compensation, net of amounts capitalized	8,687	6,073	17,911	9,911
Accretion expense	943	860	1,871	1,704
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(28,897)	68,518	(65,568)	50,633
Cash settlements received for matured derivatives, net	13,705	47,382	21,156	113,319
Cash settlements received for early terminations of derivatives, net	4,234	—	4,234	80,000
Cash premiums paid for derivatives	(9,987)	(2,413)	(12,094)	(84,263)
Interest expense	23,173	23,512	45,893	47,217
Write-off of debt issuance costs	—	842	—	842
(Gain) loss on disposal of assets, net	(805)	141	(591)	301
Income from equity method investee	(2,471)	(3,696)	(5,539)	(5,994)
Proportionate Adjusted EBITDA of equity method investee(1)	6,601	5,103	12,966	8,787
Adjusted EBITDA	$114,296	$110,030	$221,740	$208,336
_______________________________________________________________________________

(1)	Proportionate Adjusted EBITDA of Medallion, our equity method investee, is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Income from equity method investee	$2,471	$3,696	$5,539	$5,994
Adjusted for proportionate share of:
Depreciation and amortization	4,130	1,407	7,427	2,793
Proportionate Adjusted EBITDA of equity method investee	$6,601	$5,103	$12,966	$8,787

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
In management's opinion, the more significant reporting areas impacted by our judgments and estimates are (i) the choice of accounting method for oil and natural gas activities, (ii) estimation of oil, NGL and natural gas reserve quantities and standardized measure of future net revenues, (iii) impairment of oil and natural gas properties, (iv) revenue recognition, (v) estimation of income taxes, (vi) asset retirement obligations, (vii) valuation of derivatives and deferred premiums, (viii) valuation of stock-based compensation, (ix) fair value of assets acquired and liabilities assumed in an acquisition and (x) estimates of contingent liabilities. Management's judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from these estimates as additional information becomes known.
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2017. For our other critical accounting policies and procedures, please see our disclosure of critical accounting policies in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2016 Annual Report. Additionally, see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for a discussion of additional accounting policies and estimates made by management.
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
Commodity price exposure
Due to the inherent volatility in oil, NGL and natural gas prices, we use derivatives, such as puts, swaps, collars and call spreads to hedge price risk associated with a significant portion of our anticipated production. By removing a portion of the price volatility associated with future production, we expect to reduce, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices. We have not elected hedge accounting on these derivatives and, therefore, the gains and losses on open positions are reflected in earnings. At each period end, we estimate the fair values of our derivatives using an independent third-party valuation and recognize the associated gain or loss in our unaudited consolidated statements of operations included elsewhere in this Quarterly Report.
The fair values of our derivatives are largely determined by estimates of the forward curves of the relevant price indices. As of June 30, 2017, a 10% change in the forward curves associated with our derivatives would have changed our net positions to the following amounts:

(in thousands)	10% Increase	10% Decrease
Derivatives	$17,930	$94,646
As of June 30, 2017 and December 31, 2016, the net fair values of our open derivative contracts were $55.1 million and $3.0 million, respectively. Refer to Notes 2.e, 7 and 8.a of our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional disclosures regarding our derivatives.
Interest rate risk
The expected maturity years, carrying amounts and fixed interest rates on our long-term debt as of June 30, 2017 and the Senior Secured Credit Facility's average floating interest rate for the six months ended June 30, 2017 were as follows:

	Expected maturity year
(in millions except for interest rates)	2022	2023
Senior Secured Credit Facility - floating rate	$105.0	$—
Average interest rate	2.614%	—%
January 2022 Notes - fixed rate	$450.0	$—
Interest rate	5.625%	—%
May 2022 Notes - fixed rate	$500.0	$—
Interest rate	7.375%	—%
March 2023 Notes - fixed rate	$—	$350.0
Interest rate	—%	6.250%
Counterparty and customer credit risk
As of June 30, 2017, our principal exposures to credit risk were through receivables of (i) $55.8 million from the fair values of our open derivative contracts, (ii) $45.5 million from sales of our oil, NGL and natural gas production that we market to energy marketing companies and refineries, (iii) $11.5 million from sales of purchased oil and other products, (iv) $9.0 million from joint-interest partners and (v) $6.0 million from matured derivatives.
We are subject to credit risk due to the concentration of (i) our oil, NGL and natural gas receivables with several significant customers and (ii) our purchased oil receivable with one customer. On occasion we require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
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

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Laredo's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were effective as of June 30, 2017. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Laredo's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings

From time to time we are subject to various legal proceedings arising in the ordinary course of business, including proceedings for which we may not have insurance coverage. While many of these matters involve inherent uncertainty, except with regard to the specific litigation noted below, as of the date hereof, we do not currently believe that any such legal proceedings will have a material adverse effect on our business, financial position, results of operations or liquidity.

On May 3, 2017, Shell Trading (US) Company ("Shell") filed an Original Petition and Request for Disclosure in the District Court of Harris County, Texas, alleging that the crude oil purchase agreement entered into between Shell and Laredo effective October 1, 2016 does not reflect the compensation for Shell that Shell believes was previously agreed to by the parties due to a drafting mistake. Shell seeks reformation of one clause of the crude oil purchase agreement on the grounds of alleged mutual mistake or, in the alternative, unilateral mistake; an award of the amounts Shell alleges it should have been or should be paid under the agreement; court costs and attorneys’ fees. We do not believe there was a drafting mistake made in the crude oil purchase agreement. We believe we have substantive defenses and intend to vigorously defend our position. We are unable to determine the outcome or estimate our ultimate exposure, if any, to this litigation at this time.

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
Item 2.    Repurchase of Equity Securities

Period	Total number of shares withheld(1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
April 1, 2017 - April 30, 2017	3,138	$14.57	—	—
May 1, 2017 - May 31, 2017	3,107	$12.09	—	—
June 1, 2017 - June 30, 2017	1,086	$11.91	—	—
Total	7,331
______________________________________________________________________________

(1)	Represents shares that were withheld by us to satisfy employee tax withholding obligations that arose upon the lapse of restrictions on restricted stock awards.
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
We understand that one or more SEC-reporting affiliates of SAMIH intends to disclose in its next annual or quarterly SEC report that:
(a) Santander UK plc ("Santander UK") holds two savings accounts and one current account for two customers resident in the United Kingdom ("UK") who are currently designated by the US under the Specially Designated Global Terrorist ("SDGT") sanctions program. Revenues and profits generated by Santander UK on these accounts in the six months ended June 30, 2017 were negligible relative to the overall revenues and profits of Banco Santander SA.
(b) Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the six months ended June 30, 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the six months ended June 30, 2017.

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
10.1
Fifth Amended and Restated Credit Agreement, dated as of May 2, 2017, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, National Association as administrative agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 of Laredo's Quarterly Report on Form 10-Q (File No. 001-35380) filed on May 4, 2017).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
______________________________________________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAREDO PETROLEUM, INC.

Date: August 8, 2017	By:	/s/ Randy A. Foutch
Randy A. Foutch
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 8, 2017	By:	/s/ Richard C. Buterbaugh
Richard C. Buterbaugh
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: August 8, 2017	By:	/s/ Michael T. Beyer
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
10.1
Fifth Amended and Restated Credit Agreement, dated as of May 2, 2017, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, National Association as administrative agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 of Laredo's Quarterly Report on Form 10-Q (File No. 001-35380) filed on May 4, 2017).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
______________________________________________________________________________
*    Filed herewith.
**    Furnished herewith.