Form 10-Q
period 2017-09-30
Laredo Petroleum, Inc.
filed 2017-11-02
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017
 or
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of October 30, 2017: 242,512,535

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

•
the instability and uncertainty in the United States and international financial and consumer markets that could adversely affect the liquidity available to us and our customers and the demand for commodities, including oil, NGL and natural gas;

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

•	regulations that prohibit or restrict our ability to apply hydraulic fracturing to our oil and natural gas wells and to access and dispose of water used in these operations;

•	legislation or regulations that prohibit or restrict our ability to drill new allocation wells;

•	our ability to execute our strategies;

•	competition in the oil and natural gas industry;

•	the adverse outcome and impact of litigation, legal proceedings, investigations or insurance or other claims, including the adverse outcome and impact of pending or protracted litigation;

•	changes in the regulatory environment and changes in United States or international legal, political, administrative or economic conditions;

•	drilling and operating risks, including risks related to hydraulic fracturing activities;

•	risks related to the geographic concentration of our assets;

•	the availability and increased costs of drilling and production equipment, labor and oil and natural gas processing and other services in the Permian Basin;

•	the availability of sufficient pipeline and transportation facilities and gathering and processing capacity;

•
our ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to our financial results and to successfully integrate acquired businesses, assets and properties;

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

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$20,818	$32,672
Accounts receivable, net	89,840	86,867
Derivatives	15,611	20,947
Other current assets	16,196	14,291
Total current assets	142,465	154,777
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	5,863,536	5,488,756
Unevaluated properties not being depleted	211,720	221,281
Less accumulated depletion and impairment	(4,616,246)	(4,514,183)
Oil and natural gas properties, net	1,459,010	1,195,854
Midstream service assets, net	130,407	126,240
Other fixed assets, net	41,902	44,773
Property and equipment, net	1,631,319	1,366,867
Derivatives	4,345	8,718
Investment in equity method investee (Note 16.a)	276,435	243,953
Other assets, net	11,762	8,031
Total assets	$2,066,326	$1,782,346
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$22,795	$15,054
Undistributed revenue and royalties	33,222	26,838
Accrued capital expenditures	70,001	30,845
Derivatives	4,170	20,993
Other current liabilities	93,072	94,215
Total current liabilities	223,260	187,945
Long-term debt, net	1,440,968	1,353,909
Derivatives	362	5,694
Asset retirement obligations	52,181	50,604
Other noncurrent liabilities	3,330	3,621
Total liabilities	1,720,101	1,601,773
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized and 242,526,932 and 241,929,070 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2,425	2,419
Additional paid-in capital	2,421,469	2,396,236
Accumulated deficit	(2,077,669)	(2,218,082)
Total stockholders' equity	346,225	180,573
Total liabilities and stockholders' equity	$2,066,326	$1,782,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Oil, NGL and natural gas sales	$157,558	$114,805	$438,131	$290,473
Midstream service revenues	2,446	2,488	8,148	5,921
Sales of purchased oil	45,814	42,441	135,546	116,670
Total revenues	205,818	159,734	581,825	413,064
Costs and expenses:
Lease operating expenses	19,594	18,177	56,690	57,920
Production and ad valorem taxes	9,558	7,066	26,811	21,483
Midstream service expenses	1,174	1,039	2,986	2,826
Costs of purchased oil	47,385	44,232	141,661	121,190
General and administrative	25,000	26,105	72,605	66,058
Depletion, depreciation and amortization	41,212	35,158	113,327	110,813
Impairment expense	—	—	—	162,027
Other operating expenses	1,443	2,465	3,906	4,169
Total costs and expenses	145,366	134,242	417,986	546,486
Operating income (loss)	60,452	25,492	163,839	(133,422)
Non-operating income (expense):
Gain (loss) on derivatives, net	(27,441)	6,850	38,127	(43,783)
Income from equity method investee (Note 16.a)	2,371	265	7,910	6,259
Interest expense	(23,697)	(23,077)	(69,590)	(70,294)
Interest and other income	333	33	527	143
Write-off of debt issuance costs	—	—	—	(842)
Loss on disposal of assets, net	(991)	(78)	(400)	(379)
Non-operating expense, net	(49,425)	(16,007)	(23,426)	(108,896)
Income (loss) before income taxes	11,027	9,485	140,413	(242,318)
Income tax:
Deferred	—	—	—	—
Total income tax	—	—	—	—
Net income (loss)	$11,027	$9,485	$140,413	$(242,318)
Net income (loss) per common share:
Basic	$0.05	$0.04	$0.59	$(1.09)
Diluted	$0.05	$0.04	$0.57	$(1.09)
Weighted-average common shares outstanding:
Basic	239,306	234,639	239,017	221,303
Diluted	244,887	238,108	244,693	221,303

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statement of stockholders' equity
(in thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2016	241,929	$2,419	$2,396,236	—	$—	$(2,218,082)	$180,573
Restricted stock awards	1,213	12	(12)	—	—	—	—
Restricted stock forfeitures	(264)	(3)	3	—	—	—	—
Performance share conversion	150	2	(2)	—	—	—	—
Vested stock exchanged for tax withholding	—	—	—	545	(7,638)	—	(7,638)
Retirement of treasury stock	(545)	(5)	(7,633)	(545)	7,638	—	—
Exercise of stock options	44	—	358	—	—	—	358
Stock-based compensation	—	—	32,519	—	—	—	32,519
Net income	—	—	—	—	—	140,413	140,413
Balance, September 30, 2017	242,527	$2,425	$2,421,469	—	$—	$(2,077,669)	$346,225

The accompanying notes are an integral part of this unaudited consolidated financial statement.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$140,413	$(242,318)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	113,327	110,813
Impairment expense	—	162,027
Non-cash stock-based compensation, net of amounts capitalized	26,877	19,562
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(38,127)	43,783
Cash settlements received for matured derivatives, net	34,791	157,626
Cash settlements received for early terminations of derivatives, net	4,234	80,000
Change in net present value of derivative deferred premiums	199	184
Cash premiums paid for derivatives	(13,542)	(86,972)
Amortization of debt issuance costs	3,132	3,231
Write-off of debt issuance costs	—	842
Income from equity method investee (Note 16.a)	(7,910)	(6,259)
Cash settlement of performance unit awards	—	(6,394)
Other, net	3,445	2,973
(Increase) decrease in accounts receivable	(2,973)	6,476
Increase in other assets	(3,220)	(594)
Increase in accounts payable	7,741	5,852
Increase (decrease) in undistributed revenues and royalties	6,384	(9,866)
(Decrease) increase in other accrued liabilities	(2,430)	4,785
Decrease in other noncurrent liabilities	(290)	(297)
Net cash provided by operating activities	272,051	245,454
Cash flows from investing activities:
Capital expenditures:
Acquisitions of oil and natural gas properties	—	(115,600)
Oil and natural gas properties	(381,165)	(276,735)
Midstream service assets	(11,680)	(4,231)
Other fixed assets	(3,604)	(982)
Investment in equity method investee (Note 16.a)	(24,572)	(58,712)
Proceeds from dispositions of capital assets, net of selling costs	64,128	365
Net cash used in investing activities	(356,893)	(455,895)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	155,000	214,682
Payments on Senior Secured Credit Facility	(70,000)	(279,682)
Proceeds from issuance of common stock, net of offering costs	—	276,052
Purchase of treasury stock	(7,638)	(1,613)
Proceeds from exercise of stock options	358	208
Payments for debt issuance costs	(4,732)	—
Net cash provided by financing activities	72,988	209,647
Net decrease in cash and cash equivalents	(11,854)	(794)
Cash and cash equivalents, beginning of period	32,672	31,154
Cash and cash equivalents, end of period	$20,818	$30,360

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Laredo Petroleum, Inc.
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
As of September 30, 2017, LMS held 49% of the ownership units of Medallion Gathering & Processing, LLC, a Texas limited liability company formed on October 12, 2012, which, together with its wholly-owned subsidiaries (collectively, "Medallion"), is focused on developing midstream solutions and providing midstream infrastructure in the Midland Basin. Prior to the sale of Medallion, the Company accounted for Medallion as an equity method investment. See Note 16.a for discussion of the disposition of Medallion subsequent to September 30, 2017.
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
The accompanying consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2016 is derived from audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of September 30, 2017, results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016.
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
c.    Reclassifications
Certain amounts in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 2017 presentation. These reclassifications had no impact on previously reported balance sheets or stockholders' equity.
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

Accounts receivable consisted of the following components as of the dates presented:

(in thousands)	September 30, 2017	December 31, 2016
Oil, NGL and natural gas sales	$62,055	$46,999
Sales of purchased oil and other products	15,624	16,213
Joint operations, net(1)	8,736	12,175
Matured derivatives	3,345	11,059
Other	80	421
Total	$89,840	$86,867
______________________________________________________________________________

(1)
Accounts receivable for joint operations are presented net of an allowance for doubtful accounts of $0.1 million and $0.2 million as of September 30, 2017 and December 31, 2016, respectively. As the operator of the majority of its wells, the Company has the ability to realize some or all of these receivables through the netting of production revenues.

e.    Derivatives
The Company uses derivatives to reduce exposure to fluctuations in the prices of oil, NGL and natural gas. By removing a significant portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices. These transactions are in the form of puts, swaps, collars, basis swaps and call spreads.
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
Condensed notes to the consolidated financial statements
(Unaudited)

f.    Other current assets and liabilities
Other current assets consisted of the following components as of the dates presented:

(in thousands)	September 30, 2017	December 31, 2016
Inventory(1)	$8,623	$8,063
Prepaid expenses and other	7,573	6,228
Total other current assets	$16,196	$14,291
______________________________________________________________________________

(1)	See Note 2.i for discussion of inventory held by the Company.
Other current liabilities consisted of the following components as of the dates presented:

(in thousands)	September 30, 2017	December 31, 2016
Accrued interest payable	$21,832	$24,152
Accrued compensation and benefits	16,498	25,947
Purchased oil payable	16,070	17,213
Lease operating expense payable	11,442	10,572
Other accrued liabilities	27,230	16,331
Total other current liabilities	$93,072	$94,215
g.    Property and equipment
The following table sets forth the Company's property and equipment as of the dates presented:

(in thousands)	September 30, 2017	December 31, 2016
Evaluated oil and natural gas properties	$5,863,536	$5,488,756
Less accumulated depletion and impairment	(4,616,246)	(4,514,183)
Evaluated oil and natural gas properties, net	1,247,290	974,573

Unevaluated properties not being depleted	211,720	221,281

Midstream service assets	161,144	150,629
Less accumulated depreciation and impairment	(30,737)	(24,389)
Midstream service assets, net	130,407	126,240

Depreciable other fixed assets	50,767	52,491
Less accumulated depreciation and amortization	(23,779)	(22,632)
Depreciable other fixed assets, net	26,988	29,859

Land	14,914	14,914

Total property and equipment, net	$1,631,319	$1,366,867
For the three months ended September 30, 2017 and 2016, depletion expense was $6.80 per barrel of oil equivalent ("BOE") sold and $6.71 per BOE sold, respectively. For the nine months ended September 30, 2017 and 2016, depletion expense was $6.57 per BOE sold and $7.55 per BOE sold, respectively.
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
The following table presents capitalized employee-related costs for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Capitalized employee-related costs	$6,938	$6,149	$17,911	$12,598
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
Full cost ceiling impairment expense for the nine months ended September 30, 2016 was $161.1 million and is included in the "Impairment expense" line item in the unaudited consolidated statements of operations and in the financial information provided for the Company's exploration and production segment presented in Note 13. There was no full cost ceiling impairment expense recorded during the nine months ended September 30, 2017.
h.    Variable interest entity
Medallion was established for the purpose of developing midstream solutions and providing midstream infrastructure to bring oil to market in the Midland Basin. As of September 30, 2017, LMS held 49% of Medallion's ownership units. LMS and the third-party 51% interest-holder agreed that the voting rights of Medallion, the profit and loss sharing and the additional capital contribution requirements would be equal to the ownership unit percentage held. Additionally, Medallion required a super-majority vote of 75% for many key operating and business decisions. The Company has determined that Medallion is a variable interest entity ("VIE"). However, LMS was not considered to be the primary beneficiary of the VIE because LMS did not have the power to direct the activities that most significantly affected Medallion's economic performance. As such, prior to its sale, Medallion was accounted for under the equity method of accounting. The Company's proportionate share of Medallion's net income is reflected in the unaudited consolidated statements of operations as "Income from equity method investee" and the carrying amount is reflected in the unaudited consolidated balance sheets as "Investment in equity method investee." The Company has elected to classify distributions received from Medallion using the cumulative earnings approach. No such distributions have been received through September 30, 2017.
LMS contributed $24.6 million to Medallion during the three and nine months ended September 30, 2017. LMS contributed $16.0 million and $58.7 million to Medallion during the three and nine months ended September 30, 2016, respectively. Medallion continued expansion activities on existing portions of its pipeline infrastructure in order to gather and transport additional third-party oil production during each of the nine months ended September 30, 2017 and 2016. See Note 12.a for discussion of items included in the Company's unaudited consolidated financial statements related to Medallion. See Note 16.a for discussion regarding an additional contribution made to Medallion subsequent to September 30, 2017.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

On October 30, 2017, LMS, together with the third-party 51% interest holder, completed the previously announced sale of 100% of the ownership interests in Medallion (the "Medallion Sale"). LMS has a Transportation Services Agreement (the "TA") with a wholly-owned subsidiary of Medallion, under which LMS receives firm transportation of the Company's crude oil production from Reagan and Glasscock County, Texas to Colorado City, Texas that continues to be in effect after the Medallion Sale. Historically, the Company's crude oil purchasers have fulfilled the commitment by transporting crude oil, purchased from the Company, under the TA, as agent. As of September 30, 2017, the Company's maximum exposure to loss associated with future commitments under the TA is $146.2 million that is not recorded in the Company's unaudited consolidated balance sheets. As a result of the Company's continuing involvement with Medallion due to the TA surviving the closing of the Medallion Sale, the Company will record a deferred gain in the amount of its maximum exposure to loss as of October 30, 2017 during the fourth quarter of 2017. This deferred gain will be amortized over the TA's firm commitment transportation term through 2024. See Note 16.a for additional discussion of the Medallion Sale subsequent to September 30, 2017.
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
There were no long-lived asset impairments recorded during the nine months ended September 30, 2017 or 2016. Inventory impairments of $1.0 million were recorded for the nine months ended September 30, 2016. There were no inventory impairments recorded during the nine months ended September 30, 2017.
j.    Debt issuance costs
Debt issuance fees, which are recorded at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the effective interest and straight-line methods. The Company capitalized $4.7 million of debt issuance costs during the nine months ended September 30, 2017 as a result of entering into the Fifth Amended and Restated Credit Agreement (as amended, the "Senior Secured Credit Facility"). No debt issuance costs were capitalized during the nine months ended September 30, 2016. The Company had total debt issuance costs of $20.4 million and $18.8 million, net of accumulated amortization of $24.4 million and $21.3 million, as of September 30, 2017 and December 31, 2016, respectively.
No debt issuance costs were written off during the nine months ended September 30, 2017. The Company wrote-off $0.8 million of debt issuance costs during the nine months ended September 30, 2016 as a result of changes in the borrowing base and aggregate elected commitment of the Senior Secured Credit Facility, which is included in the unaudited consolidated statements of operations in the "Write-off of debt issuance costs" line item. Debt issuance costs related to the Company's senior unsecured notes are presented in "Long-term debt, net" on the Company's unaudited consolidated balance sheets. Debt issuance costs related to the Senior Secured Credit Facility are presented in "Other assets, net" on the Company's unaudited consolidated balance sheets. See Note 4.f for additional discussion of debt issuance costs.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Future amortization expense of debt issuance costs as of September 30, 2017 for the periods presented is as follows:

(in thousands)	September 30, 2017
Remaining 2017	$1,044
2018	4,223
2019	4,308
2020	4,396
2021	4,493
Thereafter	1,947
Total	$20,411
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
The following reconciles the Company's asset retirement obligation liability for the periods presented:

(in thousands)	Nine months ended September 30, 2017	Year ended December 31, 2016
Liability at beginning of period	$52,207	$46,306
Liabilities added due to acquisitions, drilling, midstream service asset construction and other	492	1,528
Accretion expense	2,822	3,483
Liabilities settled upon plugging and abandonment	(357)	(1,242)
Liabilities removed due to sale of property	(871)	—
Revision of estimates	178	2,132
Liability at end of period	$54,471	$52,207
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
o.    July 2016 and May 2016 Equity Offerings
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
On May 16, 2016, the Company completed the sale of 10,925,000 shares of Laredo's common stock (the "May 2016 Equity Offering") for net proceeds of $119.3 million, after underwriting discounts, commissions and offering expenses. There were no comparative offerings of Laredo's stock during the nine months ended September 30, 2017.
p.    Environmental
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed in the period incurred. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Management believes no materially significant liabilities of this nature existed as of September 30, 2017 or December 31, 2016.
q.    Non-cash investing and supplemental cash flow information
The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Nine months ended September 30,
(in thousands)	2017	2016
Non-cash investing information:
Change in accrued capital expenditures	$39,156	$(24,963)
Change in accrued capital contribution to equity method investee(1)	$—	$(27,583)
Capitalized asset retirement cost	$670	$1,669
Supplemental cash flow information:
Capitalized interest	$756	$199
______________________________________________________________________________

(1)	See Notes 2.h , 12.a and 16.a for additional discussion of the Company's equity method investee.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 3—Divestiture and acquisitions
a. 2017 Divestiture of evaluated and unevaluated oil and natural gas properties
In January 2017, the Company completed the sale of 2,900 net acres and working interests in 16 producing vertical wells in the Midland Basin to a third-party buyer for a purchase price of $59.7 million. After transaction costs reflecting an economic effective date of October 1, 2016, the proceeds were $59.5 million, net of working capital and post-closing adjustments. The Company completed the closing adjustments for this divestiture in May 2017. A portion of these proceeds was used to pay down borrowings on the Senior Secured Credit Facility. The purchase price was recorded as an adjustment to oil and natural gas properties pursuant to the rules governing full cost accounting.
Effective at closing, the operations and cash flows of these properties were eliminated from the ongoing operations of the Company, and the Company has no continuing involvement in the properties. This divestiture does not represent a strategic shift and will not have a major effect on the Company's operations or financial results.
b. 2016 Acquisitions of evaluated and unevaluated oil and natural gas properties
The Company accounts for acquisitions of evaluated and unevaluated oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred.
The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of evaluated and unevaluated oil and natural gas properties. The fair value of these properties are measured using a discounted cash flow model that converts future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) forecasted oil, NGL and natural gas reserve quantities; (ii) future commodity strip prices as of the closing dates adjusted for transportation and regional price differentials; (iii) forecasted ad valorem taxes, production taxes, income taxes, general and administrative expenses, operating expenses and development costs; and (iv) a peer group weighted-average cost of capital rate subject to additional project-specific risk factors. To compensate for the inherent risk of estimating the value of the unevaluated properties, the discounted future net revenues of proved undeveloped and probable reserves are reduced by additional reserve adjustment factors. These assumptions represent Level 3 inputs under the fair value hierarchy, as described in Note 8.
During the three months ended September 30, 2016, the Company entered into an agreement to acquire 9,200 net acres of additional leasehold interests and working interests in 81 producing vertical wells in western Glasscock and Reagan counties (which included production of 300 net barrels of oil equivalent per day ("BOE/D")) within the Company's core development area for an aggregate purchase price of $125.0 million subject to customary closing adjustments. On July 13 and August 24, 2016, the Company closed on portions of this agreement for $94.4 million and $21.2 million, respectively. The final closing under this agreement occurred in the fourth quarter of 2016 and related to certain remaining interests that were subject to preferential purchase rights that were satisfied subsequent to September 30, 2016.
The following table reflects an aggregate of the final estimate of the fair values of the assets and liabilities acquired during the three months ended September 30, 2016:

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
Condensed notes to the consolidated financial statements
(Unaudited)

c. Exchange of unevaluated oil and natural gas properties
From time to time, the Company exchanges undeveloped acreage with third parties, with no gain or loss recognized pursuant to the rules governing full cost accounting.
Note 4—Debt
a.   March 2023 Notes
On March 18, 2015, the Company completed an offering of $350.0 million in aggregate principal amount of 6 1/4% senior unsecured notes due 2023 (the "March 2023 Notes"). The March 2023 Notes will mature on March 15, 2023 and bear an interest rate of 6 1/4% per annum, payable semi-annually, in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2015. The March 2023 Notes are fully and unconditionally guaranteed on a senior unsecured basis by LMS, GCM and certain of the Company's future restricted subsidiaries, subject to certain automatic customary releases, including the sale, disposition or transfer of all of the capital stock or of all or substantially all of the assets of a subsidiary guarantor to one or more persons that are not the Company or a restricted subsidiary, exercise of legal defeasance or covenant defeasance options or satisfaction and discharge of the applicable indenture, designation of a subsidiary guarantor as a non-guarantor restricted subsidiary or as an unrestricted subsidiary in accordance with the applicable indenture, release from guarantee under the Senior Secured Credit Facility, or liquidation or dissolution (collectively, the "Releases"). The March 2023 Notes are callable by the Company beginning March 15, 2018 at a price of 104.688% of face value with call premiums declining annually to 100% of face value on March 15, 2021 and thereafter.
b.    January 2022 Notes
On January 23, 2014, the Company completed an offering of $450.0 million in aggregate principal amount of 5 5/8% senior unsecured notes due 2022 (the "January 2022 Notes"). The January 2022 Notes will mature on January 15, 2022 and bear an interest rate of 5 5/8% per annum, payable semi-annually, in cash in arrears on January 15 and July 15 of each year, commencing July 15, 2014. The January 2022 Notes are fully and unconditionally guaranteed on a senior unsecured basis by LMS, GCM and certain of the Company's future restricted subsidiaries, subject to certain Releases. The January 2022 Notes became callable by the Company on January 15, 2017 at a price of 104.219% of face value with call premiums declining annually to 100% of face value on January 15, 2020 and thereafter.
c.    May 2022 Notes
On April 27, 2012, the Company completed an offering of $500.0 million in aggregate principal amount of 7 3/8% senior unsecured notes due 2022 (the "May 2022 Notes"). The May 2022 Notes will mature on May 1, 2022 and bear an interest rate of 7 3/8% per annum, payable semi-annually, in cash in arrears on May 1 and November 1 of each year, commencing November 1, 2012. The May 2022 Notes are fully and unconditionally guaranteed on a senior unsecured basis by LMS, GCM and certain of the Company's future restricted subsidiaries, subject to certain Releases. The May 2022 Notes became callable by the Company on May 1, 2017 at a price of 103.688% of face value with call premiums declining annually to 100% of face value on May 1, 2020 and thereafter.
See Note 16.c for discussion regarding the commencement of a redemption of the outstanding $500.0 million in aggregate principal amount of the May 2022 Notes subsequent to September 30, 2017.
d.    Senior Secured Credit Facility
As of September 30, 2017, the Senior Secured Credit Facility had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment each of $1.0 billion with $155.0 million outstanding and was subject to an interest rate of 3.25%. The Senior Secured Credit Facility has a maturity date of May 2, 2022, provided that if either the January 2022 Notes or May 2022 Notes have not been redeemed or refinanced on or prior to the date 90 days before their respective stated maturity dates (as applicable, the "Early Maturity Date"), the Senior Secured Credit Facility will mature on such Early Maturity Date. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with as of September 30, 2017. Laredo is required to pay an annual commitment fee on the unused portion of the financial institutions' commitment of 0.375% to 0.5%, based on the ratio of outstanding revolving credit to the total commitment under the Senior Secured Credit Facility. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $20.0 million. No letters of credit were outstanding as of September 30, 2017 or 2016. See Note 16.b for discussion of additional borrowings on and the repayment of the Senior Secured Credit Facility subsequent to September 30, 2017.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

On October 20, 2017, pursuant to a regular semi-annual redetermination, the lenders reaffirmed the $1.0 billion borrowing base under the Senior Secured Credit Facility. The Company's aggregate elected commitment of $1.0 billion remained unchanged.
e.    Fair value of debt
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	September 30, 2017		December 31, 2016
(in thousands)	Long-term debt	Fair value	Long-term debt	Fair value
January 2022 Notes	$450,000	$457,110	$450,000	$456,382
May 2022 Notes	500,000	520,625	500,000	521,413
March 2023 Notes	350,000	363,342	350,000	365,649
Senior Secured Credit Facility	155,000	155,035	70,000	69,975
Total	$1,455,000	$1,496,112	$1,370,000	$1,413,419
The fair values of the debt outstanding on the January 2022 Notes, the May 2022 Notes and the March 2023 Notes were determined using the September 30, 2017 and December 31, 2016 quoted market price (Level 1) for each respective instrument. The fair values of the outstanding debt on the Senior Secured Credit Facility as of September 30, 2017 and December 31, 2016 were estimated utilizing pricing models for similar instruments (Level 2). See Note 8 for information about fair value hierarchy levels.
f.    Long-term debt, net
The following table summarizes the net presentation of the Company's long-term debt and debt issuance costs on the unaudited consolidated balance sheets as of the dates presented:

	September 30, 2017			December 31, 2016
(in thousands)	Long-term debt	Debt issuance costs, net	Long-term debt, net	Long-term debt	Debt issuance costs, net	Long-term debt, net
January 2022 Notes	$450,000	$(4,230)	$445,770	$450,000	$(4,963)	$445,037
May 2022 Notes	500,000	(5,442)	494,558	500,000	(6,164)	493,836
March 2023 Notes	350,000	(4,360)	345,640	350,000	(4,964)	345,036
Senior Secured Credit Facility(1)	155,000	—	155,000	70,000	—	70,000
Total	$1,455,000	$(14,032)	$1,440,968	$1,370,000	$(16,091)	$1,353,909
______________________________________________________________________________

(1)
Debt issuance costs, net related to our Senior Secured Credit Facility of $6.4 million and $2.7 million as of September 30, 2017 and December 31, 2016, respectively, are reported in "Other assets, net" on the unaudited consolidated balance sheets.

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
Condensed notes to the consolidated financial statements
(Unaudited)

a.    Restricted stock awards
All service vesting restricted stock awards are treated as issued and outstanding in the accompanying unaudited consolidated financial statements. Per the award agreement terms, if an employee terminates employment prior to the restriction lapse date for reasons other than death or disability, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. If the employee's termination of employment is by reason of death or disability, all of the holder's restricted stock will automatically vest. Historically, restricted stock awards granted to officers and employees vest in a variety of vesting schedules including (i) 33%, 33% and 34% per year beginning on the first anniversary date of the grant, (ii) fully on the first anniversary of the grant date and (iii) fully on the third anniversary of the grant date. Beginning August 2017, stock awards granted to non-employee directors vest immediately upon the grant date. Restricted stock awards granted to non-employee directors prior to August 2017 vest on the first anniversary of the grant date.
The following table reflects the restricted stock award activity for the nine months ended September 30, 2017:

(in thousands, except for weighted-average grant date fair values)	Restricted stock awards	Weighted-average grant date fair value (per award)
Outstanding as of December 31, 2016	3,878	$12.88
Granted	1,213	$13.92
Forfeited	(264)	$12.88
Vested(1)	(1,618)	$13.78
Outstanding as of September 30, 2017	3,209	$12.82
_____________________________________________________________________________

(1)	The total intrinsic value of vested restricted stock awards for the nine months ended September 30, 2017 was $22.5 million.
The Company utilizes the closing stock price on the grant date to determine the fair value of service vesting restricted stock awards. As of September 30, 2017, unrecognized stock-based compensation related to the restricted stock awards expected to vest was $26.7 million. Such cost is expected to be recognized over a weighted-average period of 1.73 years.
b.    Stock option awards
Stock option awards granted under the LTIP vest and become exercisable in four equal installments on each of the four annual anniversaries of the grant date. The following table reflects the stock option award activity for the nine months ended September 30, 2017:

(in thousands, except for weighted-average exercise price and weighted-average remaining contractual term)	Stock option awards	Weighted-average exercise price (per award)	Weighted-average remaining contractual term (years)
Outstanding as of December 31, 2016	2,370	$12.54	7.71
Granted	391	$14.12
Exercised(1)	(44)	$8.17
Expired or canceled	(57)	$20.58
Outstanding as of September 30, 2017	2,660	$12.67	7.37
Vested and exercisable as of September 30, 2017(2)	1,273	$16.38	6.22
Expected to vest as of September 30, 2017(3)	1,387	$9.26	8.42
_____________________________________________________________________________

(1)	The total intrinsic value of exercised stock option awards for the nine months ended September 30, 2017 was $0.3 million.

(2)	The vested and exercisable stock option awards as of September 30, 2017 had an aggregate intrinsic value of $2.1 million.

(3)	The stock option awards expected to vest as of September 30, 2017 had an aggregate intrinsic value of $6.3 million.
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock option awards and recognizes the associated expense on a straight-line basis over the four-year requisite service period of the awards. Determining

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

the fair value of equity-based awards requires judgment, including estimating the expected term that stock option awards will be outstanding prior to exercise and the associated expected volatility. As of September 30, 2017, unrecognized stock-based compensation related to stock option awards expected to vest was $9.4 million. Such cost is expected to be recognized over a weighted-average period of 2.52 years.
The assumptions used to estimate the fair value of the 390,733 stock option awards granted during the nine months ended September 30, 2017 are as follows:

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

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects the performance share award activity for the nine months ended September 30, 2017:

(in thousands, except for weighted-average grant date fair values)	Performance share awards	Weighted-average grant date fair value (per award)
Outstanding as of December 31, 2016	2,325	$18.35
Granted	696	$18.96
Forfeited	(67)	$18.12
Vested(1)	(200)	$28.56
Outstanding as of September 30, 2017	2,754	$17.77
______________________________________________________________________________

(1)
These performance share awards had a performance period of January 1, 2014 to December 31, 2016 and, as their vesting and performance criteria were satisfied, each award converted into 0.75 shares representing 150,388 shares of common stock issued during the first quarter of 2017.

As of September 30, 2017, unrecognized stock-based compensation related to the performance share awards expected to vest was $25.2 million. Such cost is expected to be recognized over a weighted-average period of 1.77 years.
The assumptions used to estimate the fair values of the 696,460 performance share awards granted during the nine months ended September 30, 2017 are as follows:

Granted on February 17, 2017
Risk-free interest rate(1)	1.44%
Dividend yield	—%
Expected volatility(2)	74.00%
Laredo stock closing price on grant date	$14.12
Fair value per performance share award	$18.96
______________________________________________________________________________

(1)	The risk-free interest rate was derived using a term-matched zero-coupon yield derived from the U.S. Treasury constant maturities yield curve on the grant date.

(2)	The Company utilized its own historical volatility in order to develop the expected volatility.
d.    Stock-based compensation expense
The following has been recorded to stock-based compensation expense for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Restricted stock award compensation	$5,422	$6,540	$16,856	$15,000
Stock option award compensation	1,159	1,653	3,600	3,054
Performance share award compensation	4,255	3,450	12,063	5,271
Total stock-based compensation, gross	10,836	11,643	32,519	23,325
Less amounts capitalized in oil and natural gas properties	(1,870)	(1,992)	(5,642)	(3,763)
Total stock-based compensation, net of amounts capitalized	$8,966	$9,651	$26,877	$19,562
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
Condensed notes to the consolidated financial statements
(Unaudited)

Note 6—Income taxes
The Company is subject to federal and state income taxes and the Texas franchise tax. The Company had federal net operating loss carry-forwards totaling $1.9 billion and state of Oklahoma net operating loss carry-forwards totaling $41.2 million as of September 30, 2017. These carry-forwards begin expiring in 2026. As of September 30, 2017, the Company believes a portion of the net operating loss carry-forwards are not fully realizable. The Company considered all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance was needed. Such consideration included projected future cash flows from its oil, NGL and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of September 30, 2017, the Company's ability to capitalize intangible drilling costs, rather than expensing these costs in order to prevent an operating loss carry-forward from expiring unused, and future projections of Oklahoma sourced income. As of September 30, 2017, a full valuation allowance of $712.2 million has been recorded against the Company's deferred tax position.
Note 7—Derivatives
a. Derivatives
The Company engages in derivative transactions such as puts, swaps, collars, basis swaps and call spreads to hedge price risks due to unfavorable changes in oil, NGL and natural gas prices related to its production. As of September 30, 2017, the Company had 44 open derivative contracts with financial institutions that extend from October 2017 to December 2019. None of these contracts were designated as hedges for accounting purposes. The contracts are recorded at fair value on the unaudited consolidated balance sheets and gains and losses are recognized in earnings. Gains and losses on derivatives are reported in the unaudited consolidated statements of operations in the "Gain (loss) on derivatives, net" line item.
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
Each collar transaction has an established price floor and ceiling. Depending on the terms, the Company may pay its counterparty a premium, which can be paid at inception or deferred until settlement. When the settlement price is below the price floor established by these collars, the counterparty pays the Company an amount equal to the difference between the settlement price and the price floor multiplied by the hedged contract volume. When the settlement price is above the price ceiling established by these collars, the Company pays its counterparty an amount equal to the difference between the settlement price and the price ceiling multiplied by the hedged contract volume. When the settlement price is between the price floor and price ceiling established by these collars in an individual month in the contract period, the collar expires with no settlement paid by either the Company or the counterparty for that particular month, except with regard to the deferred premium, if any.
Each basis swap transaction has an established fixed basis differential corresponding to two floating index prices. Depending on the difference of the two floating index prices in relationship to the fixed basis differential, the Company either receives an amount from its counterparty, or pays an amount to its counterparty, equal to the difference multiplied by the hedged contract volume.
Each call spread transaction has an established short call price and long call price. Depending on the terms, the counterparty may pay a premium to the Company to enter into the transaction. When the settlement price is above the short call price up to the long call price, the Company pays its counterparty an amount equal to the difference between the settlement price and the short call price multiplied by the hedged contract volume. When the settlement price is above the long call price, the Company pays the counterparty an amount equal to the difference between the long call price and the short call price multiplied by the hedged contract volume. When the settlement price is at or below the short call price in an individual month in the contract period, the call option expires with no settlement paid by either the Company or the counterparty for that particular month, except with regard to the deferred premium, if any.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Other than the oil basis swaps, the Company's oil derivatives are settled based on the month's average daily NYMEX index price for the first nearby month of the West Texas Intermediate Light Sweet Crude Oil Futures Contract. The oil basis swaps are settled based on the swaps' differential between the Argus Americas Crude West Texas Intermediate ("WTI") index prices for WTI Midland-weighted average and WTI Cushing-WTI formula basis price less the differential price for the trade month. The Company's NGL derivatives are settled based on the month's average daily OPIS index price for Mont Belvieu Purity Ethane and TET Propane. The Company's natural gas derivatives are settled based on the Inside FERC index price for West Texas WAHA for the calculation period.
During the nine months ended September 30, 2017, the Company completed a hedge restructuring by early terminating a swap that resulted in a termination amount to the Company of $4.2 million that was settled in full by applying the proceeds to pay the premium on one new collar entered into during the hedge restructuring. The following details the derivative that was terminated:

	Aggregate volumes (Bbl)	Floor price ($/Bbl)	Ceiling price ($/Bbl)	Contract period
Oil swap	1,095,000	$52.12	$52.12	January 2018 - December 2018
During the nine months ended September 30, 2016, the Company completed a hedge restructuring by early terminating the floors of certain derivative contract collars that resulted in a termination amount to the Company of $80 million, which was settled in full by applying the proceeds to pay the premiums on two new derivatives entered into during the hedge restructuring.
During the nine months ended September 30, 2017, the following derivatives were entered into:

	Aggregate volumes(1)	Floor price(2)	Ceiling price(2)	Short call price(2)	Long call price(2)	Differential price(2)	Contract period
Oil(3):
Call spread(4)	1,140,800	$—	$—	$60.00	$100.00	$—	July 2017 - December 2017
Call spread(5)	184,000	$—	$—	$60.00	$80.00	$—	July 2017 - December 2017
Put(6)	4,378,000	$50.00	$—	$—	$—	$—	January 2018 - December 2018
Collar	584,000	$50.00	$60.00	$—	$—	$—	January 2018 - December 2018
Collar(7)	3,504,000	$40.00	$60.00	$—	$—	$—	January 2018 - December 2018
Basis swap	1,825,000	$—	$—	$—	$—	$(0.59)	January 2018 - December 2018
Basis swap	365,000	$—	$—	$—	$—	$(0.58)	January 2018 - December 2018
Basis swap	730,000	$—	$—	$—	$—	$(0.52)	January 2018 - December 2018
Basis swap	730,000	$—	$—	$—	$—	$(0.49)	January 2018 - December 2018
Put	730,000	$50.00	$—	$—	$—	$—	January 2019 - December 2019
Natural gas:
Collar(8)	10,950,000	$2.50	$3.25	$—	$—	$—	January 2018 - December 2018
_____________________________________________________________________________

(1)	Oil is in Bbl and natural gas is in MMBtu.

(2)	Oil is in $/Bbl and natural gas is in $/MMBtu.

(3)	There are $22.9 million in deferred premiums associated with these contracts.

(4)	A premium of $0.5 million was settled in full at inception by applying the proceeds to pay the premiums on a put entered into simultaneously.

(5)	A premium of $0.1 million was settled in full at inception by applying the proceeds to pay the premiums on a put entered into simultaneously.

(6)	Premiums of $4.9 million were paid at inception, of which $0.6 million were settled in full at inception by applying the proceeds from the call spreads entered into simultaneously.

(7)	A premium of $4.2 million was settled in full at inception as part of the Company's 2017 hedge restructuring by applying the proceeds of the terminated swap.

(8)	There are $0.9 million in deferred premiums associated with these contracts.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following represents cash settlements received for derivatives, net for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Cash settlements received for matured derivatives, net(1)	$13,635	$44,307	$34,791	$157,626
Cash settlements received for early terminations of derivatives, net(2)	—	—	4,234	80,000
Cash settlements received for derivatives, net	$13,635	$44,307	$39,025	$237,626
_____________________________________________________________________________

(1)	The settlement amounts do not include premiums paid attributable to contracts that matured during the respective period.

(2)	The settlement amount for the nine months ended September 30, 2016 includes $4.0 million in deferred premiums that were settled net with the early terminated contracts from which they originated.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table summarizes open positions as of September 30, 2017, and represents, as of such date, derivatives in place through December 2019 on annual production:

	Remaining year 2017	Year 2018	Year 2019
Oil positions:
Puts:
Hedged volume (Bbl)	264,500	5,427,375	730,000
Weighted-average price ($/Bbl)	$60.00	$51.93	$50.00
Swaps:
Hedged volume (Bbl)	506,000	—	—
Weighted-average price ($/Bbl)	$51.54	$—	$—
Collars:
Hedged volume (Bbl)	956,800	4,088,000	—
Weighted-average floor price ($/Bbl)	$56.92	$41.43	$—
Weighted-average ceiling price ($/Bbl)	$86.00	$60.00	$—
Call Spreads:
Hedged volume (Bbl)	662,400	—	—
Weighted-average short call price ($/Bbl)	$60.00	$—	$—
Weighted-average long call price ($/Bbl)	$97.22	$—	$—
Totals:
Total volume hedged with floor price (Bbl)	1,727,300	9,515,375	730,000
Weighted-average floor price ($/Bbl)	$55.82	$47.42	$50.00
Total volume hedged with ceiling price (Bbl)	1,462,800	4,088,000	—
Weighted-average ceiling price ($/Bbl)	$57.22	$60.00	$—
Basis Swaps:
Hedged volume (Bbl)	—	3,650,000	—
Weighted-average price ($/Bbl)	$—	$(0.56)	$—
NGL positions:
Swaps - Ethane:
Hedged volume (Bbl)	111,000	—	—
Weighted-average price ($/Bbl)	$11.24	$—	$—
Swaps - Propane:
Hedged volume (Bbl)	93,750	—	—
Weighted-average price ($/Bbl)	$22.26	$—	$—
Natural gas positions:
Puts:
Hedged volume (MMBtu)	2,010,000	8,220,000	—
Weighted-average price ($/MMBtu)	$2.50	$2.50	$—
Collars:
Hedged volume (MMBtu)	4,793,200	15,585,500	—
Weighted-average floor price ($/MMBtu)	$2.86	$2.50	$—
Weighted-average ceiling price ($/MMBtu)	$3.54	$3.35	$—
Totals:
Total volume hedged with floor price (MMBtu)	6,803,200	23,805,500	—
Weighted-average floor price ($/MMBtu)	$2.75	$2.50	$—
Total volume hedged with ceiling price (MMBtu)	4,793,200	15,585,500	—
Weighted-average ceiling price ($/MMBtu)	$3.54	$3.35	$—

Table of Contents	Laredo Petroleum, Inc.
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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company conducts a review of fair value hierarchy classifications on an annual basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Transfers between fair value hierarchy levels are recognized and reported in the period in which the transfer occurred. No transfers between fair value hierarchy levels occurred during the nine months ended September 30, 2017 or 2016.

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

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of September 30, 2017:
Assets
Current:
Oil derivatives	$—	$27,097	$—	$27,097	$(8,732)	$18,365
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	4,955	—	4,955	(4,955)	—
Oil deferred premiums	—	—	—	—	(2,754)	(2,754)
Natural gas deferred premiums	—	—	—	—	—	—
Noncurrent:
Oil derivatives	$—	$12,471	$—	$12,471	$(4,052)	$8,419
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	1,277	—	1,277	(256)	1,021
Oil deferred premiums	—	—	—	—	(4,376)	(4,376)
Natural gas deferred premiums	—	—	—	—	(719)	(719)
Liabilities
Current:
Oil derivatives	$—	$(1,556)	$—	$(1,556)	$8,732	$7,176
NGL derivatives	—	(1,509)	—	(1,509)	—	(1,509)
Natural gas derivatives	—	—	—	—	4,955	4,955
Oil deferred premiums	—	—	(14,277)	(14,277)	2,754	(11,523)
Natural gas deferred premiums	—	—	(3,269)	(3,269)	—	(3,269)
Noncurrent:
Oil derivatives	$—	$(121)	$—	$(121)	$4,052	$3,931
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	—	—	—	256	256
Oil deferred premiums	—	—	(8,810)	(8,810)	4,376	(4,434)
Natural gas deferred premiums	—	—	(834)	(834)	719	(115)
Net derivative position	$—	$42,614	$(27,190)	$15,424	$—	$15,424

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of December 31, 2016:
Assets
Current:
Oil derivatives	$—	$22,527	$—	$22,527	$—	$22,527
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	270	—	270	(270)	—
Oil deferred premiums	—	—	—	—	(1,580)	(1,580)
Natural gas deferred premiums	—	—	—	—	—	—
Noncurrent:
Oil derivatives	$—	$8,718	$—	$8,718	$—	$8,718
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	1,377	—	1,377	(1,377)	—
Oil deferred premiums	—	—	—	—	—	—
Natural gas deferred premiums	—	—	—	—	—	—
Liabilities
Current:
Oil derivatives	$—	$(9,789)	$—	$(9,789)	$—	$(9,789)
NGL derivatives	—	(2,803)	—	(2,803)	—	(2,803)
Natural gas derivatives	—	(3,639)	—	(3,639)	270	(3,369)
Oil deferred premiums	—	—	(3,569)	(3,569)	1,580	(1,989)
Natural gas deferred premiums	—	—	(3,043)	(3,043)	—	(3,043)
Noncurrent:
Oil derivatives	$—	$(4,552)	$—	$(4,552)	$—	$(4,552)
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	(133)	—	(133)	1,377	1,244
Oil deferred premiums	—	—	—	—	—	—
Natural gas deferred premiums	—	—	(2,386)	(2,386)	—	(2,386)
Net derivative position	$—	$11,976	$(8,998)	$2,978	$—	$2,978
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

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents actual cash payments required for deferred premiums as of September 30, 2017 for the periods presented:

(in thousands)	September 30, 2017
Remaining 2017	$1,441
2018	20,335
2019	5,774
2020	391
Total	$27,941
A summary of the changes in net assets classified as Level 3 measurements for the periods presented are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Balance of Level 3 at beginning of period	$(12,554)	$(12,662)	$(8,998)	$(14,619)
Change in net present value of derivative deferred premiums	(88)	(51)	(199)	(184)
Total purchases and settlements:
Purchases	(15,996)	—	(22,994)	(6,072)
Settlements(1)	1,448	2,709	5,001	10,871
Balance of Level 3 at end of period	$(27,190)	$(10,004)	$(27,190)	$(10,004)
_____________________________________________________________________________

(1)
The amount for the nine months ended September 30, 2016 includes $3.9 million that represents the present value of deferred premiums settled in the Company's hedge restructuring upon their early termination.

b. Fair value measurement on a nonrecurring basis
The Company accounts for the impairment of long-lived assets, if any, at fair value on a nonrecurring basis. For purposes of fair value measurement, it was determined that the impairment of long-lived assets is classified as Level 3, based on the use of internally developed cash flow models. No impairments of long-lived assets were recorded during the nine months ended September 30, 2017 or 2016.
The Company accounts for the impairment of inventory, if any, at lower of cost or NRV on a nonrecurring basis. For purposes of fair value measurement, it was determined that the impairment of inventory is classified as Level 2, based on the use of a replacement cost approach. See Note 2.i for discussion of the Company's inventory impairments recorded during the nine months ended September 30, 2016. No impairments of inventory were recorded during the nine months ended September 30, 2017.
The accounting policies for impairment of oil and natural gas properties are discussed in Note 2.g. Significant inputs included in the calculation of discounted cash flows used in the impairment analysis include the Company's estimate of operating and development costs, anticipated production of evaluated reserves and other relevant data. See Note 2.g for discussion of the Company's full cost ceiling impairment recorded during the nine months ended September 30, 2016. There was no full cost ceiling impairment recorded during the nine months ended September 30, 2017.
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
The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of evaluated and unevaluated oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) forecasted oil, NGL and natural gas reserve quantities; (ii) future commodity strip prices as of the closing dates adjusted for transportation and regional price differentials; (iii) forecasted ad valorem taxes, production taxes, income taxes, general and administrative expenses, operating expenses and development costs; and (iv) a peer group weighted-average cost of capital rate subject to additional project-specific risk factors. To compensate for the inherent risk of estimating the value of the unevaluated properties, the discounted future net revenues of

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

proved undeveloped and probable reserves are reduced by additional reserve adjustment factors. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3.b for additional discussion of the Company's acquisitions of evaluated and unevaluated oil and natural gas properties during the nine months ended September 30, 2016. No acquisitions were recorded during the nine months ended September 30, 2017.
Note 9—Net income (loss) per common share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution of non-vested performance share awards, non-vested restricted stock awards and outstanding stock option awards. For the nine months ended September 30, 2016, all of these potentially dilutive items were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net loss per common share.
The effect of the Company's outstanding stock option awards, with the exception of the options granted in 2016, was excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2017. The inclusion of these options would be anti-dilutive due to the following: (i) utilizing the treasury stock method, the sum of the assumed proceeds exceeded the average stock prices during the respective periods for the outstanding stock option awards granted in 2015 and (ii) the exercise prices were greater than the average market prices during the respective periods for the outstanding stock option awards granted in 2012, 2013, 2014 and 2017.
The effect of the Company's outstanding stock options was excluded from the calculation of diluted net income per common share for the three months ended September 30, 2016. The inclusion of these options would be anti-dilutive due to the following: (i) utilizing the treasury stock method, the sum of the assumed proceeds exceeded the average stock price during the period for the restricted stock option awards granted in 2016 and (ii) the exercise prices for all other outstanding stock options were greater than the average market price during the period.
The following is the calculation of basic and diluted weighted-average common shares outstanding and net income (loss) per common share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except for per share data)	2017	2016	2017	2016
Net income (loss) (numerator):
Net income (loss)—basic and diluted	$11,027	$9,485	$140,413	$(242,318)
Weighted-average common shares outstanding (denominator):
Basic(1)	239,306	234,639	239,017	221,303
Non-vested performance share awards(2)	4,801	3,216	4,702	—
Non-vested restricted stock awards(3)	650	253	845	—
Outstanding stock option awards(3)	130	—	129	—
Diluted	244,887	238,108	244,693	221,303
Net income (loss) per common share:
Basic	$0.05	$0.04	$0.59	$(1.09)
Diluted	$0.05	$0.04	$0.57	$(1.09)
_____________________________________________________________________________

(1)
For the three and nine months ended September 30, 2016, weighted-average common shares outstanding used in the computation of basic and diluted net income (loss) per common share attributable to stockholders was computed taking into account equity offerings that occurred during the respective periods. See Note 2.o for additional discussion of the Company's equity offerings.

(2)
The dilutive effect of the non-vested performance share awards was calculated utilizing the Company's total shareholder return ("TSR") from the beginning of each performance share awards' respective performance period to the end of the respective period presented in comparison to the TSR of the peers specified in each performance share award's respective agreement. See Note 5.c for additional discussion of the Company's performance share awards.

(3)
The dilutive effects of the non-vested restricted stock awards and the outstanding stock option awards were calculated utilizing the treasury stock method. See Notes 5.a and 5.b for additional discussion of the Company's restricted stock awards and stock option awards, respectively.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 10—Credit risk
The Company's oil, NGL and natural gas sales are made to a variety of purchasers, including intrastate and interstate pipelines or their marketing affiliates and independent marketing companies. The Company's joint operations accounts receivable are from a number of oil and natural gas companies, partnerships, individuals and others who own interests in the oil and natural gas properties operated by the Company. The Company's sales of purchased oil are generally made to one customer. Management believes that any credit risk imposed by a concentration in the oil and natural gas industry is offset by the creditworthiness of the Company's customer base and industry partners. The Company routinely assesses the recoverability of all material trade and other receivables to determine collectability.
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
From time to time the Company is involved in legal proceedings and/or may be subject to industry rulings that could bring rise to claims in the ordinary course of business. In the case of a known contingency, the Company accrues a liability when the loss is probable and the amount is reasonably estimable. Except with regard to the specific litigation noted below, the Company has concluded that the likelihood is remote that the ultimate resolution of any such pending litigation or pending claims will be material or have a material adverse effect on the Company's business, financial position, results of operations or liquidity.
On May 3, 2017, Shell Trading (US) Company ("Shell") filed an Original Petition and Request for Disclosure in the District Court of Harris County, Texas, alleging that the crude oil purchase agreement entered into between Shell and Laredo effective October 1, 2016 does not accurately reflect the compensation to be paid to Shell under certain circumstances due to a drafting mistake. Shell seeks reformation of one clause of the crude oil purchase agreement on the grounds of alleged mutual mistake or, in the alternative, unilateral mistake, an award of the amounts Shell alleges it should have been or should be paid under the agreement, court costs and attorneys’ fees. The Company does not believe there was a drafting mistake made in the crude oil purchase agreement. The Company believes it has substantive defenses and intends to vigorously defend its position. The Company is unable to determine a probability of the outcome of this litigation at this time. As of September 30, 2017, the Company has estimated an amount of $8.7 million related to this litigation that is not recorded in the accompanying unaudited consolidated balance sheets. Under the current pricing election, which elections are made for six-month periods, this estimate of the unrecorded amount will increase through the life of the contract. The Company has accounted for the costs (and resulting increased crude oil price realization) as reflected in the terms of the crude oil purchase agreement.
b.    Drilling contracts
The Company has committed to several drilling contracts with a third party to facilitate the Company's drilling plans. Two of these contracts are for a term of multiple months and contain an early termination clause that requires the Company to potentially pay a penalty to the third party should the Company cease drilling efforts. This penalty would negatively impact the Company's financial statements upon early contract termination. There were no penalties incurred for early contract termination for either of the nine months ended September 30, 2017 or 2016. The future commitment of $3.0 million as of September 30, 2017 is not recorded in the accompanying unaudited consolidated balance sheets. Management does not currently anticipate the early termination of this contract in 2017.

c.    Firm sale and transportation commitments
The Company has committed to deliver for sale or transportation fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to deficiency payments. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. Management anticipates continuing this practice in the future. The Company incurred deficiency payments of $0.5 million and $1.1 million during the three and nine months ended September 30, 2017, respectively, and $1.6 million during the three and nine months ended September 30, 2016, which are reported on the unaudited consolidated statements of operations in the "Other operating

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

expenses" line item. Future commitments of $369.4 million as of September 30, 2017 are not recorded in the accompanying unaudited consolidated balance sheets. For information regarding the TA related to Medallion, see Note 2.h.

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
Note 12—Related parties
a.    Medallion
The following table summarizes items included in the unaudited consolidated balance sheets related to Medallion as of the dates presented:

(in thousands)	December 31, 2016
Accrued capital expenditures	$586
Other current liabilities	$118
The following table summarizes items included in the unaudited consolidated statements of operations related to Medallion for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Loss on disposal of assets, net	$(70)	$—	$(70)	$—
See Note 2.h for discussion of the TA between LMS and a wholly-owned subsidiary of Medallion and see Note 16.a for discussion of the Medallion Sale subsequent to September 30, 2017.
b.    Archrock Partners, L.P.
The Company has a compression arrangement with affiliates of Archrock Partners, L.P., formerly Exterran Partners L.P. ("Archrock"). One of Laredo's directors is on the board of directors of Archrock GP LLC, an affiliate of Archrock.
As of December 31, 2016, amounts included in accounts payable from Archrock in the unaudited consolidated balance sheets totaled $0.2 million. No such amounts were included as of September 30, 2017.
The following table summarizes the lease operating expenses related to Archrock included in the unaudited consolidated statements of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Lease operating expenses	$72	$498	$728	$1,499
For the nine months ended September 30, 2016, amounts included in capital expenditures for midstream service assets from Archrock in the unaudited consolidated statements of cash flows totaled a de minimis amount. No such amounts were included for the nine month ends ended September 30, 2017.
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
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents selected financial information, for the periods presented, regarding the Company's operating segments on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis:

(in thousands)	Exploration and production	Midstream and marketing	Eliminations	Consolidated company
Three months ended September 30, 2017:
Revenues:
Oil, NGL and natural gas sales	$158,037	$845	$(1,324)	$157,558
Midstream service revenues	—	16,892	(14,446)	2,446
Sales of purchased oil	—	45,814	—	45,814
Total revenues	158,037	63,551	(15,770)	205,818
Costs and expenses:
Lease operating expenses, including production and ad valorem taxes	32,417	—	(3,265)	29,152
Midstream service expenses	—	12,474	(11,300)	1,174
Costs of purchased oil	—	47,385	—	47,385
General and administrative(1)	22,962	2,038	—	25,000
Depletion, depreciation and amortization(2)	38,802	2,410	—	41,212
Other operating expenses(3)	1,386	57	—	1,443
Operating income (loss)	$62,470	$(813)	$(1,205)	$60,452
Other financial information:
Income from equity method investee	$—	$2,371	$—	$2,371
Interest expense(4)	$22,184	$1,513	$—	$23,697
Capital expenditures	$149,867	$5,563	$—	$155,430
Gross property and equipment(5)	$6,149,485	$443,462	$(14,431)	$6,578,516
Three months ended September 30, 2016:
Revenues:
Oil, NGL and natural gas sales	$115,188	$488	$(871)	$114,805
Midstream service revenues	—	15,357	(12,869)	2,488
Sales of purchased oil	—	42,441	—	42,441
Total revenues	115,188	58,286	(13,740)	159,734
Costs and expenses:
Lease operating expenses, including production and ad valorem taxes	28,624	—	(3,381)	25,243
Midstream service expenses	—	9,079	(8,040)	1,039
Costs of purchased oil	—	44,232	—	44,232
General and administrative(1)	23,883	2,222	—	26,105
Depletion, depreciation and amortization(2)	32,883	2,275	—	35,158
Other operating expenses(3)	2,414	51	—	2,465
Operating income	$27,384	$427	$(2,319)	$25,492
Other financial information:
Income from equity method investee	$—	$265	$—	$265
Interest expense(4)	$21,631	$1,446	$—	$23,077
Capital expenditures	$79,843	$806	$—	$80,649
Gross property and equipment(5)	$5,682,251	$384,091	$(6,923)	$6,059,419
Nine months ended September 30, 2017:
Revenues:
Oil, NGL and natural gas sales	$439,533	$2,486	$(3,888)	$438,131
Midstream service revenues	—	52,630	(44,482)	8,148
Sales of purchased oil	—	135,546	—	135,546
Total revenues	439,533	190,662	(48,370)	581,825
Costs and expenses:
Lease operating expenses, including production and ad valorem taxes	93,980	—	(10,479)	83,501
Midstream service expenses	—	34,686	(31,700)	2,986
Costs of purchased oil	—	141,661	—	141,661
General and administrative(1)	66,526	6,079	—	72,605
Depletion, depreciation and amortization(2)	106,282	7,045	—	113,327
Other operating expenses(3)	3,741	165	—	3,906
Operating income	$169,004	$1,026	$(6,191)	$163,839
Other financial information:
Income from equity method investee	$—	$7,910	$—	$7,910
TABLE CONTINUES ON NEXT PAGE

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(in thousands)	Exploration and production	Midstream and marketing	Eliminations	Consolidated company
Interest expense(4)	$65,250	$4,340	$—	$69,590
Capital expenditures	$384,769	$11,680	$—	$396,449
Gross property and equipment(5)	$6,149,485	$443,462	$(14,431)	$6,578,516
Nine months ended September 30, 2016:
Revenues:
Oil, NGL and natural gas sales	$290,856	$488	$(871)	$290,473
Midstream service revenues	—	37,762	(31,841)	5,921
Sales of purchased oil	—	116,670	—	116,670
Total revenues	290,856	154,920	(32,712)	413,064
Costs and expenses:
Lease operating expenses, including production and ad valorem taxes	87,781	—	(8,378)	79,403
Midstream service expenses	—	22,160	(19,334)	2,826
Costs of purchased oil	—	121,190	—	121,190
General and administrative(1)	60,380	5,678	—	66,058
Depletion, depreciation and amortization(2)	104,144	6,669	—	110,813
Impairment expense	162,027	—	—	162,027
Other operating expenses(3)	4,012	157	—	4,169
Operating loss	$(127,488)	$(934)	$(5,000)	$(133,422)
Other financial information:
Income from equity method investee	$—	$6,259	$—	$6,259
Interest expense(4)	$65,984	$4,310	$—	$70,294
Capital expenditures	$277,717	$4,231	$—	$281,948
Gross property and equipment(5)	$5,682,251	$384,091	$(6,923)	$6,059,419
_______________________________________________________________________________

(1)
General and administrative expenses were allocated to the three months ended September 30, 2017, June 30, 2017, March 31, 2017, September 30, 2016, June 30, 2016 and March 31, 2016 based on the number of employees in the respective segment as of the respective three-month period end dates. Certain components of general and administrative expenses, primarily payroll, deferred compensation and vehicle expenses, were not allocated but were actual expenses for each segment. Land and geology expenses were not allocated to the midstream and marketing segment.

(2)
Depletion, depreciation and amortization were actual expenses for each segment with the exception of the allocation of depreciation of other fixed assets, which was allocated to the three months ended September 30, 2017, June 30, 2017 and March 31, 2017 based on the number of employees in the respective segment as of the respective three-month period end dates. Depreciation of other fixed assets was allocated to the three and nine months ended September 30, 2016 based on the number of employees in the respective segment as of September 30, 2016. Certain components of depreciation and amortization of other fixed assets, primarily vehicles, were not allocated but were actual expenses for each segment.

(3)	Other operating expenses consist of accretion of asset retirement obligations and minimum volume commitments. These were actual expenses and were not allocated.

(4)
Interest expense for the three months ended September 30, 2017, June 30, 2017 and March 31, 2017 was allocated to the exploration and production segment based on gross property and equipment as of September 30, 2017, June 30, 2017 and March 31, 2017, respectively, and allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of September 30, 2017, June 30, 2017 and March 31, 2017, respectively. Interest expense for the three and nine months ended September 30, 2016 was allocated to the exploration and production segment based on gross property and equipment as of September 30, 2016 and allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of September 30, 2016. Certain components of other fixed assets, primarily vehicles, were not allocated but were actual assets for each segment.

(5)
Gross property and equipment for the midstream and marketing segment includes equity method investment of $276.4 million and $229.9 million as of September 30, 2017 and 2016, respectively. Other fixed assets were allocated based on the number of employees in the respective segment as of September 30, 2017 and 2016. Certain components of other fixed assets, primarily vehicles, were not allocated but were actual assets for each segment.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 14—Subsidiary guarantors
The Guarantors have fully and unconditionally guaranteed the January 2022 Notes, the May 2022 Notes, the March 2023 Notes and the Senior Secured Credit Facility, subject to the Releases. In accordance with practices accepted by the SEC, Laredo has prepared condensed consolidating financial statements to quantify the balance sheets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following unaudited condensed consolidating balance sheets as of September 30, 2017 and December 31, 2016, unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2017 and 2016 and unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016 present financial information for Laredo on a stand-alone basis (carrying any investment in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a condensed consolidated basis. Deferred income taxes for LMS and for GCM are recorded on Laredo's balance sheets, statements of operations and statements of cash flows as they are disregarded entities for income tax purposes. Laredo and the Guarantors are not restricted from making intercompany distributions to each other. During the three and nine months ended September 30, 2016, certain assets were transferred from Laredo to LMS and from LMS to Laredo at historical cost.
Condensed consolidating balance sheet
September 30, 2017
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$74,133	$15,707	$—	$89,840
Other current assets	49,922	2,703	—	52,625
Oil and natural gas properties, net	1,464,197	9,244	(14,431)	1,459,010
Midstream service assets, net	—	130,407	—	130,407
Other fixed assets, net	41,502	400	—	41,902
Investment in subsidiaries and equity method investment	412,931	276,435	(412,931)	276,435
Other long-term assets	12,044	4,063	—	16,107
Total assets	$2,054,729	$438,959	$(427,362)	$2,066,326

Accounts payable	$20,975	$1,820	$—	$22,795
Other current liabilities	179,550	20,915	—	200,465
Long-term debt, net	1,440,968	—	—	1,440,968
Other long-term liabilities	52,580	3,293	—	55,873
Stockholders' equity	360,656	412,931	(427,362)	346,225
Total liabilities and stockholders' equity	$2,054,729	$438,959	$(427,362)	$2,066,326

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating balance sheet
December 31, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$70,570	$16,297	$—	$86,867
Other current assets	65,884	2,026	—	67,910
Oil and natural gas properties, net	1,194,801	9,293	(8,240)	1,195,854
Midstream service assets, net	—	126,240	—	126,240
Other fixed assets, net	44,221	552	—	44,773
Investment in subsidiaries and equity method investment	376,028	243,953	(376,028)	243,953
Other long-term assets	13,065	3,684	—	16,749
Total assets	$1,764,569	$402,045	$(384,268)	$1,782,346

Accounts payable	$14,427	$627	$—	$15,054
Other current liabilities	150,531	22,360	—	172,891
Long-term debt, net	1,353,909	—	—	1,353,909
Other long-term liabilities	56,889	3,030	—	59,919
Stockholders' equity	188,813	376,028	(384,268)	180,573
Total liabilities and stockholders' equity	$1,764,569	$402,045	$(384,268)	$1,782,346
Condensed consolidating statement of operations
For the three months ended September 30, 2017
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$157,902	$63,686	$(15,770)	$205,818
Total costs and expenses	97,686	62,245	(14,565)	145,366
Operating income	60,216	1,441	(1,205)	60,452
Interest expense	(23,697)	—	—	(23,697)
Other non-operating income (expense)	(24,287)	2,290	(3,731)	(25,728)
Income before income tax	12,232	3,731	(4,936)	11,027
Income tax	—	—	—	—
Net income	$12,232	$3,731	$(4,936)	$11,027
Condensed consolidating statement of operations
For the nine months ended September 30, 2017
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$439,269	$190,926	$(48,370)	$581,825
Total costs and expenses	276,855	183,310	(42,179)	417,986
Operating income	162,414	7,616	(6,191)	163,839
Interest expense	(69,590)	—	—	(69,590)
Other non-operating income	53,780	7,622	(15,238)	46,164
Income before income tax	146,604	15,238	(21,429)	140,413
Income tax	—	—	—	—
Net income	$146,604	$15,238	$(21,429)	$140,413

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of operations
For the three months ended September 30, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$115,091	$58,383	$(13,740)	$159,734
Total costs and expenses	90,073	55,590	(11,421)	134,242
Operating income	25,018	2,793	(2,319)	25,492
Interest expense	(23,077)	—	—	(23,077)
Other non-operating income	9,863	254	(3,047)	7,070
Income before income tax	11,804	3,047	(5,366)	9,485
Income tax	—	—	—	—
Net income	$11,804	$3,047	$(5,366)	$9,485
Condensed consolidating statement of operations
For the nine months ended September 30, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$290,724	$155,052	$(32,712)	$413,064
Total costs and expenses	424,274	149,924	(27,712)	546,486
Operating income (loss)	(133,550)	5,128	(5,000)	(133,422)
Interest expense	(70,294)	—	—	(70,294)
Other non-operating income (expense)	(33,474)	6,237	(11,365)	(38,602)
Income (loss) before income tax	(237,318)	11,365	(16,365)	(242,318)
Income tax	—	—	—	—
Net income (loss)	$(237,318)	$11,365	$(16,365)	$(242,318)
Condensed consolidating statement of cash flows
For the nine months ended September 30, 2017
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash provided by operating activities	$273,309	$13,980	$(15,238)	$272,051
Change in investment between affiliates	(36,890)	21,652	15,238	—
Capital expenditures and other	(321,261)	(35,632)	—	(356,893)
Net cash provided by financing activities	72,988	—	—	72,988
Net decrease in cash and cash equivalents	(11,854)	—	—	(11,854)
Cash and cash equivalents, beginning of period	32,671	1	—	32,672
Cash and cash equivalents, end of period	$20,817	$1	$—	$20,818

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of cash flows
For the nine months ended September 30, 2016
(Unaudited)

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash provided by operating activities	$244,213	$12,606	$(11,365)	$245,454
Change in investment between affiliates	(61,677)	50,312	11,365	—
Capital expenditures and other	(392,977)	(62,918)	—	(455,895)
Net cash provided by financing activities	209,647	—	—	209,647
Net decrease in cash and cash equivalents	(794)	—	—	(794)
Cash and cash equivalents, beginning of period	31,153	1	—	31,154
Cash and cash equivalents, end of period	$30,359	$1	$—	$30,360
Note 15—Recently issued or adopted accounting pronouncements
The Company considers the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"). The discussion of the ASUs listed below were determined to be meaningful to the Company's consolidated financial statements and/or footnotes during the nine months ended September 30, 2017.
In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard's application impact to individual financial statement line items. In March, April, May and December 2016, the FASB issued new guidance in Topic 606, Revenue from Contracts with Customers, to address the following potential implementation issues of the new revenue standard: (a) to clarify the implementation guidance on principal versus agent considerations, (b) to clarify the identification of performance obligations and the licensing implementation guidance and (c) to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company follows the sales method of accounting for oil, NGL and natural gas production, which is generally consistent with the revenue recognition provision of the new standard. In regards to the exploration and production segment of its business, other than new disclosures, the Company does not anticipate the standard to have a material impact on its consolidated financial statements upon adoption based on its evaluation process. The evaluation process included (i) review of revenue contracts and transactions in both of the exploration and production and midstream and marketing segments and (ii) assessing the impact this guidance will have on our processes and internal controls. However, in light of the Medallion Sale, which occurred in the fourth quarter of 2017, the Company is currently evaluating the accounting impact and adoption method implications the adoption of this standard on the effective date of January 1, 2018 will have on the midstream and marketing segment of its business.
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
Note 16—Subsequent events
a.    Medallion sale and capital call
On October 30, 2017, LMS, together with Medallion Midstream Holdings, LLC ("MMH"), which is owned and controlled by an affiliate of The Energy & Minerals Group ("EMG"), completed the previously announced Medallion Sale of 100% of the ownership interests in Medallion to an affiliate of Global Infrastructure Partners ("GIP"), for cash consideration of $1.825 billion, subject to customary post-closing adjustments. LMS' net cash proceeds for its 49% ownership interest in Medallion are $829.6 million, before post-closing adjustments and taxes, but after deduction of its proportionate share of fees and other expenses associated with the Medallion Sale. The Medallion Sale closed pursuant to the membership interest purchase and sale agreement, which provides for potential post-closing additional cash consideration that is structured based on GIP's realized profit at exit. There can be no assurance as to when and whether the additional consideration will be paid.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

On October 20, 2017, the Company made a capital contribution to Medallion of $7.2 million to fund continued expansion activities on existing portions of Medallion's pipeline infrastructure in order to gather additional third-party production.

See Note 2.h for additional discussion regarding Medallion, and see Note 12.a for discussion of items included in the Company's unaudited consolidated financial statements related to Medallion.
b.    Senior Secured Credit Facility
On October 24, 2017, the Company entered into the First Amendment (the "First Amendment") to the Senior Secured Credit Facility. The First Amendment, among other things, clarifies the repayment of senior notes negative covenant to permit the Company to redeem senior notes with an amount not exceeding the net cash proceeds from the sale or disposition of properties not constituting Borrowing Base Properties (as defined in the Senior Secured Credit Facility) and made within 365 days of the consummation of such sale or disposition, which would include the proceeds from the Medallion Sale.
In addition, on October 20, 2017, pursuant to a regular semi-annual redetermination, the lenders reaffirmed the borrowing base of $1.0 billion under the Senior Secured Credit Facility. The Company's aggregate elected commitment of $1.0 billion remained unchanged.
On October 5, 2017, October 11, 2017 and October 19, 2017, the Company borrowed $10.0 million, $15.0 million and $10.0 million, respectively, on the Senior Secured Credit Facility. On October 30, 2017, the Company repaid borrowings outstanding on the Senior Secured Credit Facility in the amount of $190.0 million with a portion of the proceeds from the Medallion Sale. There was no outstanding balance under the Senior Secured Credit Facility as of October 31, 2017.
c.    May 2022 Notes call for redemption
On October 30, 2017, the Company issued a press release announcing that it called for redemption all $500.0 million aggregate principal amount of its May 2022 Notes. The redemption date for the May 2022 Notes is November 29, 2017, and holders will receive a redemption price of 103.688% of the principal amount of the May 2022 Notes, plus accrued and unpaid interest from November 1, 2017 through November 28, 2017.
Note 17—Supplementary information
Costs incurred in oil and natural gas property acquisition, exploration and development activities
Costs incurred in the acquisition, exploration and development of oil, NGL and natural gas assets are presented below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Property acquisition costs:				—
Evaluated(1)	$—	$5,905	$—	$5,905
Unevaluated	—	110,800	—	110,800
Exploration costs	7,136	6,718	28,337	33,750
Development costs(2)	160,359	72,411	397,255	225,103
Total costs incurred	$167,495	$195,834	$425,592	$375,558
____________________________________________________________________________

(1)	Evaluated property acquisition costs include $1.1 million in asset retirement obligations for the three and nine months ended September 30, 2016.

(2)
Development costs include $0.4 million and $0.3 million in asset retirement obligations for the three months ended September 30, 2017 and 2016, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

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
Our financial and operating performance for the three months ended September 30, 2017 included the following:

•	Oil, NGL and natural gas sales of $157.6 million, compared to $114.8 million for the three months ended September 30, 2016;

•	Average daily sales volumes of 60,011 BOE/D, compared to 51,276 BOE/D for the three months ended September 30, 2016;

•	Net income of $11.0 million, compared to a net income of $9.5 million, for the three months ended September 30, 2016; and

•
Adjusted EBITDA (a non-GAAP financial measure) of $130.9 million, compared to $118.0 million for the three months ended September 30, 2016. See page 49 for a discussion and reconciliation of Adjusted EBITDA.

Our financial and operating performance for the nine months ended September 30, 2017 included the following:

•	Oil, NGL and natural gas sales of $438.1 million, compared to $290.5 million for the nine months ended September 30, 2016;

•	Average daily sales volumes of 57,044 BOE/D, compared to 48,392 BOE/D for the nine months ended September 30, 2016;

•	Net income of $140.4 million, compared to a net loss of $242.3 million, including a non-cash full cost ceiling impairment of $161.1 million, for the nine months ended September 30, 2016; and

•
Adjusted EBITDA (a non-GAAP financial measure) of $352.6 million, compared to $326.3 million for the nine months ended September 30, 2016. See page 49 for a discussion and reconciliation of Adjusted EBITDA.

Recent developments
Medallion sale
On October 30, 2017, LMS, together with MMH, which is owned and controlled by an affiliate of EMG, completed the previously announced Medallion Sale to an affiliate of GIP, for cash consideration of $1.825 billion, subject to customary post-closing adjustments. LMS' net cash proceeds for its 49% ownership interest in Medallion are $829.6 million, before post-closing adjustments and taxes, but after deduction of its proportionate share of fees and other expenses associated with the Medallion Sale. The Medallion Sale closed pursuant to the membership interest purchase and sale agreement, which provides for potential post-closing additional cash consideration that is structured based on GIP's realized profit at exit. There can be no assurance as to when and whether any such additional consideration will be paid.

May 2022 Notes call for redemption
On October 30, 2017, we issued a press release announcing that we have called for redemption the outstanding $500.0 million aggregate principal amount of our May 2022 Notes. The redemption date for the May 2022 Notes is November 29, 2017, and holders will receive a redemption price of 103.688% of the principal amount of the May 2022 Notes, plus accrued and unpaid interest from November 1, 2017 through November 28, 2017.
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
The Realized Prices utilized to value our reserves as of September 30, 2017 and September 30, 2016 were $44.59 per Bbl for oil, $16.55 per Bbl for NGL and $2.16 per Mcf for natural gas, and $36.39 per Bbl for oil, $10.91 per Bbl for NGL and $1.65 per Mcf for natural gas, respectively. The Realized Prices used to estimate proved reserves as of all period end dates do not include derivative transactions. The unamortized cost of our evaluated oil and natural gas properties did not exceed the full cost ceiling amount as of September 30, 2017, June 30, 2017, March 31, 2017, September 30, 2016 or June 30, 2016. See Note 2.g to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for our discussion of our 2016 first-quarter full cost ceiling impairment.
We have entered into a number of derivative contracts that have enabled us to offset a portion of the changes in our cash flow caused by price fluctuations for our sales of oil, NGL and natural gas, as discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Core areas of operations
The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. As of September 30, 2017, we had assembled 125,466 net acres in the Permian Basin.
Sources of our revenue
Our revenues are derived from the sale of produced oil, NGL and natural gas within the continental United States, the sale of purchased oil and providing midstream services to third parties. Our revenues do not include the effects of derivatives. For the three months ended September 30, 2017, our revenues were comprised of: 54% sales of produced oil, 13% sales of produced NGL, 10% sales of produced natural gas, 22% sales of purchased oil and 1% midstream services. For the nine months ended September 30, 2017, our revenues were comprised of: 54% sales of produced oil, 12% sales of produced NGL, 10% sales of produced natural gas, 23% sales of purchased oil and 1% midstream services. Our oil, NGL and natural gas revenues may vary significantly from period to period as a result of changes in volumes of production and/or changes in commodity prices. Our sales of purchased oil revenue may vary due to changes in oil prices. Our midstream service revenues may vary due to oil throughput fees and the level of services provided to third parties for (i) gathered natural gas, (ii) gas lift fees and (iii) water services.

Results of operations consolidated
For the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016
Oil, NGL and natural gas sales volumes, revenues and prices
The following table sets forth information regarding oil, NGL and natural gas sales volumes, revenues and average sales prices, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Sales volumes:
Oil (MBbl)	2,425	2,150	7,027	6,168
NGL (MBbl)	1,491	1,272	4,187	3,491
Natural gas (MMcf)	9,630	7,766	26,154	21,600
Oil equivalents (MBOE)(1)(2)	5,521	4,718	15,573	13,260
Average daily sales volumes (BOE/D)(2)	60,011	51,276	57,044	48,392
% Oil	44%	46%	45%	47%
Oil, NGL and natural gas sales (in thousands):
Oil	$110,194	$84,083	$313,875	$218,478
NGL	27,700	14,678	68,329	37,850
Natural gas	19,664	16,044	55,927	34,145
Total oil, NGL and natural gas sales	$157,558	$114,805	$438,131	$290,473
Average sales prices:
Oil, realized ($/Bbl)(3)	$45.44	$39.10	$44.67	$35.42
NGL, realized ($/Bbl)(3)	$18.58	$11.54	$16.32	$10.84
Natural gas, realized ($/Mcf)(3)	$2.04	$2.07	$2.14	$1.58
Average price, realized ($/BOE)(3)	$28.54	$24.34	$28.13	$21.91
Oil, hedged ($/Bbl)(4)	$50.72	$57.57	$49.08	$57.76
NGL, hedged ($/Bbl)(4)	$17.98	$11.54	$15.90	$10.84
Natural gas, hedged ($/Mcf)(4)	$2.10	$2.31	$2.17	$2.18
Average price, hedged ($/BOE)(4)	$30.80	$33.15	$30.07	$33.27
________________________________________________________________________

(1)	BOE is calculated using a conversion rate of six Mcf per one Bbl.

(2)	The volumes presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

(3)
Realized oil, NGL and natural gas prices are the actual prices realized at the wellhead adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. The prices presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

(4)
Hedged prices reflect the after-effect of our hedging transactions on our average sales prices. Our calculation of such after-effects includes current period settlements of matured derivatives in accordance with GAAP and an adjustment to reflect premiums incurred previously or upon settlement that are attributable to instruments that settled in the period. The prices presented are based on actual results and are not calculated using the rounded numbers presented in the table above and below.

The following table presents cash settlements received (paid) for matured derivatives and premiums incurred previously or upon settlement attributable to instruments that settled during the periods utilized in our calculation of the hedged prices presented above:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Cash settlements received (paid) for matured derivatives:
Oil	$13,182	$42,442	$33,399	$144,750
NGL	(897)	—	(1,761)	—
Natural gas	1,350	1,865	3,153	12,876
Total	$13,635	$44,307	$34,791	$157,626
Premiums paid attributable to contracts that matured during the respective period:
Oil	$(362)	$(2,709)	$(2,383)	$(6,972)
Natural gas	(769)	—	(2,301)	—
Total	$(1,131)	$(2,709)	$(4,684)	$(6,972)

Changes in average realized sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended September 30, 2017 and 2016:

(in thousands)	Oil	NGL	Natural gas	Total net effect of change
2016 Revenues	$84,083	$14,678	$16,044	$114,805
Effect of changes in average realized sales prices	15,378	10,502	(230)	25,650
Effect of changes in sales volumes	10,733	2,520	3,850	17,103
2017 Revenues	$110,194	$27,700	$19,664	$157,558
Changes in average realized sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the nine months ended September 30, 2017 and 2016:

(in thousands)	Oil	NGL	Natural gas	Total net effect of change
2016 Revenues	$218,478	$37,850	$34,145	$290,473
Effect of changes in average realized sales prices	64,985	22,935	14,583	102,503
Effect of changes in sales volumes	30,412	7,544	7,199	45,155
2017 Revenues	$313,875	$68,329	$55,927	$438,131
Oil revenue. Our oil revenue is a function of oil production volumes sold and average sales prices received for those volumes. The increase in oil revenue of $26.1 million, or 31%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 is due to a 16% increase in average oil prices realized and a 13% increase in oil sales volumes.
The increase in oil revenue of $95.4 million, or 44%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 is due to a 26% increase in average oil prices realized and a 14% increase in oil sales volumes.
NGL revenue. Our NGL revenue is a function of NGL production volumes sold and average sales prices received for those volumes. The increase in NGL revenue of $13.0 million, or 89%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 is due to a 61% increase in average NGL prices realized and a 17% increase in NGL sales volumes.
The increase in NGL revenue of $30.5 million, or 81%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 is due to a 51% increase in average NGL prices realized and a 20% increase in NGL sales volumes.
Natural gas revenue. Our natural gas revenue is a function of natural gas production volumes sold and average sales prices received for those volumes. The increase in natural gas revenue of $3.6 million, or 23%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 is due to a 24% increase in natural gas sales volumes partially offset by a 1% decrease in average natural gas prices realized.

The increase in natural gas revenue of $21.8 million, or 64%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 is due to a 35% increase in average natural gas prices realized and a 21% increase in natural gas sales volumes.
Costs and expenses
The following table sets forth information regarding costs and expenses and average costs per BOE sold for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except for per BOE sold data)	2017	2016	2017	2016
Costs and expenses:
Lease operating expenses	$19,594	$18,177	$56,690	$57,920
Production and ad valorem taxes	9,558	7,066	26,811	21,483
Midstream service expenses	1,174	1,039	2,986	2,826
Costs of purchased oil	47,385	44,232	141,661	121,190
General and administrative:
Cash	16,034	16,454	45,728	46,496
Non-cash stock-based compensation, net of amounts capitalized	8,966	9,651	26,877	19,562
Depletion, depreciation and amortization	41,212	35,158	113,327	110,813
Impairment expense	—	—	—	162,027
Other operating expenses	1,443	2,465	3,906	4,169
Total	$145,366	$134,242	$417,986	$546,486
Average costs per BOE sold(1):
Lease operating expenses	$3.55	$3.85	$3.64	$4.37
Production and ad valorem taxes	1.73	1.50	1.72	1.62
Midstream service expenses	0.21	0.22	0.19	0.21
General and administrative:
Cash	2.90	3.49	2.94	3.51
Non-cash stock-based compensation, net of amounts capitalized	1.62	2.05	1.73	1.48
Depletion, depreciation and amortization	7.46	7.45	7.28	8.36
Total	$17.47	$18.56	$17.50	$19.55
________________________________________________________________________

(1)	Average costs per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.
Lease operating expenses. Lease operating expenses, which include workover expenses, increased by $1.4 million, or 8%, and decreased by $1.2 million, or 2%, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. On a per BOE sold basis, lease operating expenses decreased 8% and 17% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 mainly due to previous investments in field infrastructure. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to lease operating expenses.
Production and ad valorem taxes. Production and ad valorem taxes increased by $2.5 million, or 35%, and $5.3 million, or 25%, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The quarter-over-quarter increase is due to a $1.5 million increase in production taxes and a $1.0 million increase in ad valorem taxes. The year-to-date increase over the comparable period in 2016 is due to a $6.6 million increase in production taxes partially offset by a $1.3 million decrease in ad valorem taxes. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas revenue. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.
Midstream service expenses. See "—Results of operations - midstream and marketing" for a discussion of these expenses.
Costs of purchased oil. See "—Results of operations - midstream and marketing" for a discussion of these expenses.

General and administrative ("G&A"). G&A decreased by $1.1 million, or 4%, and increased by $6.5 million, or 10%, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The quarter-over-quarter decrease is mainly due to an overall reduction in employee-related costs, partially offset by an increase in professional fees for the three months ended September 30, 2017 compared to the same period in 2016. The year-to-date increase over the comparable period in 2016 is mainly due to an increase in stock-based compensation, net of amounts capitalized, resulting from a greater number performance share awards granted to a larger base of management and employees during the nine months ended September 30, 2017 compared to the same period in 2016.
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
Our performance share awards are accounted for as equity awards and are included in stock-based compensation expense. The fair values for each of our performance share awards issued were based on a projection of the performance of our stock price relative to a peer group, defined in each performance share award agreement, utilizing a forward-looking Monte Carlo simulation. The fair values for each of our performance share awards will not be re-measured after the initial grant-date valuation and are being expensed on a straight-line basis over the associated three-year requisite service periods.
See Notes 2.n and 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our stock-based compensation.
Depletion, depreciation and amortization ("DD&A"). The following table sets forth the components of our DD&A for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except for per BOE sold data)	2017	2016	2017	2016
Depletion of evaluated oil and natural gas properties	$37,538	$31,679	$102,290	$100,136
Depreciation of midstream service assets	2,241	2,036	6,569	6,204
Depreciation and amortization of other fixed assets	1,433	1,443	4,468	4,473
Total DD&A	$41,212	$35,158	$113,327	$110,813
DD&A increased by $6.1 million, or 17%, and $2.5 million, or 2%, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The quarter-over-quarter increase is mainly due to an increase in production volumes sold for the three months ended September 30, 2017 compared to the same period in 2016. On a per BOE sold basis, DD&A decreased for the nine months ended September 30, 2017 compared to the same period in 2016, mainly due to positive well results and the impact of our full cost ceiling impairment of $161.1 million recorded as of March 31, 2016.
Impairment expense. Our net book value of evaluated oil and natural gas properties exceeded the full cost ceiling amount as of March 31, 2016, and as a result, we recorded a non-cash full cost ceiling impairment of $161.1 million. There were no comparable full cost ceiling impairments recorded during the nine months ended September 30, 2017. For further discussion of our non-cash full cost ceiling impairment accounting policy, see Note 2.g to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. There were no long-lived assets impairments recorded during the nine months ended September 30, 2017 or 2016. Inventory impairments of $1.0 million were recorded for the nine months ended September 30, 2016. There were no inventory impairments recorded during the nine months ended September 30, 2017. For further discussion of long-lived assets and inventory impairment accounting policies, see Note 2.i to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Non-operating income (expense)
The following table sets forth the components of non-operating income (expense) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Non-operating income (expense):
Gain (loss) on derivatives, net	$(27,441)	$6,850	$38,127	$(43,783)
Income from equity method investee (Note 16.a)	2,371	265	7,910	6,259
Interest expense	(23,697)	(23,077)	(69,590)	(70,294)
Interest and other income	333	33	527	143
Write-off of debt issuance costs	—	—	—	(842)
Loss on disposal of assets, net	(991)	(78)	(400)	(379)
Non-operating expense, net	$(49,425)	$(16,007)	$(23,426)	$(108,896)
Gain (loss) on derivatives, net. The following table presents the changes in the components of gain (loss) on derivatives, net for the periods presented:

(in thousands)	Three months ended September 30, 2017 compared to 2016	Nine months ended September 30, 2017 compared to 2016
Changes in gain (loss) on derivatives, net:
Fair value of derivatives outstanding	$(3,619)	$280,511
Cash settlements received for matured derivatives, net	(30,672)	(122,835)
Cash settlements received for early terminations of derivatives, net	—	(75,766)
Total changes in gain (loss) on derivatives, net	$(34,291)	$81,910
The changes in fair value of derivatives outstanding are the result of new, early-terminated and expiring contracts and the changing relationship between our outstanding contract prices and the future market prices in the forward curves, which we use to calculate the fair value of our derivatives. In general, if no contracts were entered into, terminated or modified, we experience gains during periods of decreasing market prices and losses during periods of increasing market prices. Net cash settlements received for matured derivatives are based on the cash settlement prices of our matured derivatives compared to the prices specified in the derivative contracts.
During the nine months ended September 30, 2017, we received proceeds from a hedge restructuring in which we early terminated a derivative contract swap, resulting in a termination amount due to us of $4.2 million. The $4.2 million was settled in full by applying the proceeds to pay the premium on one new derivative contract collar entered into during the hedge restructuring.
During the nine months ended September 30, 2016, we received proceeds from a hedge restructuring in which we early terminated floors of certain derivative contract collars, resulting in a termination amount due to us of $80.0 million. The $80.0 million was settled in full by applying the proceeds to the premiums on two new derivative contracts entered into as part of the hedge restructuring.
See Notes 2.e, 7 and 8.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.
Income from equity method investee. See "—Results of operations - midstream and marketing" for a discussion of this income.
Interest expense. Interest expense increased by $0.6 million and decreased by $0.7 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. These changes are primarily due to fluctuations in the outstanding balance and floating interest rate on our Senior Secured Credit Facility.
Income tax. Since September 30, 2015, we have recorded a full valuation allowance against our net deferred tax position. As such, our effective tax rate was 0% during the three and nine months ended September 30, 2017 and 2016. For further discussion of our income tax position, see Note 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Results of operations - midstream and marketing
The following table presents selected financial information regarding our midstream and marketing operating segment for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Revenues:
Natural gas sales	$845	$488	$2,486	$488
Midstream service revenues	16,892	15,357	52,630	37,762
Sales of purchased oil	45,814	42,441	135,546	116,670
Total revenues	63,551	58,286	190,662	154,920
Costs and expenses:
Midstream service expenses	12,474	9,079	34,686	22,160
Costs of purchased oil	47,385	44,232	141,661	121,190
General and administrative(1)	2,038	2,222	6,079	5,678
Depreciation and amortization(2)	2,410	2,275	7,045	6,669
Accretion of asset retirement obligations(3)	57	51	165	157
Operating income (loss)	$(813)	$427	$1,026	$(934)
Other financial information:
Income from equity method investee	$2,371	$265	$7,910	$6,259
Interest expense(4)	$1,513	$1,446	$4,340	$4,310
_______________________________________________________________________________

(1)
G&A expenses were allocated to the three months ended September 30, 2017, June 30, 2017, March 31, 2017, September 30, 2016, June 30, 2016 and March 31, 2016 based on the number of employees in the midstream and marketing segment as of the respective three-month period end dates. Certain components of G&A expenses, primarily payroll, deferred compensation and vehicle expenses, were not allocated but were actual expenses for the segment. Land and geology expenses were not allocated to the midstream and marketing segment.

(2)
Depreciation and amortization were actual expenses for the midstream and marketing segment with the exception of the allocation of depreciation of other fixed assets, which was allocated to the three months ended September 30, 2017, June 30, 2017 and March 31, 2017 based on the number of employees in the midstream and marketing segment as of the respective three-month period end dates. Depreciation of other fixed assets was allocated to the three and nine months ended September 30, 2016 based on the number of employees in the midstream and marketing segment as of September 30, 2016. Certain components of depreciation and amortization of other fixed assets, primarily vehicles, were not allocated but were actual expenses for the segment.

(3)	Accretion of asset retirement obligations were actual expenses and were not allocated.

(4)
Interest expense for the three months ended September 30, 2017, June 30, 2017 and March 31, 2017 was allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of September 30, 2017, June 30, 2017 and March 31, 2017, respectively. Interest expense for the three and nine months ended September 30, 2016 was allocated to the midstream and marketing segment based on gross property and equipment and life-to-date contributions to the Company's equity method investee as of September 30, 2016. Certain components of other fixed assets, primarily vehicles, were not allocated but were actual assets for the segment.

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
Midstream service revenues. Our midstream service revenues increased by $1.5 million and $14.9 million, or 10% and 39%, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. These increases are mainly due to increased volume of water services provided.
Sales of purchased oil. Sales of purchased oil increased by $18.9 million, or 16%, for the nine months ended September 30, 2017 compared to the same period in 2016 due to the increases in oil prices. For these sales of purchased oil, we purchase oil from third parties in West Texas, transport it on the Bridgetex Pipeline and sell it to a third party in the Houston market. The net loss for the nine months ended September 30, 2017 compared to the same period in 2016 on these sales has increased by $1.6 million, or 35%, mainly due to the relative strengthening of the Midland market.
Midstream service expenses. Midstream service expenses increased by $3.4 million and $12.5 million, or 37% and 57%, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Midstream service expenses primarily represent costs incurred to operate and maintain our (i) oil and natural gas gathering and transportation systems and related facilities, (ii) centralized oil storage tanks, (iii) natural gas lift, rig fuel and centralized compression infrastructure and (iv) water storage, recycling and transportation facilities. These increases are due to the continued expansion of the midstream service component of our business.
Costs of purchased oil. Costs of purchased oil increased by $20.5 million, or 17%, for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to the increases in oil prices. These costs include purchasing oil from third parties and transporting it on the Bridgetex Pipeline.
Income from equity method investee. As of September 30, 2017, LMS owned 49% of the ownership units of Medallion. Subsequent to September 30, 2017, LMS and MMH consummated the sale of 100% of the ownership interests in Medallion to an affiliate of GIP. See Note 16.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this sale.
Prior to the sale, we accounted for our investment in Medallion under the equity method of accounting with our proportionate share of net income reflected in the unaudited consolidated statements of operations as "Income from equity method investee" and the carrying amount reflected in the unaudited consolidated balance sheets as "Investment in equity method investee." Income from equity method investee increased by $2.1 million and $1.7 million, or 795% and 26%, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The quarter-over-quarter increase is mainly due to Medallion's transportation fee revenue, resulting from higher throughput volumes partially offset by an increase in Medallion's operating expenses. The year-to-date increase over the comparable period in 2016 is mainly due to Medallion's transportation fee revenue, resulting from higher throughput volumes partially offset by increases in Medallion's depreciation and operating expenses. During the nine months ended September 30, 2017, Medallion continued expansion activities on existing portions of its pipeline infrastructure in order to gather additional third-party oil production. The Medallion pipeline system transported an average of 180,218 barrels of oil per day ("BOPD") and 118,000 BOPD for the three months ended September 30, 2017 and 2016, respectively, and an average of 166,168 BOPD and 100,000 BOPD for the nine months ended September 30, 2017 and 2016, respectively.
See Note 2.h, 12.a and 16.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this investment.
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
On October 30, 2017, LMS, together with MMH, which is owned and controlled by an affiliate of EMG, completed the previously announced Medallion Sale to an affiliate of GIP, for cash consideration of $1.825 billion, subject to customary post-closing adjustments. LMS' net cash proceeds for its 49% ownership interest in Medallion are $829.6 million, before post-closing adjustments and taxes, but after deduction of its proportionate share of fees and other expenses associated with the Medallion Sale. The Medallion Sale closed pursuant to the membership interest purchase and sale agreement, which provides for potential post-closing additional cash consideration that is structured based on GIP's realized profit at exit. There can be no assurance as to when and whether any such additional consideration will be paid.
A portion of the proceeds from the Medallion Sale was used to repay borrowings outstanding on our Senior Secured Credit Facility, and we have called for redemption all $500.0 million aggregate principal amount of our May 2022 Notes. See Notes 16.b and 16.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information.
In January 2017, we completed the sale of 2,900 net acres and working interests in 16 producing vertical wells in the Midland Basin to a third-party buyer for a purchase price of $59.7 million. After transaction costs reflecting an economic effective date of October 1, 2016, the proceeds were $59.5 million, net of working capital and post-closing adjustments. We completed the closing adjustments for this divestiture in May 2017. A portion of these proceeds was used to pay down borrowings on our Senior Secured Credit Facility. The purchase price was recorded as an adjustment to oil and natural gas properties pursuant to the rules governing full cost accounting.
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
We continually seek to maintain a financial profile that provides operational flexibility. As of October 31, 2017, we had the full $1.0 billion borrowing base and aggregate elected commitment available for borrowings under our Senior Secured Credit Facility. We believe that our operating cash flow and the aforementioned liquidity sources provide us with the financial resources to implement our planned exploration and development activities.
We use derivatives to reduce exposure to fluctuations in the prices of oil, NGL and natural gas. See Note 7.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding our derivative settlement indices and our open hedge positions as of September 30, 2017. As of November 2, 2017, we have not entered into additional hedges subsequent to September 30, 2017. By removing a significant portion of the price volatility associated with future production, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices. Our derivative positions will help us stabilize a portion of our expected cash flows from operations in the event of future declines in the prices of oil, NGL and natural gas. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below.
Cash flows
Our cash flows for the periods presented are summarized in the table below:

	Nine months ended September 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$272,051	$245,454
Net cash used in investing activities	(356,893)	(455,895)
Net cash provided by financing activities	72,988	209,647
Net decrease in cash and cash equivalents	$(11,854)	$(794)
Cash flows from operating activities
Net cash provided by operating activities increased by $26.6 million for the nine months ended September 30, 2017 compared to the same period in 2016 mainly due to the price-related increase in oil, NGL and natural gas revenues; however, notable cash changes included (i) a decrease of $125.2 million in cash settlements received for matured and early terminations of derivatives, net of premiums paid, (ii) a cash outflow of $6.4 million related to the settlement of our last tranche of performance unit awards in first-quarter 2016 with no comparable amount incurred in 2017 and (iii) a decrease in working capital outflows of $1.2 million.
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
Cash flows from investing activities
Net cash used in investing activities decreased $99.0 million during the nine months ended September 30, 2017 compared to the same period in 2016 and is mainly attributable to (i) proceeds we received from a January 2017 divestiture of oil and natural gas properties and (ii) a decrease in contributions made to Medallion. The year-over-year increase in total capital expenditures for oil and natural gas properties, midstream service assets and other fixed assets was substantially offset by cash outflow for 2016 acquisitions of oil and natural gas properties. See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of the January 2017 divestiture and the 2016 acquisitions.
Our net cash used in investing activities for the periods presented is summarized in the table below:

	Nine months ended September 30,
(in thousands)	2017	2016
Capital expenditures:
Acquisitions of oil and natural gas properties	$—	$(115,600)
Oil and natural gas properties	(381,165)	(276,735)
Midstream service assets	(11,680)	(4,231)
Other fixed assets	(3,604)	(982)
Investment in equity method investee (Note 16.a)	(24,572)	(58,712)
Proceeds from dispositions of capital assets, net of selling costs	64,128	365
Net cash used in investing activities	$(356,893)	$(455,895)
Capital expenditure budget
During the fourth quarter of 2017, our board of directors approved an increase to the 2017 capital expenditure budget of $100.0 million which represents service cost inflation, additional completion optimization testing and data collection. Our revised capital expenditure budget is $630.0 million for calendar year 2017, excluding acquisitions and investments in Medallion. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.
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
Cash flows from financing activities
For the nine months ended September 30, 2017, our net cash provided by financing activities was the result of borrowings on our Senior Secured Credit Facility partially offset by (i) payments on our Senior Secured Credit Facility, (ii) the purchase of treasury stock to satisfy employees' tax withholding upon vesting of their stock-based compensation awards and (iii) payments for debt issuance costs as a result of entering into the Fifth Amended and Restated Credit Agreement to our Senior Secured Credit Facility. The aforementioned increase in the purchase of treasury stock is mainly due to the increase of our stock price at the restricted stock awards' vest dates, which is utilized to determine the taxable compensation, compared to our stock price at the restricted stock awards' grant dates, which is utilized to determine the number of shares of restricted stock awards to be granted. For the nine months ended September 30, 2016, our primary sources of cash provided by financing activities were borrowings on our Senior Secured Credit Facility and proceeds from our July 2016 Equity Offering and May 2016 Equity Offering, partially offset by payments on our Senior Secured Credit Facility.

Our net cash provided by financing activities for the periods presented is summarized in the table below:

	Nine months ended September 30,
(in thousands)	2017	2016
Borrowings on Senior Secured Credit Facility	$155,000	$214,682
Payments on Senior Secured Credit Facility	(70,000)	(279,682)
Proceeds from issuance of common stock, net of offering costs	—	276,052
Purchase of treasury stock	(7,638)	(1,613)
Proceeds from exercise of stock options	358	208
Payments for debt issuance costs	(4,732)	—
Net cash provided by financing activities	$72,988	$209,647
Debt
As of September 30, 2017, we were a party only to our Senior Secured Credit Facility and the indentures governing our senior unsecured notes.
As of September 30, 2017, we had $1.5 billion in debt outstanding, $845.0 million available for borrowings under our Senior Secured Credit Facility and $20.8 million in cash on hand for total available liquidity of $865.8 million. On October 30, 2017, we used a portion of the proceeds from the Medallion Sale to repay borrowings outstanding under our Senior Secured Credit Facility.
On October 30, 2017, we issued a press release announcing that we have called for redemption all $500.0 million aggregate principal amount of our May 2022 Notes. The redemption date for the May 2022 Notes is November 29, 2017, and holders will receive a redemption price of 103.688% of the principal amount of the May 2022 Notes, plus accrued and unpaid interest from November 1, 2017 through November 28, 2017.
As of October 31, 2017, we had $1.3 billion in debt outstanding, $1.0 billion available for borrowings under our Senior Secured Credit Facility and $735.0 million in cash on hand for total available liquidity of $1.7 billion. The cash on hand amount includes proceeds from the Medallion Sale prior to the redemption of the May 2022 Notes, which is expected to be completed on November 29, 2017.
Senior Secured Credit Facility. As of September 30, 2017, our Senior Secured Credit Facility had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment each of $1.0 billion and $155.0 million outstanding.
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
On October 20, 2017, pursuant to a regular semi-annual redetermination, the lenders reaffirmed the $1.0 billion borrowing base under our Senior Secured Credit Facility. Our aggregate elected commitment of $1.0 billion remained unchanged.
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
Our Senior Secured Credit Facility is secured by a first-priority lien on certain of our assets, including oil and natural gas properties constituting at least 85% of the present value of our proved reserves owned now or in the future. Our Senior Secured Credit Facility contains both financial and non-financial covenants. We were in compliance with these covenants as of September 30, 2017.

Senior unsecured notes. The following table presents principal amounts and applicable interest rates for our outstanding senior unsecured notes as of September 30, 2017:

(in millions, except for interest rates)	Principal	Interest rate
January 2022 Notes	$450.0	5.625%
May 2022 Notes	500.0	7.375%
March 2023 Notes	350.0	6.250%
Total Senior Unsecured Notes	$1,300.0
Refer to Notes 4, 16.b and 16.c of our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the March 2023 Notes, January 2022 Notes, May 2022 Notes and our Senior Secured Credit Facility.
Obligations and commitments
As of September 30, 2017, our contractual obligations included our March 2023 Notes, January 2022 Notes, May 2022 Notes, Senior Secured Credit Facility, drilling contract commitments, firm sale and transportation commitments, derivative deferred premiums, asset retirement obligations and office and equipment leases. From December 31, 2016 to September 30, 2017, the material changes in our contractual obligations included (i) an increase of $85.0 million in outstanding borrowings on our Senior Secured Credit Facility, (ii) a decrease of $71.6 million in our firm sale and transportation commitments, (iii) a decrease of $65.6 million on our interest obligations for our senior unsecured notes as semi-annual interest payments were made in January, March, May, July and September of 2017, (iv) an increase of $18.8 million in deferred premiums mainly due to new derivative contracts and (v) a decrease of $4.9 million for drilling contract commitments (on contracts other than those on a well-by-well basis).
Refer to Notes 2, 4, 7, 8, 11, 16.b and 16.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our contractual obligations.
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

The following presents a reconciliation of net income (loss) (GAAP) to Adjusted EBITDA (non-GAAP):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Net income (loss)	$11,027	$9,485	$140,413	$(242,318)
Plus:
Depletion, depreciation and amortization	41,212	35,158	113,327	110,813
Impairment expense	—	—	—	162,027
Non-cash stock-based compensation, net of amounts capitalized	8,966	9,651	26,877	19,562
Accretion expense	951	883	2,822	2,587
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	27,441	(6,850)	(38,127)	43,783
Cash settlements received for matured derivatives, net	13,635	44,307	34,791	157,626
Cash settlements received for early terminations of derivatives, net	—	—	4,234	80,000
Cash premiums paid for derivatives	(1,448)	(2,709)	(13,542)	(86,972)
Interest expense	23,697	23,077	69,590	70,294
Write-off of debt issuance costs	—	—	—	842
Loss on disposal of assets, net	991	78	400	379
Income from equity method investee	(2,371)	(265)	(7,910)	(6,259)
Proportionate Adjusted EBITDA of equity method investee(1)	6,789	5,194	19,755	13,981
Adjusted EBITDA	$130,890	$118,009	$352,630	$326,345
_______________________________________________________________________________

(1)	Proportionate Adjusted EBITDA of Medallion, our equity method investee, is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Income from equity method investee	$2,371	$265	$7,910	$6,259
Adjusted for proportionate share of:
Depreciation and amortization	4,418	4,929	11,845	7,722
Proportionate Adjusted EBITDA of equity method investee	$6,789	$5,194	$19,755	$13,981
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
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2017. For our other critical accounting policies and procedures, please see our disclosure of critical accounting policies in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2016 Annual Report. Additionally, see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for a discussion of additional accounting policies and estimates made by management.
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
Commodity price exposure
Due to the inherent volatility in oil, NGL and natural gas prices, we use derivatives, such as puts, swaps, collars, basis swaps and call spreads to hedge price risk associated with a significant portion of our anticipated production. By removing a portion of the price volatility associated with future production, we expect to reduce, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices. We have not elected hedge accounting on these derivatives and, therefore, the gains and losses on open positions are reflected in earnings. At each period end, we estimate the fair values of our derivatives using an independent third-party valuation and recognize the associated gain or loss in our unaudited consolidated statements of operations included elsewhere in this Quarterly Report.
The fair values of our derivatives are largely determined by estimates of the forward curves of the relevant price indices. As of September 30, 2017, a 10% change in the forward curves associated with our derivatives would have changed our net positions to the following amounts:

(in thousands)	10% Increase	10% Decrease
Derivatives	$(17,128)	$51,649
As of September 30, 2017 and December 31, 2016, the net fair values of our open derivative contracts were $15.4 million and $3.0 million, respectively. Refer to Notes 2.e, 7 and 8.a of our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional disclosures regarding our derivatives.
Interest rate risk
The expected maturity years, carrying amounts and fixed interest rates on our long-term debt as of September 30, 2017 and the Senior Secured Credit Facility's average floating interest rate for the nine months ended September 30, 2017 were as follows:

	Expected maturity year
(in millions except for interest rates)	2022	2023
Senior Secured Credit Facility - floating rate	$155.0	$—
Average interest rate	2.826%	—%
January 2022 Notes - fixed rate	$450.0	$—
Interest rate	5.625%	—%
May 2022 Notes - fixed rate	$500.0	$—
Interest rate	7.375%	—%
March 2023 Notes - fixed rate	$—	$350.0
Interest rate	—%	6.250%
Counterparty and customer credit risk
As of September 30, 2017, our principal exposures to credit risk were through receivables of (i) $62.1 million from sales of our oil, NGL and natural gas production that we market to energy marketing companies and refineries, (ii) $20.0 million from the fair values of our open derivative contracts, (iii) $15.6 million from sales of purchased oil and other products, (iv) $8.7 million from joint-interest partners and (v) $3.3 million from matured derivatives.
We are subject to credit risk due to the concentration of (i) our oil, NGL and natural gas receivables with several significant customers and (ii) our sales of purchased oil receivable with one customer. On occasion we require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
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

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Laredo's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were effective as of September 30, 2017. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Laredo's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 3, 2017, Shell filed an Original Petition and Request for Disclosure in the District Court of Harris County, Texas, alleging that the crude oil purchase agreement entered into between Shell and Laredo effective October 1, 2016 does not accurately reflect the compensation to be paid to Shell under certain circumstances due to a drafting mistake. Shell seeks reformation of one clause of the crude oil purchase agreement on the grounds of alleged mutual mistake or, in the alternative, unilateral mistake, an award of the amounts Shell alleges it should have been or should be paid under the agreement, court costs and attorneys’ fees. The Company does not believe there was a drafting mistake made in the crude oil purchase agreement. The Company believes it has substantive defenses and intends to vigorously defend its position. The Company is unable to determine a probability of the outcome of this litigation at this time.
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
Item 2.    Repurchase of Equity Securities

Period	Total number of shares withheld(1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
July 1, 2017 - July 31, 2017	628	$10.52	—	—
August 1, 2017 - August 31, 2017	2,291	$12.80	—	—
September 1, 2017 - September 30, 2017	411	$12.70	—	—
Total	3,330
______________________________________________________________________________

(1)	Represents shares that were withheld by us to satisfy employee tax withholding obligations that arose upon the lapse of restrictions on restricted stock awards.
Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures

Not applicable.
Item 5.    Other Information

Item 7.01. Regulation FD Disclosure.

Attached as Exhibit 99.1 and incorporated herein by reference are unaudited pro forma condensed consolidated financial statements (the "Pro Forma Financial Statements") that give effect to the Medallion Sale, the repayment of the Senior Secured Credit Facility and the pending redemption of the May 2022 Notes (the "Subsequent Transactions"). We are voluntarily furnishing the Pro Forma Financial Statements, updated from the unaudited pro forma condensed consolidated financial statements included in the Form 8-K filed on October 30, 2017, which were based on prior financial statements, to assist investors in better understanding the impact of the Subsequent Transactions. See Notes 2.h and 16 included elsewhere in this Quarterly Report for additional discussion of the Subsequent Transactions.

Included in the Pro Forma Financial Statements are (i) an unaudited pro forma condensed consolidated balance sheet that has been prepared as if the Subsequent Transactions occurred as of September 30, 2017 and (ii) an unaudited pro forma condensed consolidated statement of operations for the nine months ended September 30, 2017 that has been prepared as if the Subsequent Transactions occurred on January 1, 2017. The Pro Forma Financial Statements furnished herewith are presented for illustrative purposes only and do not purport to represent what our results of operations or financial position would actually have been had the Subsequent Transactions occurred on the dates noted above, or to project our results of operations or financial position for any future periods. The Pro Forma Financial Statements are based on certain assumptions and adjustments described in the notes thereto and should be read together with the historical consolidated financial statements and the related notes included herein and in our 2016 Annual Report.
The information set forth under this Item 5 is intended to be furnished under this Item 5 and also "Item 7.01, Regulation FD Disclosure" of Form 8-K. Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
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
We understand that one or more SEC-reporting affiliates of SAMIH intends to disclose in its next annual or quarterly SEC report that:
(a) Santander UK plc ("Santander UK") holds two savings accounts and one current account for two customers resident in the United Kingdom ("UK") who are currently designated by the US under the Specially Designated Global Terrorist ("SDGT") sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2017 were negligible relative to the overall revenues and profits of Banco Santander SA.
(b) Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the nine months ended September 30, 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the nine months ended September 30, 2017.

Item 6.    Exhibits

Exhibit Number	Description
2.1
Membership Interest Purchase and Sale Agreement, dated as of October 1, 2017, by and among Medallion Midland Acquisition, LLC, Medallion Gathering & Processing, LLC, Laredo Midstream Services, LLC, and Medallion Midstream Holdings, LLC (incorporated by reference to Exhibit 2.1 of Laredo’s Current Report on Form 8-K (File No. 001-35380) filed on October 30, 2017).

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
10.1
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of October 24, 2017, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors, and the banks signatory thereto (incorporated by reference to Exhibit 10.1 of Laredo’s Current Report on Form 8-K (File No. 001-35380) filed on October 30, 2017).

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
99.1**
September 30, 2017 unaudited pro forma condensed consolidated financial information of Laredo Petroleum, Inc., which gives pro forma effect to the following items: (i) the sale of the Company's ownership interests in Medallion, (ii) the repayment of the Company's senior secured credit facility and (iii) the redemption of the May 2022 Notes.

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

LAREDO PETROLEUM, INC.

Date: November 2, 2017	By:	/s/ Randy A. Foutch
Randy A. Foutch
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 2, 2017	By:	/s/ Richard C. Buterbaugh
Richard C. Buterbaugh
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 2, 2017	By:	/s/ Michael T. Beyer
Michael T. Beyer
Vice President - Controller and Chief Accounting Officer
(principal accounting officer)