Form 10-Q
period 2018-03-31
Laredo Petroleum, Inc.
filed 2018-05-03
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018
 or
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of April 30, 2018: 235,162,018

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

•
our ability to maintain the borrowing capacity under our Fifth Amended and Restated     Senior Secured Credit Facility (as amended, the "Senior Secured Credit Facility") or access other means of obtaining capital and liquidity, especially during periods of sustained low commodity prices;

•
restrictions contained in our debt agreements, including our Senior Secured Credit Facility and the indentures governing our senior unsecured notes, as well as debt that could be incurred in the future;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to generate sufficient cash to service our indebtedness, fund our capital requirements and generate future profits;

•	the impact of share repurchases or our suspension or discontinuation of the share repurchase program at any time;

•	the potential impact on production of oil, NGL and natural gas from our wells due to tighter spacing of our wells;

•	our ability to hedge and regulations that affect our ability to hedge;

•	revisions to our reserve estimates as a result of changes in commodity prices and other uncertainties;

•	impacts to our financial statements as a result of impairment write-downs;

•
the potentially insufficient refining capacity in the United States Gulf Coast to refine all of the light sweet crude oil being produced in the United States, which could result in widening price discounts to world crude prices and potential shut-in of production due to lack of sufficient markets;

•	risks related to the geographic concentration of our assets;

•
changes in the regulatory environment and changes in U.S. or international legal, political, administrative or economic conditions, including regulations that prohibit or restrict our ability to apply hydraulic fracturing to our oil and natural gas wells and to access and dispose of water used in these operations;

•	legislation or regulations that prohibit or restrict our ability to drill new allocation wells;

•	our ability to execute our strategies;

•	competition in the oil and natural gas industry;

•	the adverse outcome and impact of litigation, legal proceedings, investigations and insurance or other claims, including the adverse outcome and impact of pending or protracted litigation;

•	drilling and operating risks, including risks related to hydraulic fracturing activities;

•
our ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to our financial results and to successfully integrate acquired businesses, assets and properties;

•	our ability to comply with federal, state and local regulatory requirements; and

•	the impact of the new tax laws enacted on December 22, 2017.
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report, under "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Annual Report"), and those set forth from time to time in our other filings with the Securities and Exchange Commission (the "SEC"). These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$55,889	$112,159
Accounts receivable, net	97,843	100,645
Derivatives	15,442	6,892
Other current assets	16,019	15,686
Total current assets	185,193	235,382
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	6,240,743	6,070,940
Unevaluated properties not being depleted	160,097	175,865
Less accumulated depletion and impairment	(4,699,395)	(4,657,466)
Oil and natural gas properties, net	1,701,445	1,589,339
Midstream service assets, net	137,944	138,325
Other fixed assets, net	42,860	40,721
Property and equipment, net	1,882,249	1,768,385
Derivatives	4,541	3,413
Other noncurrent assets, net	15,548	16,109
Total assets	$2,087,531	$2,023,289
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$88,857	$58,341
Accrued capital expenditures	39,385	82,721
Undistributed revenue and royalties	40,393	37,852
Derivatives	17,628	22,950
Other current liabilities	53,403	75,555
Total current liabilities	239,666	277,419
Long-term debt, net	847,300	791,855
Derivatives	325	384
Asset retirement obligations	54,835	53,962
Other noncurrent liabilities	3,575	134,090
Total liabilities	1,145,701	1,257,710
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized and 238,320,332 and 242,521,143 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2,383	2,425
Additional paid-in capital	2,380,917	2,432,262
Accumulated deficit	(1,441,470)	(1,669,108)
Total stockholders' equity	941,830	765,579
Total liabilities and stockholders' equity	$2,087,531	$2,023,289

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2018	2017
Revenues:
Oil sales	$150,914	$99,467
NGL sales	28,360	20,828
Natural gas sales	18,160	18,441
Midstream service revenues	2,359	2,999
Sales of purchased oil	59,903	47,271
Total revenues	259,696	189,006
Costs and expenses:
Lease operating expenses	21,951	16,992
Production and ad valorem taxes	11,812	8,781
Midstream service expenses	693	916
Costs of purchased oil	60,664	50,256
General and administrative	24,725	25,597
Depletion, depreciation and amortization	45,553	34,112
Other operating expenses	1,106	1,026
Total costs and expenses	166,504	137,680
Operating income	93,192	51,326
Non-operating income (expense):
Gain on derivatives, net	9,010	36,671
Income from equity method investee (see Note 3.a)	—	3,068
Interest expense	(13,518)	(22,720)
Interest and other income	453	145
Loss on disposal of assets, net	(2,617)	(214)
Non-operating income (expense), net	(6,672)	16,950
Income before income taxes	86,520	68,276
Income tax:
Deferred	—	—
Total income tax	—	—
Net income	$86,520	$68,276
Net income per common share:
Basic	$0.36	$0.29
Diluted	$0.36	$0.28
Weighted-average common shares outstanding:
Basic	238,228	238,505
Diluted	239,319	244,379

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statement of stockholders' equity
(in thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2017	242,521	$2,425	$2,432,262	—	$—	$(1,669,108)	$765,579
Adjustment to the beginning balance of accumulated deficit upon adoption of ASC 606 (see Note 4.a)	—	—	—	—	—	141,118	141,118
Restricted stock awards	3,052	30	(30)	—	—	—	—
Restricted stock forfeitures	(13)	—	—	—	—	—	—
Share repurchases	—	—	—	6,728	(58,475)	—	(58,475)
Vested stock exchanged for tax withholding	—	—	—	512	(4,353)	—	(4,353)
Retirement of treasury stock	(7,240)	(72)	(62,756)	(7,240)	62,828	—	—
Stock-based compensation	—	—	11,441	—	—	—	11,441
Net income	—	—	—	—	—	86,520	86,520
Balance, March 31, 2018	238,320	$2,383	$2,380,917	—	$—	$(1,441,470)	$941,830

The accompanying notes are an integral part of this unaudited consolidated financial statement.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$86,520	$68,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	45,553	34,112
Non-cash stock-based compensation, net	9,339	9,224
Mark-to-market on derivatives:
Gain on derivatives, net	(9,010)	(36,671)
Settlements (paid) received for matured derivatives, net	(2,236)	7,451
Change in net present value of derivative deferred premiums	211	41
Premiums paid for derivatives	(4,024)	(2,107)
Amortization of debt issuance costs	793	1,053
Income from equity method investee (see Note 3.a)	—	(3,068)
Other, net	4,304	1,212
Decrease in accounts receivable	1,147	7,996
Increase in other current assets	(2,483)	(1,591)
Increase in other noncurrent assets	(100)	—
Increase in accounts payable and accrued liabilities	30,516	3,813
Increase in undistributed revenues and royalties	2,541	171
Decrease in other current liabilities	(16,226)	(26,084)
Decrease in other noncurrent liabilities	(374)	(44)
Net cash provided by operating activities	146,471	63,784
Cash flows from investing activities:
Capital expenditures:
Oil and natural gas properties	(195,025)	(110,542)
Midstream service assets	(3,362)	(1,731)
Other fixed assets	(3,963)	(1,203)
Proceeds from disposition of equity method investee, net of selling costs (see Note 3.a)	1,655	—
Proceeds from dispositions of capital assets, net of selling costs	1,021	59,515
Net cash used in investing activities	(199,674)	(53,961)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	55,000	50,000
Payments on Senior Secured Credit Facility	—	(55,000)
Share repurchases	(53,714)	—
Vested stock exchanged for tax withholding	(4,353)	(7,501)
Proceeds from exercise of stock options	—	358
Net cash used in financing activities	(3,067)	(12,143)
Net decrease in cash and cash equivalents	(56,270)	(2,320)
Cash and cash equivalents, beginning of period	112,159	32,672
Cash and cash equivalents, end of period	$55,889	$30,352

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 1—Organization and basis of presentation
a.    Organization
Laredo Petroleum, Inc. ("Laredo"), together with its wholly-owned subsidiaries, Laredo Midstream Services, LLC ("LMS") and Garden City Minerals, LLC ("GCM"), is an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties, and midstream and marketing services, primarily in the Permian Basin of West Texas. LMS and GCM (together, the "Guarantors") guarantee all of Laredo's debt instruments. In these notes, the "Company" refers to Laredo, LMS and GCM collectively, unless the context indicates otherwise. All amounts, dollars and percentages presented in these unaudited consolidated financial statements and the related notes are rounded and, therefore, approximate.
b.    Basis of presentation
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
The accompanying unaudited consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2017 is derived from audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of March 31, 2018 and results of operations and cash flows for each of the three months ended March 31, 2018 and 2017.
Certain disclosures have been condensed or omitted from these unaudited consolidated financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2017 Annual Report.
Significant accounting policies
See Note 2 "Basis of presentation and significant accounting policies" in the 2017 Annual Report for discussion of significant accounting policies.
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
For further information regarding the estimates and assumptions, see Note 2.b "Use of estimates in the preparation of consolidated financial statements" in the 2017 Annual Report. Furthermore, see Note 7.c for a discussion of estimates pertaining to the Company's 2018 performance share awards.
Reclassifications
Certain amounts in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 2018 presentation. These reclassifications had no impact on previously reported total assets, total liabilities, net income, stockholders' equity or total operating, investing or financing cash flows.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 2—Recently issued or adopted accounting pronouncements
The Company considers the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") to the FASB Accounting Standards Codification ("ASC"). The discussion of the ASUs listed below were determined to be meaningful to the Company's consolidated financial statements and/or footnotes during the three months ended March 31, 2018.
a.    Revenue recognition
On January 1, 2018 the Company adopted Accounting Standard Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective approach of adoption. ASC 606 supersedes previous revenue recognition requirements in ASC 605, Revenue Recognition ("ASC 605"), and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In addition, the new standard requires significantly expanded disclosures related to the nature, timing, amount and uncertainty of revenue and cash flows arising from contracts with customers. See Note 4 for further discussion of the ASC 606 adoption impact on the Company's unaudited consolidated financial statements and the Company's revenue recognition policies.
b.    Leases
In February 2016, the FASB issued new guidance in ASC 842, Leases ("ASC 842"), which will supersede the current guidance in ASC 840, Leases. The core principle of the new guidance is that a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for leases currently classified as operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election, by class of underlying asset, not to recognize lease assets and lease liabilities. In January 2018, the FASB issued new guidance in ASC 842 to provide an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under ASC 840.
The amendments in these ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the potential impact of adopting this guidance, and the primary effect will be to record assets and obligations for contracts currently recognized as operating leases with a term greater than 12 months and to evaluate operating leases with a term less than or equal to 12 months for accounting policy election. The Company does not intend to adopt the standard early.
c.    Business combinations
In January 2017, the FASB issued new guidance in ASC 805, Business Combinations, to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments in this ASU require that to be considered a business, a set must include, at a minimum, an input and a substantive process that, together, significantly contribute to the ability to create an output.
The primary effect of adoption of this ASU is that, depending on the facts and circumstances of each transaction, more transactions could be accounted for as acquisitions of assets. The Company adopted this ASU on January 1, 2018 on a prospective basis, and the adoption did not have an effect on its consolidated financial statements.
Note 3—Divestitures
a.    2017 Medallion sale
Medallion Gathering & Processing, LLC, a Texas limited liability company formed on October 12, 2012, which, together with its wholly-owned subsidiaries (collectively, "Medallion"), was established for the purpose of developing midstream solutions and providing midstream infrastructure to bring oil to market from the Midland Basin. Prior to the Medallion Sale (defined below), LMS held 49% of Medallion's ownership units. LMS and the third-party 51% interest-holder agreed that the voting rights of Medallion, the profit and loss sharing and the additional capital contribution requirements would be equal to the ownership unit percentage held. Additionally, Medallion required a super-majority vote of 75% for many key operating and business decisions. The Company determined that Medallion was a variable interest entity ("VIE"). However, LMS was not considered to be the primary beneficiary of the VIE because LMS did not have the power to direct the

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

activities that most significantly affected Medallion's economic performance. As such, prior to the Medallion Sale, Medallion was accounted for under the equity method of accounting. The Company's proportionate share of Medallion's net income is reflected in the unaudited consolidated statements of operations on the "Income from equity method investee" line item.
On October 30, 2017, LMS, together with Medallion Midstream Holdings, LLC, which is owned and controlled by an affiliate of the third-party interest-holder, The Energy & Minerals Group, completed the sale of 100% of the ownership interests in Medallion to an affiliate of Global Infrastructure Partners ("GIP") for cash consideration of $1.825 billion (the "Medallion Sale"). LMS' net cash proceeds for its 49% ownership interest in Medallion in 2017 were $829.6 million, before post-closing adjustments and taxes, but after deduction of its proportionate share of fees and other expenses associated with the Medallion Sale. On February 1, 2018, closing adjustments were finalized and LMS received additional net cash of $1.7 million for total net cash proceeds before taxes of $831.3 million. The proceeds were used to pay in-full borrowings on the Senior Secured Credit Facility, to redeem the May 2022 Notes (as defined below) and for working capital purposes. The Medallion Sale closed pursuant to the membership interest purchase and sale agreement, which provides for potential post-closing additional cash consideration that is structured based on GIP's realized profit at exit. There can be no assurance as to when and whether the additional consideration will be paid. The Medallion Sale does not represent a strategic shift and will not have a major effect on the Company's future operations or financial results.
LMS has a Transportation Services Agreement (the "TA") with a wholly-owned subsidiary of Medallion under which LMS receives firm transportation of the Company's crude oil production from Reagan and Glasscock County, Texas to Colorado City, Texas that continues to be in effect after the Medallion Sale. Historically, the Company's crude oil purchasers have fulfilled the commitment by transporting crude oil, purchased from the Company, under the TA, as agent. As a result of the Company's continuing involvement with Medallion by guaranteeing cash flows under the TA, the Company recorded a deferred gain in the amount of its maximum exposure to loss related to such guarantees that would have been amortized over the TA's firm commitment transportation term through 2024 had the Company not adopted new revenue recognition guidance on January 1, 2018. The deferred gain is included in the unaudited consolidated balance sheets in each of the "Other current liabilities" and "Other noncurrent liabilities" line items as of December 31, 2017. See Note 4.a for discussion of the impact to the deferred gain upon the adoption of ASC 606.
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
c.    Exchange of unevaluated oil and natural gas properties
From time to time, the Company exchanges undeveloped acreage with third parties. The exchanges are recorded at fair value and the difference is accounted for as an adjustment of capitalized costs with no gain or loss recognized pursuant to the rules governing full cost accounting, unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil, NGL and natural gas.
Note 4—Revenue recognition
a.    Impact of ASC 606 adoption
Upon adoption of ASC 606 on January 1, 2018, for the three months ended March 31, 2018, the Company reclassified certain deficiency payments due to customers, historically presented in the "Other operating expenses" line item in the unaudited consolidated statements of operations, and netted them with the revenue stream from which they derive as these payments to customers do not relate to the provision of a distinct good or service to the customer. In addition, there was an impact upon adoption related to the treatment of the gain on the Medallion Sale.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The impact of the adoption of ASC 606 on the results of operations for the three months ended March 31, 2018 is as follows:

(in thousands)	As computed under ASC 605	As reported under ASC 606	Increase/(decrease)
Revenues:
Oil sales	$151,058	$150,914	$(144)
NGL sales	$28,360	$28,360	$—
Natural gas sales	$18,160	$18,160	$—
Costs and expenses:
Other operating expenses	$1,250	$1,106	$(144)

Net income	$86,520	$86,520	$—
At December 31, 2017, the Medallion Sale was accounted for under the real estate guidance in ASC 360-20, Property, Plant, and Equipment ("ASC 360-20"), and the Company's maximum exposure to loss associated with future commitments under the TA was $141.1 million that was not recorded in the Company's unaudited consolidated balance sheets. Under ASC 360-20, as a result of the Company’s continuing involvement with Medallion by guaranteeing cash flows under the TA, the Company recorded a deferred gain in the amount of its maximum exposure to loss related to such guarantees. This deferred gain would have been amortized over the TA's firm commitment transportation term through 2024 had the Company not adopted ASC 606 on January 1, 2018. See Note 3.a for further discussion of the Medallion Sale and the TA.
Upon the adoption of ASC 606, the guidance in ASC 360-20 was superseded by ASC 860, Transfers and Servicing ("ASC 860"). The Medallion Sale is within the scope of ASC 860 and qualifies for sale accounting and recognition of the previously deferred gain because as of the date of the Medallion Sale (i) the Company transferred and legally isolated its full interests in Medallion to GIP, (ii) GIP received the right to pledge or exchange Medallion ownership interests at its full discretion and (iii) the Company did not have effective control over Medallion. Therefore, the deferred gain of $141.1 million was recognized as an adjustment to the beginning balance of accumulated deficit, presented in the unaudited consolidated statements of stockholders' equity, in accordance with the modified retrospective approach of adoption.
b.   Revenue recognition
Oil, NGL and natural gas revenues are generally recognized at the point in time that control of the product is transferred to the customer. Midstream service revenues are generated through fees for products and services that need to be delivered by midstream infrastructure, including oil and liquids-rich natural gas gathering services as well as rig fuel, natural gas lift and water delivery, recycling and takeaway (collectively, "Midstream Services") and are recognized over time as the customer benefits from these services when provided. A more detailed summary of the underlying contracts that give rise to the Company's revenue and method of recognition is included below.
Oil sales and sales of purchased oil
Under its oil sales contracts, the Company sells produced or purchased oil at the delivery point specified in the contract and collects an agreed-upon index price, net of pricing differentials. The delivery point may be at the wellhead, the inlet of the purchaser’s pipeline or nominated pipeline or the Company's truck unloading facility. At the delivery point, the purchaser typically takes custody, title and risk of loss of the product and, therefore, control as defined under ASC 606 typically passes at the delivery point. The Company recognizes revenue at the net price received when control transfers to the purchaser.
NGL and natural gas sales
Under its natural gas processing contracts, the Company delivers produced natural gas to a midstream processing entity at the wellhead or the inlet of the processing entity’s system. The processing entity processes the natural gas, sells the resulting NGL and residue gas to third parties and pays the Company for the NGL and residue gas with deductions that may include gathering, compression, processing and transportation fees. In these scenarios, the Company evaluates whether it is the principal or the agent in the transaction. For existing contracts, the Company has concluded that it is the agent in the ultimate sale to the third party and the midstream processing entity is the principal and that we have transferred control of unprocessed natural gas to the midstream processing entity; therefore, the Company recognizes revenue based on the net amount of the proceeds received from the midstream processing entity who represents the Company's customer. If for future contracts the Company was to conclude that it was the principal with the ultimate third party being the customer, the Company would

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

recognize revenue for those contracts on a gross basis, with gathering, compression, processing, and transportation fees presented as an expense.
Midstream Services
Revenue from oil throughput agreements is recognized based on a rate per barrel for volumes transported. Under the Company's oil throughput agreements, a volumetric deduction is taken from customer oil as a pipeline loss allowance. While these amounts represent non-cash consideration under ASC 606, such deductions are immaterial. Revenue from natural gas throughput agreements is recognized based on a rate per MMbtu for volumes transported. Revenue from water delivery, recycling and takeaway is recognized based on the volumes of water for which the services are provided at the applicable contractual rate.
Imbalances
The Company recognizes revenue for all oil, NGL and natural gas sold to purchasers regardless of whether the sales are proportionate to the Company’s ownership interest in the property. Production imbalances are recognized as a liability to the extent an imbalance on a specific property exceeds the Company’s share of remaining proved oil, NGL and natural gas reserves. The Company is also subject to natural gas pipeline imbalances, which are recorded as accounts receivable or payable at values consistent with contractual arrangements with the owner of the pipeline. The Company did not have any producer or pipeline imbalance positions as of March 31, 2018 or December 31, 2017.
Significant judgments
The Company engages in various types of transactions in which unaffiliated midstream entities process the Company's liquids-rich natural gas and, in some scenarios, subsequently market resulting NGL and residue gas to third-party customers on the Company's behalf. These types of transactions require judgment to determine whether the Company is the principal or the agent in the contract and, as a result, whether revenues are recorded gross or net. For existing contracts, the Company has determined that it serves as the agent in the sale of products under certain natural gas processing and marketing agreements with unaffiliated midstream entities in accordance with the control model in ASC 606. As a result, the Company presents revenue on a net basis for amounts expected to be received from third-party customers through the marketing process, with expenses and deductions incurred subsequent to control of the product(s) transferring to the unaffiliated midstream entity being netted against revenue.
Transaction price allocated to remaining performance obligations
A significant number of the Company's product sales are short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC 606-10-50-14 that exempts the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
For the Company's product sales that have a contract term greater than one year and for its Midstream Services, the Company has utilized the practical expedient in ASC 606-10-50-14A that states that it is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company's product sales contracts, each unit of product generally represents a separate performance obligation; therefore, future volumes are wholly unsatisfied. Under the Midstream Services contracts each unit of service represents a separate performance obligation and therefore performance obligations in respect of future services are wholly unsatisfied.
Contract balances
Under the Company's customer contracts, invoicing occurs once the Company's performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company's contracts do not give rise to contract assets or liabilities under ASC 606.
Prior period performance obligations
For sales of oil, NGL, natural gas and purchased oil, the Company records revenue in the month production is delivered to the purchaser. However, settlement statements and payment may not be received for 30 to 90 days after the date production is delivered and, as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. Such differences have

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

historically not been significant. The Company uses knowledge of its properties, its properties' historical performance, spot market prices and other factors as the basis for these estimates. For the three months ended March 31, 2018, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
Note 5—Property and equipment
The following table presents the Company's property and equipment as of the dates presented:

(in thousands)	March 31, 2018	December 31, 2017
Evaluated oil and natural gas properties	$6,240,743	$6,070,940
Less accumulated depletion and impairment	(4,699,395)	(4,657,466)
Evaluated oil and natural gas properties, net	1,541,348	1,413,474

Unevaluated oil and natural gas properties not being depleted	160,097	175,865

Midstream service assets	173,408	171,427
Less accumulated depreciation and impairment	(35,464)	(33,102)
Midstream service assets, net	137,944	138,325

Depreciable other fixed assets	48,585	48,957
Less accumulated depreciation and amortization	(23,982)	(23,150)
Depreciable other fixed assets, net	24,603	25,807

Land	18,257	14,914

Total property and equipment, net	$1,882,249	$1,768,385
For the three months ended March 31, 2018 and 2017, depletion expense for the Company's evaluated oil and natural gas properties was $7.34 per barrel of oil equivalent ("BOE") sold and $6.45 per BOE sold, respectively.
The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain employee-related costs incurred for the purpose of exploring for or developing oil and natural gas properties, are capitalized and depleted on a composite unit-of-production method based on proved oil, NGL and natural gas reserves. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals and other costs related to such activities. Costs, including employee-related costs, associated with production and general corporate activities, are expensed in the period incurred. Sales of oil and natural gas properties, whether or not being depleted currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, NGL and natural gas.
The following table presents capitalized employee-related costs for the periods presented:

	Three months ended March 31,
(in thousands)	2018	2017
Capitalized employee-related costs	$6,529	$5,210
The Company excludes the costs directly associated with the acquisition and evaluation of unevaluated properties from the depletion calculation until it is determined whether or not proved reserves can be assigned to the properties. The Company capitalizes a portion of its interest costs to its unevaluated properties. Capitalized interest becomes a part of the cost of the unevaluated properties and is subject to depletion when proved reserves can be assigned to the associated properties. All items classified as unevaluated properties are assessed on a quarterly basis for possible impairment. The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of evaluated reserves and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion.
The following table presents costs incurred in the acquisition, exploration and development of oil and natural gas properties for the periods presented:

	Three months ended March 31,
(in thousands)	2018	2017
Property acquisition costs:
Evaluated	$—	$—
Unevaluated	—	—
Exploration costs	6,137	15,543
Development costs	149,038	111,158
Total costs incurred	$155,175	$126,701
Note 6—Debt
a.   March 2023 Notes
On March 18, 2015, the Company completed an offering of $350.0 million in aggregate principal amount of 6 1/4% senior unsecured notes due 2023 (the "March 2023 Notes"). The March 2023 Notes will mature on March 15, 2023 and bear an interest rate of 6 1/4% per annum, payable semi-annually, in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2015. The March 2023 Notes are fully and unconditionally guaranteed on a senior unsecured basis by LMS, GCM and certain of the Company's future restricted subsidiaries, subject to certain automatic customary releases, including the sale, disposition or transfer of all of the capital stock or of all or substantially all of the assets of a subsidiary guarantor to one or more persons that are not the Company or a restricted subsidiary, exercise of legal defeasance or covenant defeasance options or satisfaction and discharge of the applicable indenture, designation of a subsidiary guarantor as a non-guarantor restricted subsidiary or as an unrestricted subsidiary in accordance with the applicable indenture, release from guarantee under the Senior Secured Credit Facility, or liquidation or dissolution (collectively, the "Releases"). The Company may redeem, at its option, all or part of the March 2023 Notes at any time after March 15, 2018, at a price of 104.688% of face value with call premiums declining annually to 100% of face value on March 15, 2021 and thereafter plus accrued and unpaid interest to, but not including, the date of redemption.
b.    January 2022 Notes
On January 23, 2014, the Company completed an offering of $450.0 million in aggregate principal amount of 5 5/8% senior unsecured notes due 2022 (the "January 2022 Notes"). The January 2022 Notes will mature on January 15, 2022 and bear an interest rate of 5 5/8% per annum, payable semi-annually, in cash in arrears on January 15 and July 15 of each year, commencing July 15, 2014. The January 2022 Notes are fully and unconditionally guaranteed on a senior unsecured basis by LMS, GCM and certain of the Company's future restricted subsidiaries, subject to certain Releases. The Company may redeem, at its option, all or part of the January 2022 Notes at any time after January 15, 2018, at a price of 102.813% of face value with call premiums declining annually to 100% of face value on January 15, 2020 and thereafter plus accrued and unpaid interest to, but not including, the date of redemption.
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
Condensed notes to the consolidated financial statements
(Unaudited)

d.    Senior Secured Credit Facility
As of March 31, 2018, the Senior Secured Credit Facility, which matures on May 2, 2022 or October 17, 2021, if the January 2022 Notes have not been redeemed or refinanced by such date, had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $1.0 billion each, with $55.0 million outstanding and was subject to an interest rate of 3.73%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with as of March 31, 2018. Laredo is required to pay an annual commitment fee on the unused portion of the financial institutions' commitment of 0.375% to 0.5%, based on the ratio of outstanding revolving credit to the total commitment under the Senior Secured Credit Facility. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $20.0 million. No letters of credit were outstanding as of March 31, 2018 or 2017. See Note 17.b for discussion of additional borrowings on and an amendment to the Senior Secured Credit Facility subsequent to March 31, 2018.
e.    Long-term debt, net
The following table summarizes the net presentation of the Company's long-term debt and debt issuance costs on the unaudited consolidated balance sheets as of the dates presented:

	March 31, 2018			December 31, 2017
(in thousands)	Long-term debt	Debt issuance costs, net	Long-term debt, net	Long-term debt	Debt issuance costs, net	Long-term debt, net
January 2022 Notes	$450,000	$(3,743)	$446,257	$450,000	$(3,987)	$446,013
March 2023 Notes	350,000	(3,957)	346,043	350,000	(4,158)	345,842
Senior Secured Credit Facility(1)	55,000	—	55,000	—	—	—
Total	$855,000	$(7,700)	$847,300	$800,000	$(8,145)	$791,855
______________________________________________________________________________

(1)
Debt issuance costs, net related to our Senior Secured Credit Facility of $5.7 million and $6.0 million as of March 31, 2018 and December 31, 2017, respectively, are reported in "Other assets, net" on the unaudited consolidated balance sheets.

Note 7—Stockholders' equity and stock-based compensation
a.   Share repurchase program
In February 2018, the Company's board of directors authorized a $200 million share repurchase program commencing in February 2018. The repurchase program expires in February 2020. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions and block trades. The timing and actual number of shares repurchased will depend upon several factors, including market conditions, business conditions, the trading price of the Company's common stock and the nature of other investment opportunities available to the Company. During the three months ended March 31, 2018, the Company repurchased 6,727,901 shares of common stock at a weighted-average price of $8.69 per common share for a total of $58.5 million under this program and, upon repurchase, the shares were retired.
b.   Treasury stock
Treasury stock is recorded at cost, which includes incremental direct transaction costs, and is retired upon acquisition as a result from share repurchases under the share repurchase program or from the withholding of shares of stock to satisfy employee tax withholding obligations that arise upon the lapse of restrictions on their stock awards at the employees' election.
c.   Stock-based compensation
The Company has a Long-Term Incentive Plan (the "LTIP"), which provides for the granting of incentive awards in the form of restricted stock awards, stock option awards, performance share awards, performance unit awards and other awards. The LTIP provides for the issuance of up to 24,350,000 shares of Laredo's common stock.
The Company recognizes the fair value of stock-based compensation awards expected to vest over the requisite service period as a charge against earnings, net of amounts capitalized. The Company's stock-based compensation awards are accounted for as equity instruments and are included in the "General and administrative" line item in the unaudited consolidated statements of operations. The Company capitalizes a portion of stock-based compensation for employees who are

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

directly involved in the acquisition, exploration or development of oil and natural gas properties into the full cost pool. Capitalized stock-based compensation is included as an addition to "Oil and natural gas properties" on the unaudited consolidated balance sheets.
Restricted stock awards
All service vesting restricted stock awards are treated as issued and outstanding in the accompanying unaudited consolidated financial statements. Per the award agreement terms, if an employee terminates employment prior to the restriction lapse date for reasons other than death or disability, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. If the employee's termination of employment is by reason of death or disability, all of the holder's restricted stock will automatically vest. Restricted stock awards granted to officers and employees vest in a variety of vesting schedules including (i) 33%, 33% and 34% per year beginning on the first anniversary of the grant date and (ii) fully on the first anniversary of the grant date. Beginning August 2017, stock awards granted to non-employee directors vest immediately on the grant date. Restricted stock awards granted to non-employee directors prior to August 2017 vest on the first anniversary of the grant date.
The following table reflects the restricted stock award activity for the three months ended March 31, 2018:

(in thousands, except for weighted-average grant-date fair value)	Restricted stock awards	Weighted-average grant date fair value (per award)
Outstanding as of December 31, 2017	3,169	$12.81
Granted	3,052	$8.36
Forfeited	(13)	$11.52
Vested(1)	(1,545)	$12.56
Outstanding as of March 31, 2018	4,663	$9.98
_____________________________________________________________________________

(1)	The total intrinsic value of vested restricted stock awards for the three months ended March 31, 2018 was $13.2 million.
The Company utilizes the closing stock price on the grant date to determine the fair value of service vesting restricted stock awards. As of March 31, 2018, unrecognized stock-based compensation related to the restricted stock awards expected to vest was $39.7 million. Such cost is expected to be recognized over a weighted-average period of 2.17 years.
Stock option awards
Stock option awards granted under the LTIP vest and become exercisable in four equal installments on each of the four anniversaries of the grant date. As of March 31, 2018, the 2,646,996 outstanding stock option awards have a weighted-average exercise price of $12.70 and a weighted-average remaining contractual term of 6.87 years. There were no grants, exercises, forfeitures or cancellations of stock option awards during the three months ended March 31, 2018.
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock option awards and recognizes the associated expense on a straight-line basis over the four-year requisite service period of the awards. Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock option awards will be outstanding prior to exercise and the associated expected volatility. As of March 31, 2018, unrecognized stock-based compensation related to stock option awards expected to vest was $7.0 million. Such cost is expected to be recognized over a weighted-average period of 2.08 years.
Performance share awards
Performance share awards granted to management, which the Company has determined are equity awards, are subject to a combination of market, performance and service vesting criteria. For awards with market criteria or portions of awards with market criteria, which include the RTSR Performance Percentage (as defined below), the ATSR Appreciation (as defined below) and the Company's total shareholder return ("TSR"), a Monte Carlo simulation prepared by an independent third party is utilized to determine the grant-date fair value and the associated expense is recognized on a straight-line basis over the three-year requisite service period of the awards. For portions of awards with performance criteria, which is the ROACE Percentage (as defined below), the grant-date fair value is equal to the Company's stock price on the grant date, and for each reporting period, the associated expense fluctuates and is trued-up based on an estimated probability of how many shares will be earned

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

at the end of the three-year performance period. Any shares earned under performance share awards are expected to be issued in the first quarter following the completion of the requisite service period based on the achievement of certain market and performance criteria.
The following table reflects the performance share award activity for the three months ended March 31, 2018:

(in thousands, except for weighted-average grant-date fair value)	Performance share awards	Weighted-average grant date fair value (per award)
Outstanding as of December 31, 2017	2,745	$17.77
Granted(1)	1,389	$9.22
Forfeited	—	$—
Vested(2)	(454)	$16.23
Outstanding as of March 31, 2018	3,680	$14.56
______________________________________________________________________________

(1)
The amount of stock potentially payable at the end of the performance period for the performance share awards granted on February 16, 2018 will be determined based on three criteria: (i) relative three-year total shareholder return comparing the Company's shareholder return to the shareholder return of the peer group specified in the award agreement ("RTSR Performance Percentage"), (ii) absolute three-year total shareholder return ("ATSR Appreciation") and (iii) three-year return on average capital employed ("ROACE Percentage"). The RTSR Performance Percentage, ATSR Appreciation and ROACE Percentage will be used to identify the "RTSR Factor," the "ATSR Factor" and the "ROACE Factor," respectively, which are used to compute the "Performance Multiple" and ultimately to determine the final number of shares associated with each performance share unit granted at the maturity date (with all partial shares rounded, as appropriate). In computing the Performance Multiple, the RTSR Factor is given a 25% weight, the ATSR Factor a 25% weight and the ROACE Factor a 50% weight. The $9.22 per unit grant-date fair value consists of a (i) $10.08 per unit grant-date fair value, determined utilizing a Monte Carlo simulation, for the combined (.25) RTSR Factor and (.25) ATSR Factor and (ii) $8.36 per unit grant-date fair value for the (.50) ROACE Factor determined based on the closing price of the Company's common stock on the New York Stock Exchange on February 16, 2018. These awards have a performance period of January 1, 2018 to December 31, 2020.

(2)
The performance share awards granted on February 27, 2015 had a performance period of January 1, 2015 to December 31, 2017 and, as their performance criteria were not satisfied, resulted in a TSR modifier ("TSR Modifier") of 0% based on the Company finishing in the 36th percentile of its peer group for relative TSR. As such, the units were not converted into the Company's common stock during the first quarter of 2018.

As of March 31, 2018, unrecognized stock-based compensation related to the performance share awards expected to vest was $28.7 million. Such cost is expected to be recognized over a weighted-average period of 2.02 years.
The assumptions used to estimate the combined fair value for the (.25) RTSR Factor and the (.25) ATSR Factor for the market criteria portion of the performance share awards granted on the date presented are as follows:

February 16, 2018
Risk-free interest rate(1)	2.34%
Dividend yield	—%
Expected volatility(2)	65.49%
Laredo stock closing price on grant date	$8.36
Combined fair value per performance share award for the (.25) RTSR Factor and the (.25) ATSR Factor(3)	$10.08
______________________________________________________________________________

(1)	The risk-free interest rate was derived using a term-matched zero-coupon yield derived from the U.S. Treasury constant maturities yield curve on the grant date.

(2)	The Company utilized its own historical volatility in order to develop the expected volatility.

(3)	The market criteria portion of the performance share award represents 50% of each of the amount of stock potentially payable, if any, and the grant-date fair value of the award.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Stock-based compensation expense
The following has been recorded to stock-based compensation expense for the periods presented:

	Three months ended March 31,
(in thousands)	2018	2017
Restricted stock award compensation	$6,045	$6,167
Stock option award compensation	1,069	1,297
Performance share award compensation	4,327	3,740
Total stock-based compensation, gross	11,441	11,204
Less amounts capitalized in oil and natural gas properties	(2,102)	(1,980)
Total stock-based compensation, net	$9,339	$9,224
Note 8—Derivatives
Due to the inherent volatility in oil, NGL and natural gas prices, the Company engages in derivatives transactions, such as puts, swaps, collars, basis swaps and, in the past, call spreads to hedge price risk associated with a significant portion of the Company's anticipated production. By removing a portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices.
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
Other than the oil basis swaps, the Company's oil derivatives are settled based on the month's average daily NYMEX index price for the first nearby month of the West Texas Intermediate Light Sweet Crude Oil Futures Contract. The oil basis swaps are settled based on the differential between the Argus Americas Crude West Texas Intermediate ("WTI") index prices for

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

WTI Midland-weighted average for the trade month and WTI Cushing-WTI formula basis price for the trade month as compared to the basis swaps' fixed differential price. The Company's NGL derivatives are settled based on the month's average daily OPIS index price for Mont Belvieu Purity Ethane, TET and Non-TET Propane, Non-TET Butane, Non-TET Isobutane and Non-TET Natural Gasoline. Other than the natural gas basis swaps, the Company's natural gas derivatives are settled based on the Inside FERC index price for West Texas WAHA for the calculation period. The natural gas basis swaps are settled based on the swaps' differential between the Inside FERC index price for West Texas WAHA and the NYMEX Henry Hub index price less the differential price for the calculation period.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table summarizes open positions as of March 31, 2018, and represents, as of such date, derivatives in place through December 2020 on annual production volumes:

	Remaining year 2018	Year 2019	Year 2020
Oil:
Puts:
Hedged volume (Bbl)	4,088,750	5,949,500	366,000
Weighted-average floor price ($/Bbl)	$51.93	$48.31	$45.00
Swaps:
Hedged volume (Bbl)	—	657,000	695,400
Weighted-average price ($/Bbl)	$—	$53.45	$52.18
Collars:
Hedged volume (Bbl)	3,080,000	—	—
Weighted-average floor price ($/Bbl)	$41.43	$—	$—
Weighted-average ceiling price ($/Bbl)	$60.00	$—	$—
Totals:
Total volume hedged with floor price (Bbl)	7,168,750	6,606,500	1,061,400
Weighted-average floor price ($/Bbl)	$47.42	$48.82	$49.70
Total volume hedged with ceiling price (Bbl)	3,080,000	657,000	695,400
Weighted-average ceiling price ($/Bbl)	$60.00	$53.45	$52.18
Basis Swaps:
Hedged volume (Bbl)	2,750,000	—	—
Weighted-average price ($/Bbl)	$(0.56)	$—	$—
NGL:
Swaps - Purity Ethane:
Hedged volume (Bbl)	467,500	—	—
Weighted-average price ($/Bbl)	$11.66	$—	$—
Swaps - Non-TET Propane:
Hedged volume (Bbl)	385,000	—	—
Weighted-average price ($/Bbl)	$33.92	$—	$—
Swaps - Non-TET Normal Butane:
Hedged volume (Bbl)	137,500	—	—
Weighted-average price ($/Bbl)	$38.22	$—	$—
Swaps - Non-TET Isobutane:
Hedged volume (Bbl)	55,000	—	—
Weighted-average price ($/Bbl)	$38.33	$—	$—
Swaps - Non-TET Natural Gasoline:
Hedged volume (Bbl)	137,500	—	—
Weighted-average price ($/Bbl)	$57.02	$—	$—
Natural gas:
Puts:
Hedged volume (MMBtu)	6,165,000	—	—
Weighted-average floor price ($/MMBtu)	$2.50	$—	$—
Collars:
Hedged volume (MMBtu)	11,742,500	—	—
Weighted-average floor price ($/MMBtu)	$2.50	$—	$—
Weighted-average ceiling price ($/MMBtu)	$3.35	$—	$—
TABLE CONTINUES ON NEXT PAGE

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Totals:
Total volume hedged with floor price (MMBtu)	17,907,500	—	—
Weighted-average floor price ($/MMBtu)	$2.50	$—	$—
Total volume hedged with ceiling price (MMBtu)	11,742,500	—	—
Weighted-average ceiling price ($/MMBtu)	$3.35	$—	$—
Basis Swaps:
Hedged volume (MMBtu)	6,875,000	12,775,000	12,810,000
Weighted-average price ($/MMBtu)	$(0.62)	$(0.87)	$(0.74)
See Note 17.a for discussion of additional hedges entered into subsequent to March 31, 2018.
At each period end, the Company nets the fair value of derivatives by counterparty where the right of offset exists and reports this net basis on the "Derivatives" line items on the unaudited consolidated balance sheets as assets and/or liabilities. See Note 9.a for a summary of the fair value of derivatives on a gross basis. The Company's derivatives were not designated as hedges for accounting purposes. Accordingly, the changes in fair value are recognized in the unaudited consolidated statements of operations in the "Gain on derivatives, net" line item. Gains and losses on derivatives are included in cash flows from operating activities.
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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company conducts a review of fair value hierarchy classifications on an annual basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Transfers between fair value hierarchy levels are recognized and reported in the period in which the transfer occurred. No transfers between fair value hierarchy levels occurred during the three months ended March 31, 2018 or 2017.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

a.    Fair value measurement on a recurring basis
The following tables summarize the Company's derivatives' fair value hierarchy by commodity and current and noncurrent assets and liabilities on a gross basis and the net presentation on the unaudited consolidated balance sheets measured at fair value on a recurring basis as of the dates presented:

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of March 31, 2018:
Assets:
Current:
Oil derivatives	$—	$14,232	$—	$14,232	$(6,937)	$7,295
NGL derivatives	—	893	—	893	(792)	101
Natural gas derivatives	—	21,071	—	21,071	(4,918)	16,153
Oil derivative deferred premiums	—	—	—	—	(5,930)	(5,930)
Natural gas derivative deferred premiums	—	—	—	—	(2,177)	(2,177)
Noncurrent:
Oil derivatives	$—	$13,995	$—	$13,995	$(5,581)	$8,414
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	4,128	—	4,128	—	4,128
Oil derivative deferred premiums	—	—	—	—	(8,001)	(8,001)
Natural gas derivative deferred premiums	—	—	—	—	—	—
Liabilities:
Current:
Oil derivatives	$—	$(17,237)	$—	$(17,237)	$6,937	$(10,300)
NGL derivatives	—	(322)	—	(322)	792	470
Natural gas derivatives	—	—	—	—	4,918	4,918
Oil derivative deferred premiums	—	—	(18,298)	(18,298)	5,930	(12,368)
Natural gas derivative deferred premiums	—	—	(2,525)	(2,525)	2,177	(348)
Noncurrent:
Oil derivatives	$—	$(4,220)	$—	$(4,220)	$5,581	$1,361
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	(218)	—	(218)	—	(218)
Oil derivative deferred premiums	—	—	(9,469)	(9,469)	8,001	(1,468)
Natural gas derivative deferred premiums	—	—	—	—	—	—
Net derivative position	$—	$32,322	$(30,292)	$2,030	$—	$2,030

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of December 31, 2017:
Assets:
Current:
Oil derivatives	$—	$7,427	$—	$7,427	$(3,721)	$3,706
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	10,546	—	10,546	(4,817)	5,729
Oil derivative deferred premiums	—	—	—	—	(87)	(87)
Natural gas derivative deferred premiums	—	—	—	—	(2,456)	(2,456)
Noncurrent:
Oil derivatives	$—	$11,613	$—	$11,613	$(6,087)	$5,526
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	934	—	934	(934)	—
Oil derivative deferred premiums	—	—	—	—	(2,113)	(2,113)
Natural gas derivative deferred premiums	—	—	—	—	—	—
Liabilities:
Current:
Oil derivatives	$—	$(12,477)	$—	$(12,477)	$3,721	$(8,756)
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	—	—	—	4,817	4,817
Oil derivative deferred premiums	—	—	(18,202)	(18,202)	87	(18,115)
Natural gas derivative deferred premiums	—	—	(3,352)	(3,352)	2,456	(896)
Noncurrent:
Oil derivatives	$—	$(2,389)	$—	$(2,389)	$6,087	$3,698
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	—	—	—	934	934
Oil derivative deferred premiums	—	—	(7,129)	(7,129)	2,113	(5,016)
Natural gas derivative deferred premiums	—	—	—	—	—	—
Net derivative position	$—	$15,654	$(28,683)	$(13,029)	$—	$(13,029)
These items are included in the "Derivatives" line items on the unaudited consolidated balance sheets as assets and/or liabilities. Significant Level 2 assumptions associated with the calculation of discounted cash flows used in the mark-to-market analysis of derivatives include each derivative contract's corresponding commodity index price(s), appropriate risk-adjusted discount rates and other relevant data. The Company determines the fair value of its derivatives by utilizing pricing models for substantially similar instruments. Inputs to the pricing models include forward price curves generated from a compilation of data gathered from third parties.
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

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents payments required for derivative deferred premiums as of March 31, 2018 for the periods presented:

(in thousands)	March 31, 2018
Remaining 2018	$16,311
2019	13,511
2020	1,110
Total	$30,932
A summary of the changes in net assets and liabilities classified as Level 3 measurements for the periods presented are as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Balance of Level 3 at beginning of period	$(28,683)	$(8,998)
Change in net present value of derivative deferred premiums	(211)	(41)
Total purchases and settlements of derivative deferred premiums:
Purchases	(5,422)	(6,093)
Settlements	4,024	2,107
Balance of Level 3 at end of period	$(30,292)	$(13,025)
b.    Items not accounted for at fair value
The carrying amounts reported in the unaudited consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued capital expenditures, undistributed revenue and royalties and other accrued assets and liabilities approximate their fair values.
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	March 31, 2018		December 31, 2017
(in thousands)	Long-term debt	Fair value	Long-term debt	Fair value
January 2022 Notes	$450,000	$447,750	$450,000	$454,500
March 2023 Notes	350,000	352,188	350,000	364,105
Senior Secured Credit Facility	55,000	55,028	—	—
Total	$855,000	$854,966	$800,000	$818,605
The fair values of the debt outstanding on the January 2022 Notes and the March 2023 Notes were determined using the March 31, 2018 and December 31, 2017 quoted market price (Level 1) for each respective instrument. The fair value of the outstanding debt on the Senior Secured Credit Facility as of March 31, 2018 was estimated utilizing a pricing model for similar instruments (Level 2).
Note 10—Net income per common share
Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of non-vested restricted stock awards, outstanding stock option awards and non-vested performance share awards. The dilutive effects of these awards were calculated utilizing the treasury stock method. See Note 7.c for additional discussion on these awards.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects the calculation of basic and diluted weighted-average common shares outstanding and net income per common share for the periods presented:

	Three months ended March 31,
(in thousands, except for per share data)	2018	2017
Net income (numerator):
Net income —basic and diluted	$86,520	$68,276
Weighted-average common shares outstanding (denominator):
Basic(1)	238,228	238,505
Non-vested restricted stock awards(2)	1,064	1,245
Outstanding stock option awards(3)	27	163
Non-vested performance share awards(4)	—	4,466
Diluted	239,319	244,379
Net income per common share:
Basic	$0.36	$0.29
Diluted	$0.36	$0.28
_____________________________________________________________________________

(1)
Weighted-average common shares outstanding used in the computation of basic and diluted net income per common share was computed taking into account share repurchases that occurred during the three months ended March 31, 2018. See Note 7.a for additional discussion of the Company's share repurchase program.

(2)
The effect of a significant portion of the non-vested restricted stock awards was excluded from the calculation of diluted net income per common share for the three months ended March 2018. The inclusion of these non-vested restricted stock awards would be anti-dilutive due to the sum of the assumed proceeds exceeding the average stock price during the period.

(3)
The effect of the outstanding stock option awards, with the exception of the options granted on May 25, 2016, was excluded from the calculation of diluted net income per common share for the three months ended March 31, 2018. The inclusion of these outstanding stock option awards would be anti-dilutive as their exercise prices were greater than the average stock price during the period for the options granted in 2012, 2013, 2014, 2015 and 2017.

(4)
The effect of the non-vested performance share awards was excluded from the calculation of diluted net income per common share for the three months ended March 31, 2018 as the awards were below the respective agreements' payout thresholds. The effect of the non-vested performance share awards granted in 2018 was calculated utilizing the following criteria defined in Note 7.c: (i) the RTSR Performance Percentage, (ii) the ATSR Appreciation and (iii) the ROACE Percentage from the beginning of the performance period to March 31, 2018 for each of the criteria to identify the RTSR Factor, the ATSR Factor and the ROACE Factor, respectively, which were used to compute the Performance Multiple to determine the number of shares for the dilutive effect. The effects of the non-vested performance share awards granted in 2016 and 2017 were calculated utilizing the Company's TSR from the beginning of each performance share awards' respective performance period to March 31, 2018 in comparison to the TSR of the peers specified in each respective performance share awards' agreement.

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
On May 3, 2017, Shell Trading (US) Company ("Shell") filed an Original Petition and Request for Disclosure in the District Court of Harris County, Texas, alleging that the crude oil purchase agreement entered into between Shell and Laredo effective October 1, 2016 through June 30, 2020 does not accurately reflect the compensation to be paid to Shell under certain circumstances due to a drafting mistake. Shell seeks reformation of one clause of the crude oil purchase agreement on the grounds of alleged mutual mistake or, in the alternative, unilateral mistake, an award of the amounts Shell alleges it should have

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

been or should be paid under the agreement, court costs and attorneys’ fees. The Company does not believe there was a drafting mistake made in the crude oil purchase agreement, which covers 19,000 barrels of crude oil per day of gross production. On December 11, 2017, Shell filed its First Amended Petition, in which it asserted nine causes of action, including multiple new claims for breach of contract and fraud. As of March 31, 2018, the Company had estimated an amount of $25.3 million related to this litigation that is not recorded in the unaudited consolidated balance sheets. This estimate is generally based on the amount in dispute under the pricing election in question, based on barrels of crude oil purchased and sold as of that time.
Subsequent to March 31, 2018, Shell notified the Company that effective as of May 1, 2018, Shell would no longer continue to purchase the Company’s crude oil or sell crude oil to the Company under the terms of the crude oil purchase agreement. As of April 30, 2018, the Company had estimated an aggregate amount of $28.3 million related to the Company's prior pricing elections that is the subject of this litigation. As a result of Shell's decision to no longer purchase the Company's crude oil or sell crude oil to the Company under the terms of the crude oil purchase agreement, this estimate of unrecorded amount is not anticipated to increase in the future. Through the date of such termination, the Company has accounted for the costs (and resulting increased crude oil price realization) as reflected in the terms of the crude oil purchase agreement. The Company is unable to determine a probability of the outcome of this litigation at this time.
b.    Drilling contracts
The Company has committed to several drilling contracts with a third party to facilitate the Company's drilling plans. One of these contracts is for a term of multiple months and contains an early termination clause that requires the Company to potentially pay a penalty to the third party should the Company cease drilling efforts. This penalty would negatively impact the Company's financial statements upon early contract termination. There were no penalties incurred for early contract termination for either of the three months ended March 31, 2018 or 2017. The future commitment of $1.4 million as of March 31, 2018 is not recorded in the accompanying unaudited consolidated balance sheets. Management does not currently anticipate the early termination of this contract in 2018.
c.    Firm sale and transportation commitments
The Company has committed to deliver for sale or transportation fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to deficiency payments. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. Management anticipates continuing this practice in the future. The Company incurred deficiency payments of $0.1 million during each of the three months ended March 31, 2018 and 2017, which are netted with the respective revenue stream and reported in the unaudited consolidated statements of operations. Future commitments of $344.8 million as of March 31, 2018 are not recorded in the accompanying unaudited consolidated balance sheets. For information regarding the TA related to Medallion, see Note 3.a.
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
e.    Environmental
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed in the period incurred. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Management believes no materially significant liabilities of this nature existed as of March 31, 2018 or December 31, 2017.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 12—Supplemental cash flow information
The following table presents supplemental cash flow information:

	Three months ended March 31,
(in thousands)	2018	2017
Non-cash investing activities:
(Decrease) increase in accrued capital expenditures	$(43,336)	$13,674
Capitalized stock-based compensation	$2,102	$1,980
Capitalized asset retirement costs	$130	$124
Non-cash financing activities:
Increase in accrued stock repurchases	$4,761	$—
Other supplemental cash flow information:
Capitalized interest	$255	$230
Note 13—Asset retirement obligations
See Note 2.m "Asset retirement obligations" in the 2017 Annual Report for discussion on asset retirement obligations.
The following reconciles the Company's asset retirement obligation liability associated with tangible long-lived assets:

	Three months ended March 31,
(in thousands)	2018	2017
Liability at beginning of period	$55,506	$52,207
Liabilities added due to acquisitions, drilling, midstream service asset construction and other	130	119
Accretion expense	1,106	928
Liabilities settled due to plugging and abandonment or sale	(440)	(1,156)
Revision of estimates	—	5
Liability at end of period	$56,302	$52,103
Note 14—Income taxes
The Company is subject to federal and state income taxes and the Texas franchise tax. The Company had federal net operating loss carry-forwards totaling $1.7 billion and state of Oklahoma net operating loss carry-forwards totaling $40.5 million as of March 31, 2018, which begin expiring in 2026 and 2032, respectively. Due to the passing of Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), $19.1 million of the federal net operating loss carry-forward will not expire but may be limited in future periods. As of March 31, 2018, the Company believes it is more likely than not that a portion of the net operating loss carry-forwards are not fully realizable. The Company continues to consider new evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed. Such consideration includes projected future cash flows from its oil, NGL and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of March 31, 2018, the Company's ability to capitalize intangible drilling costs, rather than expensing these costs in order to prevent an operating loss carry-forward from expiring unused and future projections of Oklahoma sourced income. As of March 31, 2018, a full valuation allowance of $322.9 million has been recorded against the Company's net deferred tax assets.
Note 15—Related party
The Company has a compression arrangement with affiliates of Archrock Partners, L.P., formerly Exterran Partners L.P. ("Archrock"). As of March 31, 2018, one of Laredo's directors was on the board of directors of Archrock GP LLC, an affiliate of Archrock.
As of March 31, 2018 and December 31, 2017, de minimis amounts were included in accounts payable from Archrock in the unaudited consolidated balance sheets.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents the lease operating expenses related to Archrock included in the unaudited consolidated statements of operations:

	Three months ended March 31,
(in thousands)	2018	2017
Lease operating expenses	$113	$424
Note 16—Subsidiary guarantors
The Guarantors have fully and unconditionally guaranteed the January 2022 Notes, the March 2023 Notes and the Senior Secured Credit Facility (and had guaranteed the May 2022 Notes until the May 2022 Notes Redemption Date), subject to the Releases. In accordance with practices accepted by the SEC, Laredo has prepared condensed consolidating financial statements to quantify the balance sheets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following unaudited condensed consolidating balance sheets as of March 31, 2018 and December 31, 2017 and unaudited condensed consolidating statements of operations and unaudited condensed consolidating statements of cash flows each for the three months ended March 31, 2018 and 2017 present financial information for Laredo on a stand-alone basis (carrying any investment in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a condensed consolidated basis. Income taxes for LMS and for GCM are recorded on Laredo's balance sheets, statements of operations and statements of cash flows as they are disregarded entities for income tax purposes. Laredo and the Guarantors are not restricted from making intercompany distributions to each other.
Condensed consolidating balance sheet
March 31, 2018

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$77,511	$20,332	$—	$97,843
Other current assets	85,130	2,220	—	87,350
Oil and natural gas properties, net	1,709,644	9,197	(17,396)	1,701,445
Midstream service assets, net	—	137,944	—	137,944
Other fixed assets, net	42,613	247	—	42,860
Investment in subsidiaries	129,000	—	(129,000)	—
Other noncurrent assets	16,405	3,684	—	20,089
Total assets	$2,060,303	$173,624	$(146,396)	$2,087,531

Accounts payable and accrued liabilities	$61,186	$27,671	$—	$88,857
Other current liabilities	137,190	13,619	—	150,809
Long-term debt, net	847,300	—	—	847,300
Other noncurrent liabilities	55,401	3,334	—	58,735
Stockholders' equity	959,226	129,000	(146,396)	941,830
Total liabilities and stockholders' equity	$2,060,303	$173,624	$(146,396)	$2,087,531

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating balance sheet
December 31, 2017

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$79,413	$21,232	$—	$100,645
Other current assets	132,219	2,518	—	134,737
Oil and natural gas properties, net	1,596,834	9,220	(16,715)	1,589,339
Midstream service assets, net	—	138,325	—	138,325
Other fixed assets, net	40,344	377	—	40,721
Investment in subsidiaries	(7,566)	—	7,566	—
Other noncurrent assets	15,526	3,996	—	19,522
Total assets	$1,856,770	$175,668	$(9,149)	$2,023,289

Accounts payable and accrued liabilities	$34,550	$23,791	$—	$58,341
Other current liabilities	193,104	25,974	—	219,078
Long-term debt, net	791,855	—	—	791,855
Other noncurrent liabilities	54,967	133,469	—	188,436
Stockholders' equity	782,294	(7,566)	(9,149)	765,579
Total liabilities and stockholders' equity	$1,856,770	$175,668	$(9,149)	$2,023,289
Condensed consolidating statement of operations
For the three months ended March 31, 2018

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$197,825	$76,300	$(14,429)	$259,696
Total costs and expenses	105,688	74,564	(13,748)	166,504
Operating income	92,137	1,736	(681)	93,192
Interest expense	(13,518)	—	—	(13,518)
Other non-operating income (expense)	8,582	(256)	(1,480)	6,846
Income before income taxes	87,201	1,480	(2,161)	86,520
Income tax	—	—	—	—
Net income	$87,201	$1,480	$(2,161)	$86,520
Condensed consolidating statement of operations
For the three months ended March 31, 2017

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$139,143	$65,786	$(15,923)	$189,006
Total costs and expenses	88,029	62,766	(13,115)	137,680
Operating income	51,114	3,020	(2,808)	51,326
Interest expense	(22,720)	—	—	(22,720)
Other non-operating income	42,690	2,918	(5,938)	39,670
Income before income taxes	71,084	5,938	(8,746)	68,276
Income tax	—	—	—	—
Net income	$71,084	$5,938	$(8,746)	$68,276

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of cash flows
For the three months ended March 31, 2018

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash flows provided by operating activities	$140,247	$7,704	$(1,480)	$146,471
Change in investment between affiliates	4,555	(6,035)	1,480	—
Capital expenditures and other	(198,005)	(1,669)	—	(199,674)
Net cash flows used in financing activities	(3,067)	—	—	(3,067)
Net decrease in cash and cash equivalents	(56,270)	—	—	(56,270)
Cash and cash equivalents, beginning of period	112,158	1	—	112,159
Cash and cash equivalents, end of period	$55,888	$1	$—	$55,889
Condensed consolidating statement of cash flows
For the three months ended March 31, 2017

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash flows provided by operating activities	$65,344	$4,378	$(5,938)	$63,784
Change in investment between affiliates	(3,291)	(2,647)	5,938	—
Capital expenditures and other	(52,230)	(1,731)	—	(53,961)
Net cash flows used in financing activities	(12,143)	—	—	(12,143)
Net decrease in cash and cash equivalents	(2,320)	—	—	(2,320)
Cash and cash equivalents, beginning of period	32,671	1	—	32,672
Cash and cash equivalents, end of period	$30,351	$1	$—	$30,352

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 17—Subsequent events
a.    New derivative contracts
The following table presents new derivatives that were entered into subsequent to March 31, 2018:

	Aggregate volumes(1)	Differential price(2)	Contract period
Oil(3):
Basis swap	1,580,000	$7.25	April 2018 - May 2019
Basis swap	790,000	$7.30	April 2018 - May 2019
Basis swap	790,000	$7.00	June 2018 - June 2019
Basis swap	790,000	$7.70	June 2018 - June 2019
Natural gas(4):
Basis swap	3,650,000	$(1.34)	January 2019 - December 2019
Basis swap	3,650,000	$(1.39)	January 2019 - December 2019
Basis swap	3,660,000	$(0.75)	January 2020 - December 2020
Basis swap	3,660,000	$(0.77)	January 2020 - December 2020
Basis swap	5,124,000	$(0.80)	January 2020 - December 2020
____________________________________________________________

(1)	Oil basis swaps are in Bbl and natural gas basis swaps are in MMBtu.

(2)	Oil basis swaps are in $/Bbl and natural gas basis swaps are in $/MMBtu.

(3)
These oil basis swaps are settled based on the differential between the WTI Houston-weighted average for the trade month and WTI Midland-weighted average for the trade month as compared to the basis swaps' fixed differential prices specified above.

(4)	See Note 8 for information regarding the Company's derivative settlement indices for natural gas basis swaps.
b.    Senior Secured Credit Facility
On April 19, 2018, the Company entered into the Third Amendment (the "Third Amendment") to the Senior Secured Credit Facility. Among the more significant changes reflected in the Third Amendment are: (i) the Borrowing Base was increased from $1.0 billion to $1.3 billion; (ii) the Aggregate Elected Commitment Amount was increased from $1.0 billion to $1.2 billion; (iii) the maturity date was extended to April 19, 2023, provided that if either the January 2022 Notes or March 2023 Notes have not been refinanced on or prior to the date (as applicable, the "Early Maturity Date") 90 days before their respective stated maturity dates, the Senior Secured Credit Facility will mature on such Early Maturity Date; (iv) the margin applied to both Eurodollar and Adjusted Base Rate Loans and the fees charged in connection with letters of credit were reduced by 0.750%, in each case, at all levels of Borrowing Base utilization; (v) provision was made to permit the Administrative Agent and the Company to adopt a reference rate to replace the LIBOR Rate for purposes of determining the Eurodollar Rate in certain circumstances; (vi) the maximum Letter of Credit Exposure was increased from $20 million to $80 million; and (vii) the definition of Permitted Investments and covenants limiting payment of dividends and other Distributions and Redemption of Senior Notes were modified to eliminate caps on the amounts of Permitted Investments, Distributions and Redemptions of Senior Notes, in each case, so long as (w) no Default or Event of Default exists or results therefrom, (x) undrawn Commitments are greater than or equal to 20% of Total Commitments, (y) the pro forma ratio of Consolidated Current Assets to Consolidated Current Liabilities is not less than 1.00 to 1.00 and (z) the pro forma Consolidated Total Leverage Ratio is not greater than 3.00 to 1.00. All capitalized terms above that are not otherwise defined in this Quarterly Report have the meanings ascribed to them in the Third Amendment or the Senior Secured Credit Facility, as applicable.
On April 10, 2018 and April 18, 2018, the Company borrowed $35.0 million and $20.0 million, respectively, on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $110.0 million at May 1, 2018.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2017 Annual Report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Laredo," "we," "us," "our" or similar terms refer to Laredo, LMS and GCM collectively, unless the context otherwise indicates or requires. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties, and midstream and marketing services, primarily in the Permian Basin of West Texas. Since our inception, we have grown primarily through our drilling program coupled with select strategic acquisitions and joint ventures.
Our financial and operating performance for the three months ended March 31, 2018 included the following:

•	Oil, NGL and natural gas sales of $197.4 million, compared to $138.7 million for the three months ended March 31, 2017;

•	Average daily sales volumes of 63,314 BOE/D, compared to 52,405 BOE/D for the three months ended March 31, 2017;

•	Net income of $86.5 million, compared to $68.3 million, for the three months ended March 31, 2017; and

•
Adjusted EBITDA (a non-GAAP financial measure) of $143.4 million, compared to $107.4 million for the three months ended March 31, 2017. See page 38 for a discussion and reconciliation of Adjusted EBITDA.

Recent developments
Amendment to Senior Secured Credit Facility
On April 19, 2018, we entered into the Third Amendment to the Senior Secured Credit Facility. Among the more significant changes reflected in the Third Amendment are: (i) the Borrowing Base was increased from $1.0 billion to $1.3 billion; (ii) the Aggregate Elected Commitment Amount was increased from $1.0 billion to $1.2 billion; (iii) the maturity date was extended to April 19, 2023, provided that if either the January 2022 Notes or March 2023 Notes have not been refinanced on or prior to the date (as applicable, the "Early Maturity Date") 90 days before their respective stated maturity dates, the Senior Secured Credit Facility will mature on such Early Maturity Date; (iv) the margin applied to both Eurodollar and Adjusted Base Rate Loans and the fees charged in connection with letters of credit were reduced by 0.750%, in each case, at all levels of Borrowing Base utilization; (v) provision was made to permit the Administrative Agent and us to adopt a reference rate to replace the LIBOR Rate for purposes of determining the Eurodollar Rate in certain circumstances; (vi) the maximum Letter of Credit Exposure was increased from $20 million to $80 million; and (vii) the definition of Permitted Investments and covenants limiting payment of dividends and other Distributions and Redemption of Senior Notes were modified to eliminate caps on the amounts of Permitted Investments, Distributions and Redemptions of Senior Notes, in each case, so long as (w) no Default or Event of Default exists or results therefrom, (x) undrawn Commitments are greater than or equal to 20% of Total Commitments, (y) the pro forma ratio of Consolidated Current Assets to Consolidated Current Liabilities is not less than 1.00 to 1.00 and (z) the pro forma Consolidated Total Leverage Ratio is not greater than 3.00 to 1.00. All capitalized terms above that are not otherwise defined in this Quarterly Report have the meanings ascribed to them in the Third Amendment or the Senior Secured Credit Facility, as applicable.
Customer contract termination and litigation
Effective May 1, 2018, Shell notified us that it was terminating its obligations to purchase oil from us and sell oil to us under the terms of the crude oil purchase agreement. We are making new arrangements for our production. See Note 11.a to our unaudited consolidated financial statements and "Part II, Item 1. Legal Proceedings" located elsewhere in this Quarterly Report for further discussion. The estimated impact to our price realization as a result of the termination is the reduction of aggregate second-quarter 2018 forecasted crude oil price realizations from 95% of WTI to 91% of WTI, which, however, is not reflective of the total damages caused by Shell. We estimate that approximately 70% of anticipated crude oil production for the remainder of 2018 is still protected from the Midland basis differential through a combination of 10,000 barrels of oil per day of Midland-Cushing basis swaps and 10,000 barrels of oil per day for our firm capacity on the Bridgetex pipeline, hedged with Midland-

Houston basis swaps, providing us exposure to pricing at the U.S. Gulf Coast market. Commencing in June 2018, we expect to use our own production to meet our Bridgetex commitment. See "Results of operations—Sales of purchased oil" below. We believe the termination is improper and a breach of the crude oil purchase agreement and intend to pursue our rights under the terminated crude oil purchase agreement and seek all appropriate damages from Shell.
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
The unweighted arithmetic average first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period before differentials, adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead (the "Realized Prices"), utilized to value our reserves as of March 31, 2018 and March 31, 2017 were $48.72 per Bbl for oil, $18.83 per Bbl for NGL and $1.97 per Mcf for natural gas, and $42.30 per Bbl for oil, $14.23 per Bbl for NGL and $1.97 per Mcf for natural gas, respectively. The Realized Prices used to estimate proved reserves do not include derivative transactions. The unamortized cost of our evaluated oil and natural gas properties did not exceed the full cost ceiling amount as of March 31, 2018 or March 31, 2017. See Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of our full cost method of accounting.
We have entered into a number of derivative contracts that have enabled us to offset a portion of the changes in our cash flow caused by price fluctuations for our sales of oil, NGL and natural gas, as discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Core area of operations
The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. As of March 31, 2018, we had assembled 124,382 net acres in the Permian Basin.
Sources of our revenue
Our revenues are derived from the sale of produced oil, NGL and natural gas, the sale of purchased oil and providing midstream services to third parties, all within the continental United States and do not include the effects of derivatives. Our oil, NGL and natural gas revenues may vary significantly from period to period as a result of changes in volumes of production and/or changes in commodity prices. Our sales of purchased oil revenue may vary due to changes in oil prices, pricing differentials and the amount of volumes purchased. Our midstream service revenues may vary due to oil throughput fees and the level of services provided to third parties for (i) gathered natural gas, (ii) gas lift fees and (iii) water services. The following table presents our sources of revenue as a percentage of total revenues:

	Three months ended March 31,
	2018	2017
Percentage of total revenues:
Oil sales	58%	53%
NGL sales	11%	11%
Natural gas sales	7%	10%
Midstream service revenues	1%	1%
Sales of purchased oil	23%	25%
Total	100%	100%

Results of operations consolidated
For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017
Oil, NGL and natural gas sales volumes, revenues and prices
The following table presents information regarding oil, NGL and natural gas sales volumes, revenues and average sales prices:

	Three months ended March 31,
	2018	2017
Sales volumes:
Oil (MBbl)	2,439	2,120
NGL (MBbl)	1,563	1,263
Natural gas (MMcf)	10,173	8,000
Oil equivalents (MBOE)(1)(2)	5,698	4,716
Average daily sales volumes (BOE/D)(2)	63,314	52,405
% Oil(2)	43%	45%
Oil, NGL and natural gas sales (in thousands):
Oil	$150,914	$99,467
NGL	28,360	20,828
Natural gas	18,160	18,441
Total oil, NGL and natural gas sales	$197,434	$138,736
Average sales prices(2):
Oil, realized ($/Bbl)(3)	$61.87	$46.91
NGL, realized ($/Bbl)(3)	$18.14	$16.49
Natural gas, realized ($/Mcf)(3)	$1.79	$2.31
Average price, realized ($/BOE)(3)	$34.65	$29.42
Oil, hedged ($/Bbl)(4)	$58.53	$49.70
NGL, hedged ($/Bbl)(4)	$18.11	$16.04
Natural gas, hedged ($/Mcf)(4)	$1.85	$2.31
Average price, hedged ($/BOE)(4)	$33.34	$30.55
________________________________________________________________________

(1)	BOE is calculated using a conversion rate of six Mcf per one Bbl.

(2)	The numbers presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

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

The following table presents settlements (paid) received for matured derivatives and premiums incurred previously or upon settlement attributable to instruments that settled during the periods utilized in our calculation of the hedged prices presented above:

	Three months ended March 31,
(in thousands)	2018	2017
Settlements (paid) received for matured derivatives:
Oil	$(3,736)	$7,248
NGL	(47)	(568)
Natural gas	1,547	771
Total	$(2,236)	$7,451
Premiums paid attributable to contracts that matured during the respective period:
Oil	$(4,403)	$(1,342)
Natural gas	(841)	(765)
Total	$(5,244)	$(2,107)

Changes in average realized sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended March 31, 2018 and 2017:

(in thousands)	Oil	NGL	Natural gas	Total net effect of change
2017 Revenues	$99,467	$20,828	$18,441	$138,736
Effect of changes in average realized sales prices	36,477	2,577	(5,291)	33,763
Effect of changes in sales volumes	14,970	4,955	5,010	24,935
2018 Revenues	$150,914	$28,360	$18,160	$197,434
Oil revenue. Our oil revenue is a function of oil production volumes sold and average sales prices received for those volumes. The increase in oil revenue of $51.4 million, or 52%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is due to a 32% increase in average oil prices realized and a 15% increase in oil sales volumes.
NGL revenue. Our NGL revenue is a function of NGL production volumes sold and average sales prices received for those volumes. The increase in NGL revenue of $7.5 million, or 36%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is due to a 10% increase in average NGL prices realized and a 24% increase in NGL sales volumes.
Natural gas revenue. Our natural gas revenue is a function of natural gas production volumes sold and average sales prices received for those volumes. The decrease in natural gas revenue of $0.3 million, or 2%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is due to a 23% decrease in average natural gas prices realized, partially offset by a 27% increase in natural gas sales volumes.
The following table presents midstream service and sales of purchased oil revenues:

	Three months ended March 31,
(in thousands)	2018	2017
Revenues:
Midstream service revenues	$2,359	$2,999
Sales of purchased oil	59,903	47,271
Total	$62,262	$50,270
Midstream service revenues. Our midstream service revenues decreased by $0.6 million, or 21%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. These revenues are a function of the services provided through our (i) oil and natural gas gathering and transportation systems and related facilities, (ii) centralized oil storage tanks, (iii) natural gas lift, rig fuel and centralized compression infrastructure and (iv) water storage, recycling and transportation facilities.
Sales of purchased oil. Sales of purchased oil increased by $12.6 million, or 27%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. For these sales of purchased oil, we purchase oil from third parties in West Texas, transport it on the Bridgetex Pipeline and sell it to a third party in the Houston market. Sales of purchased oil fluctuate due to changes in oil prices.
Costs and expenses
The following table presents information regarding costs and expenses and average costs per BOE sold:

	Three months ended March 31,
(in thousands except for per BOE sold data)	2018	2017
Costs and expenses:
Lease operating expenses	$21,951	$16,992
Production and ad valorem taxes	11,812	8,781
Midstream service expenses	693	916
Costs of purchased oil	60,664	50,256
General and administrative:
Cash	15,386	16,373
Non-cash stock-based compensation, net	9,339	9,224
Depletion, depreciation and amortization	45,553	34,112
Other operating expenses	1,106	1,026
Total costs and expenses	$166,504	$137,680
Average costs per BOE sold(1):
Lease operating expenses	$3.85	$3.60
Production and ad valorem taxes	2.07	1.86
Midstream service expenses	0.12	0.19
General and administrative:
Cash	2.70	3.47
Non-cash stock-based compensation, net	1.64	1.96
Depletion, depreciation and amortization	7.99	7.23
Total costs and expenses	$18.37	$18.31
________________________________________________________________________

(1)	Average costs per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.
Lease operating expenses. Lease operating expenses, which include workover expenses, increased by $5.0 million, or 29%, for the three months ended March 31, 2018 compared to the same period in 2017. On a per BOE sold basis, lease operating expenses increased 7% for the three months ended March 31, 2018 compared to the same period in 2017 mainly due to an increase in lease maintenance labor, compression and water handling and disposal. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to lease operating expenses.
Production and ad valorem taxes. Production and ad valorem taxes increased by $3.0 million, or 35%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase is due to a $2.2 million increase in production taxes and a $0.8 million increase in ad valorem taxes. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas revenue. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.
Midstream service expenses. Midstream service expenses decreased by $0.2 million, or 24%, for the three months ended March 31, 2018 compared to the same period in 2017. Midstream service expenses primarily represent costs incurred to operate and maintain our (i) oil and natural gas gathering and transportation systems and related facilities, (ii) centralized oil storage tanks, (iii) natural gas lift, rig fuel and centralized compression infrastructure and (iv) water storage, recycling and transportation facilities.
Costs of purchased oil. Costs of purchased oil increased by $10.4 million, or 21%, for the three months ended March 31, 2018 compared to the same period in 2017. These costs include purchasing oil from third parties and transporting it on the Bridgetex Pipeline. Costs of purchased oil fluctuate due to changes in oil prices.
General and administrative ("G&A"). G&A remained relatively flat for the three months ended March 31, 2018 compared to the same period in 2017.

See Note 7.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding our stock-based compensation.
Depletion, depreciation and amortization ("DD&A"). The following table presents the components of our DD&A expense:

	Three months ended March 31,
(in thousands)	2018	2017
Depletion of evaluated oil and natural gas properties	$41,817	$30,414
Depreciation of midstream service assets	2,405	2,151
Depreciation and amortization of other fixed assets	1,331	1,547
Total DD&A	$45,553	$34,112
DD&A increased by $11.4 million, or 34%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase is mainly due to an increase in production volumes sold for the three months ended March 31, 2018 compared to the same period in 2017.
Non-operating income (expense). The following table presents the components of non-operating income (expense):

	Three months ended March 31,
(in thousands)	2018	2017
Gain on derivatives, net	$9,010	$36,671
Income from equity method investee (see Note 3.a)	—	3,068
Interest expense	(13,518)	(22,720)
Interest and other income	453	145
Loss on disposal of assets, net	(2,617)	(214)
Total non-operating income (expense), net	$(6,672)	$16,950
Gain on derivatives, net. The following table presents the changes in the components of gain on derivatives, net:

(in thousands)	Three months ended March 31, 2018 compared to 2017
Fair value of derivatives outstanding	$(17,974)
Settlements received for matured derivatives, net	(9,687)
Total change in gain on derivatives, net	$(27,661)
The change in fair value of derivatives outstanding is the result of new and expiring contracts and the changing relationship between our outstanding contract prices and the future market prices in the forward curves, which we use to calculate the fair value of our derivatives. In general, if no new contracts were entered into, we experience gains during periods of decreasing market prices and losses during periods of increasing market prices. Settlements received for matured derivatives, net, are based on the cash settlement prices of our matured derivatives compared to the prices specified in the derivative contracts.
See Notes 8, 9.a and 17.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.
Income from equity method investee. Prior to the Medallion Sale, we owned 49% of the ownership interests of Medallion. As such, we previously accounted for this investment under the equity method of accounting with our proportionate share of Medallion's net income reflected in the unaudited consolidated statements of operations as "Income from equity method investee." For further discussion of the Medallion Sale, see Note 3.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Interest expense. Interest expense decreased by $9.2 million, or 41%, for the three months ended March 31, 2018 compared to the same period in 2017 mainly due to the early redemption of the May 2022 Notes on November 29, 2017.
Loss on disposal of assets, net. Loss on disposal of assets, net, increased by $2.4 million for the three months ended March 31, 2018 compared to the same period in 2017. From time to time, we dispose of materials and supplies inventory and other fixed assets. The associated gain or loss recorded during the period fluctuates depending upon the volume of the assets disposed, their associated net book value and, in the case of a disposal by sale, the sale price.

Income tax. Since September 30, 2015, we have recorded a full valuation allowance against our net deferred tax assets. As such, our effective tax rate was 0% for each of the three months ended March 31, 2018 and 2017. For further discussion of our valuation allowance, see Note 14 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Liquidity and capital resources
Historically, our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings, proceeds from senior unsecured note offerings, borrowings under our Senior Secured Credit Facility and proceeds from the Medallion Sale and other asset sales. We believe cash flows from operations (including our hedging program) and availability under our Senior Secured Credit Facility provide sufficient liquidity to manage our cash needs and contractual obligations and to fund expected capital expenditures. Our primary operational uses of capital have been for the acquisition, exploration and development of oil and natural gas properties, LMS' infrastructure development and investments in Medallion until its sale on October 30, 2017.
A significant portion of our capital expenditures can be adjusted and managed by us. We continually monitor the capital markets and our capital structure and consider which financing alternatives, including equity and debt capital resources, joint ventures and asset sales, are available to meet our future planned or accelerated capital expenditures. We may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. Such financing alternatives, including capital market transactions and debt and equity repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. See Notes 3, 6.c and 7.a to our unaudited consolidated financial statements and "Part II. Item 2. Purchases of Equity Securities" included elsewhere in this Quarterly Report for additional discussion of our Medallion Sale and 2017 divestiture of oil and natural gas properties, the redemption of our May 2022 Notes and our $200.0 million share repurchase program authorized by our board of directors in February 2018 to enhance and accelerate value return to our shareholders. We also continuously look for other opportunities to maximize shareholder value.
We use derivatives to reduce exposure to fluctuations in the prices of oil, NGL and natural gas. By removing a significant portion of the price volatility associated with future production, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices. Our derivative positions will help us stabilize a portion of our expected cash flows from operations in the event of future declines in the prices of oil, NGL and natural gas. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below. See Notes 8 and 17.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding our derivative settlement indices and our open hedge positions as of March 31, 2018 and derivatives entered into subsequent to March 31, 2018, respectively.
We continually seek to maintain a financial profile that provides operational flexibility. As of March 31, 2018, we had cash and cash equivalents of $55.9 million and undrawn capacity under the Senior Secured Credit Facility of $945.0 million, resulting in total liquidity of $1.0 billion. As of May 1, 2018, we had cash and cash equivalents of $81.0 million and undrawn capacity under the Senior Secured Credit Facility of $1.09 billion, resulting in total liquidity of $1.17 billion. We believe that our operating cash flow and the aforementioned liquidity sources provide us with the financial resources to manage our business needs, to implement our planned capital expenditure budget and, at our discretion, to fund our share repurchase program.
Cash flows
Our cash flows for the periods presented are summarized in the table below:

	Three months ended March 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$146,471	$63,784
Net cash used in investing activities	(199,674)	(53,961)
Net cash used in financing activities	(3,067)	(12,143)
Net decrease in cash and cash equivalents	$(56,270)	$(2,320)
Cash flows from operating activities
Net cash provided by operating activities increased by $82.7 million, or 130%, for the three months ended March 31, 2018 compared to the same period in 2017 mainly due to increased revenues due to the price-related increase in oil and NGL and increased sales volumes of all production; however, notable cash changes included (i) a decrease of $11.6 million in settlements received for matured derivatives, net of premiums paid, (ii) offset by an increase from working capital inflows of $31.2 million.
Our operating cash flows are sensitive to a number of variables, the most significant of which are the volatility of oil, NGL and natural gas prices and sales volume levels. Regional and worldwide economic activity, weather, infrastructure, capacity to reach markets, costs of operations, legislation and regulations and other variable factors significantly impact the prices of these commodities. These factors are not within our control and are difficult to predict. For additional information on risks related to our business, see "Item 1A. Risk Factors" in the our 2017 Annual Report.
Cash flows from investing activities
Net cash used in investing activities increased by $145.7 million for the three months ended March 31, 2018 compared to the same period in 2017 and is mainly attributable to (i) an increase in capital expenditures on oil and natural gas properties and (ii) no significant proceeds from dispositions of capital assets in the current period. See Note 3.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of the January 2017 divestiture.
Our cash flows from investing activities for the periods presented are summarized in the table below:

	Three months ended March 31,
(in thousands)	2018	2017
Capital expenditures:
Oil and natural gas properties	$(195,025)	$(110,542)
Midstream service assets	(3,362)	(1,731)
Other fixed assets	(3,963)	(1,203)
Proceeds from disposition of equity method investee, net of selling costs (see Note 3.a)	1,655	—
Proceeds from dispositions of capital assets, net of selling costs	1,021	59,515
Net cash used in investing activities	$(199,674)	$(53,961)
Capital expenditure budget
We expect our calendar-year 2018 capital expenditure budget to be increased to approximately $585.0 million, excluding acquisitions, due to new expectations of increased working interest and lateral length for wells completed in 2018. Additionally, delayed implementation of in-basin sand is impacting well costs. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.
The amount, timing and allocation of capital expenditures are largely discretionary and within management's control. If oil, NGL and natural gas prices decline below our acceptable levels, or costs increase above our acceptable levels, we may choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. Subject to financing alternatives, we may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive. We consistently monitor and may adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing and joint venture opportunities, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, changes in service costs, contractual obligations, internally generated cash flow and other factors both within and outside our control.
Cash flows from financing activities
Net cash used in financing activities decreased by $9.1 million for the three months ended March 31, 2018, compared to the same period in 2017 and is mainly attributable to (i) an absence of payments on our Senior Secured Credit Facility, (ii) increased borrowings on our Senior Secured Credit Facility and (iii) a decrease in the value of vested stock exchanged to satisfy employees' tax withholding upon vesting of their restricted stock awards and there were no employees' tax withholding on performance share award vestings due to no shares issued. These cash flows were partially offset by share repurchases under our share repurchase program that commenced in February 2018. During the three months ended March 31, 2018, we repurchased 6,727,901 shares of common stock at a weighted-average price of $8.69 per common share for a total of $58.5 million under this program and, upon repurchase, the shares were retired. At March 31, 2018, we have authorization remaining to repurchase, from time to time, approximately $141.5 million in common stock.

Our cash flows from financing activities for the periods presented are summarized in the table below:

	Three months ended March 31,
(in thousands)	2018	2017
Borrowings on Senior Secured Credit Facility	$55,000	$50,000
Payments on Senior Secured Credit Facility	—	(55,000)
Share repurchases	(53,714)	—
Vested stock exchanged for tax withholding	(4,353)	(7,501)
Proceeds from exercise of stock options	—	358
Net cash used in financing activities	$(3,067)	$(12,143)
Debt
As of March 31, 2018, we were a party only to our Senior Secured Credit Facility and the indentures governing our senior unsecured notes.
Senior Secured Credit Facility. As of March 31, 2018, our Senior Secured Credit Facility had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $1.0 billion each, with $55.0 million outstanding.
The borrowing base under our Senior Secured Credit Facility is subject to a semi-annual redetermination based on the lenders' evaluation of our oil, NGL and natural gas reserves. The lenders have the right to call for an interim redetermination of the borrowing base once between any two redetermination dates and in other specified circumstances. As of March 31, 2018, the maturity date of the Senior Secured Credit Facility was May 2, 2022, provided that if the January 2022 Notes were not redeemed or refinanced on or prior to October 17, 2021, the Senior Secured Credit Facility would mature on such date.
On April 19, 2018, pursuant to a regular semi-annual redetermination, the lenders increased the borrowing base and aggregate elected commitment to $1.3 billion and $1.2 billion, respectively. The maturity date was extended to April 19, 2023, provided that if either of the January 2022 Notes or March 2023 Notes have not been refinanced on or prior to the applicable Early Maturity Date, the Senior Secured Credit Facility will mature on such Early Maturity Date. See Notes 6.d and 17.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our Senior Secured Credit Facility and the Third Amendment.
Principal amounts borrowed under our Senior Secured Credit Facility are payable on the final maturity date with such borrowings bearing interest that is payable, at our election, either on the last day of each fiscal quarter at an "Adjusted Base Rate" as defined in our Senior Secured Credit Facility, or at the end of one-, two-, three-, six- or, to the extent available, 12-month interest periods (and in the case of six- and 12-month interest periods, every three months prior to the end of such interest period) at a "London Interbank Offered Rate" as defined in our Senior Secured Credit Facility, in each case, plus an applicable margin, which ranges from 0.25% to 1.25% for "Adjusted Base Rate Loans" as defined in our Senior Secured Credit Facility, and from 1.25% to 2.25% for "Eurodollar Loans" as defined in our Senior Secured Credit Facility, based on the ratio of the outstanding revolving credit on our Senior Secured Credit Facility to the elected commitment. We are also required to pay an annual commitment fee based on the unused portion of the bank's commitment of 0.375% to 0.50%.
Our Senior Secured Credit Facility is secured by a first-priority lien on certain of our assets, including oil and natural gas properties constituting at least 85% of the present value of our proved reserves owned now or in the future. Our Senior Secured Credit Facility contains both financial and non-financial covenants. We were in compliance with these covenants as of March 31, 2018 and December 31, 2017.
Senior unsecured notes. The following table presents principal amounts and applicable interest rates for our outstanding senior unsecured notes as of March 31, 2018:

(in millions, except for interest rates)	Principal	Interest rate
January 2022 Notes	$450.0	5.625%
March 2023 Notes	350.0	6.250%
Total senior unsecured notes	$800.0
See Notes 6.a and 6.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the March 2023 Notes and January 2022 Notes, respectively.

Obligations and commitments
As of March 31, 2018, our contractual obligations included our January 2022 Notes, March 2023 Notes, Senior Secured Credit Facility, drilling contract commitments, firm sale and transportation commitments, derivative deferred premiums, asset retirement obligations and office and equipment leases. From December 31, 2017 to March 31, 2018, the material changes in our contractual obligations included (i) an increase of $55.0 million in outstanding borrowings on our Senior Secured Credit Facility, (ii) a decrease of $23.6 million on our interest obligations for our senior unsecured notes as semi-annual interest payments were made in January and March 2018, (iii) a decrease of $12.2 million in our firm sale and transportation commitments due to satisfying first-quarter 2018 commitments, (iv) a decrease of $2.1 million for drilling contract commitments due to the timing of when contracts are entered into and completed (on contracts other than those on a well-by-well basis) and (v) an increase of $1.6 million in deferred premiums due mainly to new derivative contracts partially offset by first-quarter 2018 payments.
See Notes 6, 8, 9, 11, 13 and 17.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our contractual obligations.
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
Adjusted EBITDA is a non-GAAP financial measure that we define as net income or loss plus adjustments for depletion, depreciation and amortization, non-cash stock-based compensation, net, accretion expense, mark-to-market on derivatives, premiums paid for derivatives, interest expense, gains or losses on disposal of assets, income or loss from equity method investee, proportionate Adjusted EBITDA of equity method investee and other non-recurring income and expenses. Adjusted EBITDA provides no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, working capital movement or tax position. Adjusted EBITDA does not represent funds available for discretionary use because those funds are required for debt service, capital expenditures, working capital, income taxes, franchise taxes and other commitments and obligations. However, our management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure:

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

The following table presents a reconciliation of net income (GAAP) to Adjusted EBITDA (non-GAAP):

	Three months ended March 31,
(in thousands)	2018	2017
Net income	$86,520	$68,276
Plus:
Depletion, depreciation and amortization	45,553	34,112
Non-cash stock-based compensation, net	9,339	9,224
Accretion expense	1,106	928
Mark-to-market on derivatives:
Gain on derivatives, net	(9,010)	(36,671)
Settlements (paid) received for matured derivatives, net	(2,236)	7,451
Premiums paid for derivatives	(4,024)	(2,107)
Interest expense	13,518	22,720
Loss on disposal of assets, net	2,617	214
Income from equity method investee	—	(3,068)
Proportionate Adjusted EBITDA of equity method investee(1)	—	6,365
Adjusted EBITDA	$143,383	$107,444
_______________________________________________________________________________

(1)	Proportionate Adjusted EBITDA of Medallion, our equity method investee until its sale on October 30, 2017, is calculated as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Income from equity method investee	$—	$3,068
Adjusted for proportionate share of:
Depreciation and amortization	—	3,297
Proportionate Adjusted EBITDA of equity method investee	$—	$6,365
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
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2018. For our other critical accounting policies and procedures, please see our disclosure of critical accounting policies in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2017 Annual Report. Furthermore, see Notes 4 and 7.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of the impact of the adoption of ASC 606 and estimates pertaining to our 2018 performance share awards.
Recent accounting pronouncements
See Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding recent accounting pronouncements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term "market risk," in our case, refers to the risk of loss arising from adverse changes in oil, NGL and natural gas prices and in interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of how we view and manage our ongoing market risk exposures. All of our market risk-sensitive derivative instruments were entered into for hedging purposes, rather than for speculative trading.
Commodity price exposure
Due to the inherent volatility in oil, NGL and natural gas prices, we engage in derivative transactions, such as puts, swaps, collars, basis swaps and, in the past, call spreads to hedge price risk associated with a significant portion of our anticipated production. By removing a portion of the price volatility associated with future production, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices.
The fair values of our open derivative contracts are largely determined by forward price curves of the relevant indices. As of March 31, 2018, a 10% change in the forward curves associated with our derivatives would have changed our unaudited consolidated balance sheet's net derivative position to the following amounts:

(in thousands)	10% Increase	10% Decrease
Net (liability) asset derivative position	$(30,396)	$35,176
As of March 31, 2018 and December 31, 2017, the net derivative positions were an asset of $2.0 million and a liability of $13.0 million, respectively. See Notes 8 and 9.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional disclosures regarding our derivatives.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our January 2022 Notes and March 2023 Notes bear interest at fixed rates. The expected maturity years, outstanding balances and interest rates on our long-term debt as of March 31, 2018 were as follows:

	Expected maturity year
(in millions except for interest rates)	2022	2023
Senior Secured Credit Facility	$55.0	$—
Floating interest rate	3.733%	—%
January 2022 Notes	$450.0	$—
Fixed interest rate	5.625%	—%
March 2023 Notes	$—	$350.0
Fixed interest rate	—%	6.250%
Counterparty and customer credit risk
See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in the 2017 Annual Report, Note 11 to our unaudited consolidated financial statements, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent developments—Customer contract termination and litigation" and "Part II, Item 1. Legal Proceedings" located elsewhere in this Quarterly Report for further discussion on our counterparty and customer credit risk.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Laredo's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were effective as of March 31, 2018. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Laredo's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 3, 2017, Shell filed an Original Petition and Request for Disclosure in the District Court of Harris County, Texas, alleging that the crude oil purchase agreement entered into between Shell and Laredo effective October 1, 2016 through June 30, 2020 does not accurately reflect the compensation to be paid to Shell under certain circumstances due to a drafting mistake. Shell seeks reformation of one clause of the crude oil purchase agreement on the grounds of alleged mutual mistake or, in the alternative, unilateral mistake, an award of the amounts Shell alleges it should have been or should be paid under the agreement, court costs and attorneys’ fees. The Company does not believe there was a drafting mistake made in the crude oil purchase agreement, which covers 19,000 barrels of crude oil per day of gross production, as well as like-quantity crude oil from Shell. On December 11, 2017, Shell filed its First Amended Petition, in which it asserted nine causes of action, including multiple new claims for breach of contract and fraud. As of March 31, 2018, the Company had estimated an amount of $25.3 million related to this litigation that is not recorded in the accompanying unaudited consolidated balance sheets located elsewhere in this Quarterly Report. This estimate is generally based on the amount in dispute under the pricing election in question, based on barrels of crude oil purchased and sold as of that time.

Subsequent to March 31, 2018, Shell notified the Company that effective as of May 1, 2018, Shell would no longer continue to purchase the Company's crude oil or sell crude oil to the Company under the terms of the crude oil purchase agreement. As of April 30, 2018, the Company had estimated an aggregate amount of $28.3 million related to the Company's prior pricing elections that is the subject of this litigation. As a result of Shell’s decision to no longer purchase the Company's crude oil or sell crude oil to the Company under the terms of the crude oil purchase agreement, this estimate of unrecorded amount is not anticipated to increase in the future. Through the date of such termination, the Company has accounted for the costs (and resulting increased crude oil price realization) as reflected in the terms of the crude oil purchase agreement. The Company is unable to determine a probability of the outcome of this litigation at this time. The Company believes the termination is improper and a breach of the crude oil purchase agreement and intends to vigorously pursue its rights under the terminated crude oil purchase agreement and seek all appropriate damages from Shell. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent developments—Customer contract termination and litigation" located elsewhere in this Quarterly Report for further discussion.
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2017 Annual Report. There have been no material changes in our risk factors from those described in the 2017 Annual Report. The risks described in the 2017 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.    Purchases of Equity Securities
The following table summarizes purchases of common stock by Laredo:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans(2)	Maximum value that may yet be purchased under the program as of the respective period-end date (2)
January 1, 2018 - January 31, 2018	223	$11.08	—	$—
February 1, 2018 - February 28, 2018	2,319,752	$8.68	1,818,802	$184,134,137
March 1, 2018 - March 31, 2018	4,919,439	$8.68	4,909,099	$141,525,047
Total	7,239,414		6,727,901
______________________________________________________________________________

(1)	Included in these amounts are 511,513 shares withheld by us to satisfy employee tax withholding obligations that arose upon the lapse of restrictions on restricted stock awards.

(2)
In February 2018, our board of directors authorized a $200 million share repurchase program commencing in February 2018. The repurchase program expires in February 2020. Repurchases of shares began in February 2018 and totaled 6,727,901 at a cost of $58.5 million through March 31, 2018. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions and block trades.

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
10.1
Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of February 14, 2018, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto (incorporated by reference to Exhibit 10.3 of Laredo's Annual Report on Form 10-K (File No. 001-35380) filed on February 15, 2018).

10.2#	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on February 23, 2018).
10.3
Third Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 19, 2018, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto (incorporated by reference to Exhibit 10.1 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on April 23, 2018).

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

LAREDO PETROLEUM, INC.

Date: May 3, 2018	By:	/s/ Randy A. Foutch
Randy A. Foutch
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 3, 2018	By:	/s/ Richard C. Buterbaugh
Richard C. Buterbaugh
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: May 3, 2018	By:	/s/ Michael T. Beyer
Michael T. Beyer
Vice President - Controller and Chief Accounting Officer
(principal accounting officer)