Form 10-Q
period 2018-09-30
Laredo Petroleum, Inc.
filed 2018-11-06
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018
 or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of November 1, 2018: 233,882,020

LAREDO PETROLEUM, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this "Quarterly Report") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil and natural gas reserves, drilling program capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "could," "may," "will," "foresee," "plan," "goal," "should," "intend," "pursue," "target," "continue," "suggest" or the negative thereof or other variations thereof or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Among the factors that significantly impact our business and could impact our business in the future are:

•	the volatility of oil, natural gas liquids ("NGL") and natural gas prices, including in our area of operation in the Permian Basin;

•	our ability to discover, estimate, develop and replace oil, NGL and natural gas reserves;

•	the long-term performance of wells that were completed using different technologies;

•	changes in domestic and global production, supply and demand for oil, NGL and natural gas;

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

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to generate sufficient cash to service our indebtedness, fund our capital requirements and generate future profits;

•	the impact of share repurchases or our suspension or discontinuation of the share repurchase program at any time;

•	the potential negative impact on production of oil, NGL and natural gas from our wells due to tighter spacing of our wells;

•	the potential impact on our inventory of future wells from increased spacing and/or decreased well performance;

•	our ability to hedge and regulations that affect our ability to hedge;

•	revisions to our reserve estimates as a result of changes in commodity prices and other uncertainties;

•	impacts to our financial statements as a result of impairment write-downs;

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
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report, under "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Annual Report"), and under "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (the "Second Quarter 2018 Quarterly Report") and those set forth from time to time in our other filings with the Securities and Exchange Commission (the "SEC"). These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$50,407	$112,159
Accounts receivable, net	117,581	100,645
Derivatives	3,074	6,892
Other current assets	18,465	15,686
Total current assets	189,527	235,382
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	6,589,327	6,070,940
Unevaluated properties not being depleted	147,690	175,865
Less accumulated depletion and impairment	(4,798,527)	(4,657,466)
Oil and natural gas properties, net	1,938,490	1,589,339
Midstream service assets, net	132,415	138,325
Other fixed assets, net	42,264	40,721
Property and equipment, net	2,113,169	1,768,385
Derivatives	—	3,413
Other noncurrent assets, net	17,078	16,109
Total assets	$2,319,774	$2,023,289
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$86,637	$58,341
Accrued capital expenditures	38,188	82,721
Undistributed revenue and royalties	53,239	37,852
Derivatives	44,060	22,950
Other current liabilities	37,145	75,555
Total current liabilities	259,269	277,419
Long-term debt, net	963,191	791,855
Derivatives	20,945	384
Asset retirement obligations	55,684	53,962
Other noncurrent liabilities	5,573	134,090
Total liabilities	1,304,662	1,257,710
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized and 233,957,811 and 242,521,143 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2,340	2,425
Additional paid-in capital	2,365,740	2,432,262
Accumulated deficit	(1,352,968)	(1,669,108)
Total stockholders' equity	1,015,112	765,579
Total liabilities and stockholders' equity	$2,319,774	$2,023,289

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$160,007	$110,194	$469,972	$313,875
NGL sales	50,814	27,700	115,979	68,329
Natural gas sales	15,043	19,664	45,908	55,927
Midstream service revenues	2,255	2,446	6,590	8,148
Sales of purchased oil	51,627	45,814	252,039	135,546
Total revenues	279,746	205,818	890,488	581,825
Costs and expenses:
Lease operating expenses	23,873	19,594	68,466	56,690
Production and ad valorem taxes	14,015	9,558	38,232	26,811
Transportation and marketing expenses	5,036	—	6,570	—
Midstream service expenses	728	1,174	1,824	2,986
Costs of purchased oil	51,210	47,385	252,452	141,661
General and administrative	23,397	25,000	74,956	72,605
Depletion, depreciation and amortization	55,963	41,212	152,278	113,327
Other operating expenses	1,114	1,443	3,341	3,906
Total costs and expenses	175,336	145,366	598,119	417,986
Operating income	104,410	60,452	292,369	163,839
Non-operating income (expense):
Gain (loss) on derivatives, net	(32,245)	(27,441)	(69,211)	38,127
Income from equity method investee (see Note 3.c)	—	2,371	—	7,910
Interest expense	(14,845)	(23,697)	(42,787)	(69,590)
Other (expense) income	(267)	333	629	527
Loss on disposal of assets, net	(616)	(991)	(4,591)	(400)
Non-operating expense, net	(47,973)	(49,425)	(115,960)	(23,426)
Income before income taxes	56,437	11,027	176,409	140,413
Income tax benefit (expense):
Current	381	—	381	—
Deferred	(1,768)	—	(1,768)	—
Total income tax expense:	(1,387)	—	(1,387)	—
Net income	$55,050	$11,027	$175,022	$140,413
Net income per common share:
Basic	$0.24	$0.05	$0.75	$0.59
Diluted	$0.24	$0.05	$0.75	$0.57
Weighted-average common shares outstanding:
Basic	230,605	239,306	233,228	239,017
Diluted	231,639	244,887	234,207	244,693

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statement of stockholders' equity
(in thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2017	242,521	$2,425	$2,432,262	—	$—	$(1,669,108)	$765,579
Adjustment to the beginning balance of accumulated deficit upon adoption of ASC 606 (see Note 4.a)	—	—	—	—	—	141,118	141,118
Restricted stock awards	3,248	33	(33)	—	—	—	—
Restricted stock forfeitures	(266)	(3)	3	—	—	—	—
Share repurchases	—	—	—	11,049	(97,055)	—	(97,055)
Vested stock exchanged for tax withholding	—	—	—	517	(4,411)	—	(4,411)
Retirement of treasury stock	(11,566)	(115)	(101,351)	(11,566)	101,466	—	—
Exercise of stock options	21	—	86	—	—	—	86
Stock-based compensation	—	—	34,773	—	—	—	34,773
Net income	—	—	—	—	—	175,022	175,022
Balance, September 30, 2018	233,958	$2,340	$2,365,740	—	$—	$(1,352,968)	$1,015,112

The accompanying notes are an integral part of this unaudited consolidated financial statement.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$175,022	$140,413
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	1,768	—
Depletion, depreciation and amortization	152,278	113,327
Non-cash stock-based compensation, net	28,748	26,877
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	69,211	(38,127)
Settlements (paid) received for matured derivatives, net	(5,943)	34,791
Settlements received for early terminations of derivatives, net	—	4,234
Change in net present value of derivative deferred premiums	564	199
Premiums paid for derivatives	(14,930)	(13,542)
Amortization of debt issuance costs	2,484	3,132
Income from equity method investee (see Note 3.c)	—	(7,910)
Other, net	9,290	3,445
Increase in accounts receivable	(18,591)	(2,973)
Increase in other current assets	(6,479)	(3,143)
Decrease (increase) in other noncurrent assets	346	(77)
Increase in accounts payable and accrued liabilities	28,296	11,575
Increase in undistributed revenues and royalties	15,387	6,384
Decrease in other current liabilities	(28,298)	(6,264)
Decrease in other noncurrent liabilities	(625)	(290)
Net cash provided by operating activities	408,528	272,051
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(16,340)	—
Capital expenditures:
Oil and natural gas properties	(522,470)	(381,165)
Midstream service assets	(5,764)	(11,680)
Other fixed assets	(5,945)	(3,604)
Investment in equity method investee (see Note 3.c)	—	(24,572)
Proceeds from disposition of equity method investee, net of selling costs (see Note 3.c)	1,655	—
Proceeds from dispositions of capital assets, net of selling costs	12,433	64,128
Net cash used in investing activities	(536,431)	(356,893)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	190,000	155,000
Payments on Senior Secured Credit Facility	(20,000)	(70,000)
Share repurchases	(97,055)	—
Vested stock exchanged for tax withholding	(4,411)	(7,638)
Proceeds from exercise of stock options	86	358
Payments for debt issuance costs	(2,469)	(4,732)
Net cash provided by financing activities	66,151	72,988
Net decrease in cash and cash equivalents	(61,752)	(11,854)
Cash and cash equivalents, beginning of period	112,159	32,672
Cash and cash equivalents, end of period	$50,407	$20,818

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Laredo Petroleum, Inc.
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
The accompanying unaudited consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2017 is derived from audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of September 30, 2018, results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017.
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
Note 2—Recently issued or adopted accounting pronouncements
The Company considers the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") to the FASB Accounting Standards Codification ("ASC"). The discussion of the ASUs and a final rule issued by the SEC listed below were determined to be meaningful to the Company's unaudited consolidated financial statements and/or footnotes during the nine months ended September 30, 2018.

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
In July 2018, the FASB issued new guidance in ASC 842 to provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with ASC 840. An entity that elects this transition method must provide the required ASC 840 disclosures for all periods that continue to be reported in accordance with ASC 840.
The amendments in these ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The primary effect on the Company's consolidated financial statements will be to record assets and obligations for contracts currently recognized as operating leases with a term greater than 12 months and to evaluate operating leases with a term less than or equal to 12 months for accounting policy election. The Company has a team, including third-party consultants, to implement the standard and is implementing the software that will be used to track and account for lease activity. The Company anticipates that the adoption and implementation of ASC 842 will result in a material increase in assets and liabilities on the consolidated balance sheet but will not result in a material impact to the consolidated statement of operations. The estimate of the dollar value impact of the adoption is on-going.
The Company has made certain accounting policy decisions including that it plans to adopt the short-term lease recognition exemption, accounting for certain asset classes at a portfolio level, and establishing a balance sheet recognition capitalization threshold. The transition will utilize the modified retrospective approach to adopting the new standard that will be applied at the beginning of the period adopted (January 1, 2019). The Company will utilize the transition package of expedients to leases that commenced before the effective date. The Company expects for certain lessee asset classes to elect the practical expedient and not separate lease and non-lease components. For these asset classes, the agreements will be accounted for as a single lease component.
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
Condensed notes to the consolidated financial statements
(Unaudited)

d.    Fair value measurements
In August 2018, the FASB issued new guidance in ASC 820, Fair Value Measurement, to modify disclosure requirements. Of the amendments in the ASU, the below items affected the Company's fair value measurement disclosures in Note 9. Removed disclosure requirements that should be applied retrospectively to all periods presented are: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. A modified disclosure requirement that should be applied prospectively is to clarify that the measurement uncertainty disclosure communicates information about the uncertainty in measurement as of the reporting date. A new disclosure requirement that should be applied prospectively is to disclose the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company has elected to early adopt this guidance upon the issuance of the ASU and has modified its disclosures accordingly in this Quarterly Report.
e.    SEC disclosure update and simplification
In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amends various SEC disclosure requirements that they have determined to be redundant, duplicative, overlapping, outdated or superseded. The amendments also extend the annual disclosure requirement of presenting the changes in stockholders' equity to interim periods. An analysis of changes in stockholders’ equity will now be required for the current and comparative year-to-date interim periods. The Company has incorporated certain aspects of the final rule in this Quarterly Report and will complete the implementation of the final rule in the fourth quarter of 2018.
Note 3—Acquisitions and divestitures
a.    2018 Acquisitions of evaluated and unevaluated oil and natural gas properties
During the nine months ended September 30, 2018, through multiple transactions, the Company acquired 895 net acres of additional leasehold interests and working interests in 47 producing horizontal and vertical wells in Glasscock County, Texas for an aggregate purchase price of $16.3 million, net of post-closing adjustments. These acquisitions were accounted for as asset acquisitions.
b.    2018 Divestitures of evaluated and unevaluated oil and natural gas properties and midstream service assets
During the nine months ended September 30, 2018, through multiple transactions, the Company completed the sale of 3,070 net acres and working interests in 24 producing vertical and horizontal wells and associated midstream service assets in Glasscock County and Howard County in Texas to third-party buyers for an aggregate sales price of $12.0 million, net of post-closing adjustments. Of this amount, $11.5 million, net of post-closing adjustments, was recorded as adjustments to oil and natural gas properties pursuant to the rules governing full cost accounting. A loss of $1.0 million from the sale of the associated midstream service assets was included in the line item "Loss on disposal of assets, net" in the unaudited consolidated statements of operations. Effective at the closings, the operations and cash flows of these oil and natural gas properties and midstream service assets were eliminated from the ongoing operations of the Company, and the Company has no continuing involvement in the properties. These divestitures did not represent a strategic shift and will not have a major effect on the Company's future operations or financial results.
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
Condensed notes to the consolidated financial statements
(Unaudited)

in Medallion to an affiliate of Global Infrastructure Partners ("GIP") for cash consideration of $1.825 billion (the "Medallion Sale"). LMS' net cash proceeds for its 49% ownership interest in Medallion in 2017 were $829.6 million, before post-closing adjustments and taxes, but after deduction of its proportionate share of fees and other expenses associated with the Medallion Sale. On February 1, 2018, closing adjustments were finalized and LMS received additional net cash of $1.7 million for total net cash proceeds before taxes of $831.3 million. The proceeds were used to pay borrowings on the Senior Secured Credit Facility in full, to redeem the May 2022 Notes (as defined below) and for working capital purposes. The Medallion Sale closed pursuant to the membership interest purchase and sale agreement, which provides for potential post-closing additional cash consideration that is structured based on GIP's realized profit at exit. There can be no assurance as to when and whether the additional consideration will be paid. The Medallion Sale did not represent a strategic shift and will not have a major effect on the Company's future operations or financial results.
LMS has a Transportation Services Agreement (the "TA") with a wholly-owned subsidiary of Medallion under which LMS receives firm transportation of the Company's crude oil production from Reagan County and Glasscock County in Texas to Colorado City, Texas that continues to be in effect after the Medallion Sale. Historically, the Company's crude oil purchasers have fulfilled the commitment by transporting crude oil, purchased from the Company, under the TA, as agent. As a result of the Company's continuing involvement with Medallion by guaranteeing cash flows under the TA, the Company recorded a deferred gain in the amount of its maximum exposure to loss related to such guarantees that would have been amortized over the TA's firm commitment transportation term through 2024 had the Company not adopted new revenue recognition guidance on January 1, 2018. The deferred gain is included in the unaudited consolidated balance sheets in each of the "Other current liabilities" and "Other noncurrent liabilities" line items as of December 31, 2017. See Note 4.a for discussion of the impact to the deferred gain upon the adoption of ASC 606.
d.    2017 Divestiture of evaluated and unevaluated oil and natural gas properties
In January 2017, the Company completed the sale of 2,900 net acres and working interests in 16 producing vertical wells in the Midland Basin to a third-party buyer for a purchase price of $59.7 million. After transaction costs reflecting an economic effective date of October 1, 2016, the proceeds were $59.5 million, net of working capital and post-closing adjustments. A significant portion of these proceeds was used to pay down borrowings on the Senior Secured Credit Facility. The purchase price was recorded as an adjustment to oil and natural gas properties pursuant to the rules governing full cost accounting. Effective at closing, the operations and cash flows of these oil and natural gas properties were eliminated from the ongoing operations of the Company, and the Company has no continuing involvement in the properties. This divestiture did not represent a strategic shift and will not have a major effect on the Company's future operations or financial results.
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
Note 4—Revenue recognition
a.    Impact of ASC 606 adoption
Upon adoption of ASC 606 on January 1, 2018, for the three and nine months ended September 30, 2018, the Company reclassified certain firm transportation payments on excess pipeline capacity and other contractual penalties due to customers, historically included in the "Other operating expenses" line item in the unaudited consolidated statements of operations, and netted them with the revenue stream from which they derive as these payments to customers do not relate to the provision of a distinct good or service to the customer. In addition, there was an impact upon adoption related to the treatment of the gain on the Medallion Sale.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The impact of the adoption of ASC 606 on the results of operations for the periods presented is as follows:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
(in thousands)	As computed under ASC 605	As reported under ASC 606	Increase/(decrease)	As computed under ASC 605	As reported under ASC 606	Increase/(decrease)
Revenues:
Oil sales	$160,246	$160,007	$(239)	$472,496	$469,972	$(2,524)
NGL sales	$50,814	$50,814	$—	$115,979	$115,979	$—
Natural gas sales	$15,043	$15,043	$—	$45,908	$45,908	$—
Costs and expenses:
Other operating expenses	$1,353	$1,114	$(239)	$5,865	$3,341	$(2,524)

Net income	$55,050	$55,050	$—	$175,022	$175,022	$—
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
Condensed notes to the consolidated financial statements
(Unaudited)

represents an expense associated with the sale of oil to the final customer. The Company recognizes such repurchase expense and any transportation expenses incurred for the delivery of the oil to the final customer in the "Transportation and marketing expenses" line item in the accompanying unaudited consolidated statements of operations.
Under certain of its customer contracts, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties if it fails to deliver contractual minimum volumes to its customers. Such amounts are recorded as a reduction to the transaction price as these amounts do not represent payments to the customer for distinct goods or services and instead relate specifically to the failure to perform under the specific customer contract. Such amounts are recorded as a reduction to the transaction price when payment is determined as probable, typically when such a deficiency occurs.
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
Imbalances
The Company recognizes revenue for all oil, NGL and natural gas sold to purchasers regardless of whether the sales are proportionate to the Company's ownership interest in the property. Production imbalances are recognized as a liability to the extent an imbalance on a specific property exceeds the Company's share of remaining proved oil, NGL and natural gas reserves. The Company is also subject to natural gas pipeline imbalances, which are recorded as accounts receivable or payable at values consistent with contractual arrangements with the owner of the pipeline. The Company did not have any producer or pipeline imbalance positions as of September 30, 2018 or December 31, 2017.
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
Prior-period performance obligations
For sales of oil, NGL, natural gas and purchased oil, the Company records revenue in the month production is delivered to the purchaser. However, settlement statements and payment may not be received for 30 to 90 days after the date production is delivered and, as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. Such differences have historically not been significant. The Company uses knowledge of its properties, its properties' historical performance, spot market prices and other factors as the basis for these estimates. For the three and nine months ended September 30, 2018, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
Note 5—Property and equipment
The following table presents the Company's property and equipment as of the dates presented:

(in thousands)	September 30, 2018	December 31, 2017
Evaluated oil and natural gas properties	$6,589,327	$6,070,940
Less accumulated depletion and impairment	(4,798,527)	(4,657,466)
Evaluated oil and natural gas properties, net	1,790,800	1,413,474

Unevaluated oil and natural gas properties not being depleted	147,690	175,865

Midstream service assets	171,740	171,427
Less accumulated depreciation and impairment	(39,325)	(33,102)
Midstream service assets, net	132,415	138,325

Depreciable other fixed assets	50,420	48,957
Less accumulated depreciation and amortization	(26,415)	(23,150)
Depreciable other fixed assets, net	24,005	25,807

Land	18,259	14,914

Total property and equipment, net	$2,113,169	$1,768,385
For the three months ended September 30, 2018 and 2017, depletion expense for the Company's evaluated oil and natural gas properties was $7.94 per barrel of oil equivalent ("BOE") sold and $6.80 per BOE sold, respectively. For the nine months ended September 30, 2018 and 2017, depletion expense for the Company's evaluated oil and natural gas properties was $7.67 per BOE sold and $6.57 per BOE sold, respectively.
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
The following table presents capitalized employee-related costs for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Capitalized employee-related costs	$5,837	$6,938	$19,101	$17,911
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
The following table presents costs incurred in the acquisition, exploration and development of oil and natural gas properties, with asset retirement obligations included in evaluated property acquisition costs and development costs, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Property acquisition costs (see Note 3.a):				—
Evaluated	$—	$—	$13,847	$—
Unevaluated	—	—	2,790	—
Exploration costs	7,502	7,136	18,747	28,337
Development costs	139,748	160,359	467,582	397,255
Total costs incurred	$147,250	$167,495	$502,966	$425,592
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
d.    Senior Secured Credit Facility
The Senior Secured Credit Facility matures on April 19, 2023, provided that if either the January 2022 Notes or March 2023 Notes have not been refinanced on or prior to the date (as applicable, the "Early Maturity Date") that is 90 days before their respective stated maturity dates, the Senior Secured Credit Facility will mature on such Early Maturity Date. As of September 30, 2018, the Senior Secured Credit Facility had a maximum credit amount of $2.0 billion, a borrowing base of $1.3 billion and an aggregate elected commitment of $1.2 billion, with $170.0 million outstanding and was subject to an interest rate of 3.44%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with as of September 30, 2018. Laredo is required to pay a commitment fee on the unused portion of the financial institutions' commitment of 0.375% to 0.5%, based on the ratio of outstanding revolving credit to the aggregate elected commitment under the Senior Secured Credit Facility. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. No letters of credit were outstanding as of September 30, 2018 or December 31, 2017. See Note 16 for discussion of items affecting the Senior Secured Credit Facility subsequent to September 30, 2018.
e.    Long-term debt, net
The following table summarizes the net presentation of the Company's long-term debt and debt issuance costs on the unaudited consolidated balance sheets as of the dates presented:

	September 30, 2018			December 31, 2017
(in thousands)	Long-term debt	Debt issuance costs, net	Long-term debt, net	Long-term debt	Debt issuance costs, net	Long-term debt, net
January 2022 Notes	$450,000	$(3,254)	$446,746	$450,000	$(3,987)	$446,013
March 2023 Notes	350,000	(3,555)	346,445	350,000	(4,158)	345,842
Senior Secured Credit Facility(1)	170,000	—	170,000	—	—	—
Total	$970,000	$(6,809)	$963,191	$800,000	$(8,145)	$791,855
______________________________________________________________________________

(1)
Debt issuance costs, net related to our Senior Secured Credit Facility of $7.4 million and $6.0 million as of September 30, 2018 and December 31, 2017, respectively, are reported in "Other assets, net" on the unaudited consolidated balance sheets.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 7—Stockholders' equity and stock-based compensation
a.   Share repurchase program
In February 2018, the Company's board of directors authorized a $200 million share repurchase program commencing in February 2018. The repurchase program expires in February 2020. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions and block trades. The timing and actual number of share repurchases will depend upon several factors, including market conditions, business conditions, the trading price of the Company's common stock and the nature of other investment opportunities available to the Company. During the three months ended September 30, 2018, the Company repurchased 1,170,190 shares of common stock at a weighted-average price of $8.41 per common share for a total of $9.9 million under this program. During the nine months ended September 30, 2018, the Company repurchased 11,048,742 shares of common stock at a weighted-average price of $8.78 per common share for a total of $97.1 million under this program. All shares were retired upon repurchase.
b.   Treasury stock
Treasury stock is recorded at cost, which includes incremental direct transaction costs, and is retired upon acquisition as a result from share repurchases under the share repurchase program or from the withholding of shares of stock to satisfy employee tax withholding obligations that arise upon the lapse of restrictions on their stock-based awards at the employees' election.
c.   Stock-based compensation
The Company's Long-Term Incentive Plan (the "LTIP") provides for the granting of incentive awards in the form of restricted stock awards, stock option awards, performance share awards, performance unit awards and other awards. The LTIP provides for the issuance of up to 24,350,000 shares of Laredo's common stock.
The Company recognizes the fair value of stock-based compensation awards expected to vest over the requisite service period as a charge against earnings, net of amounts capitalized. The Company's stock-based compensation awards are accounted for as equity instruments and are included in the "General and administrative" line item in the unaudited consolidated statements of operations. The Company capitalizes a portion of stock-based compensation for employees who are directly involved in the acquisition, exploration or development of oil and natural gas properties into the full cost pool. Capitalized stock-based compensation is included in the "Evaluated properties" line item on the unaudited consolidated balance sheets.
Restricted stock awards
All service vesting restricted stock awards are treated as issued and outstanding in the accompanying unaudited consolidated financial statements. Per the award agreement terms, if an employee terminates employment prior to the restriction lapse date for reasons other than death or disability, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. If the employee's termination of employment is by reason of death or disability, all of the holder's restricted stock will automatically vest. Restricted stock awards granted to officers and employees vest in a variety of vesting schedules that mainly include (i) 33%, 33% and 34% per year beginning on the first anniversary of the grant date and (ii) fully on the first anniversary of the grant date. Beginning August 2017, stock awards granted to non-employee directors vest immediately on the grant date. Restricted stock awards granted to non-employee directors prior to August 2017 vested on the first anniversary of the grant date.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects the restricted stock award activity for the nine months ended September 30, 2018:

(in thousands, except for weighted-average grant-date fair value)	Restricted stock awards	Weighted-average grant-date fair value (per award)
Outstanding as of December 31, 2017	3,169	$12.81
Granted	3,248	$8.42
Forfeited	(266)	$10.35
Vested(1)	(1,851)	$12.21
Outstanding as of September 30, 2018	4,300	$9.90
_____________________________________________________________________________

(1)	The total intrinsic value of vested restricted stock awards for the nine months ended September 30, 2018 was $16.1 million.
The Company utilizes the closing stock price on the grant date to determine the fair value of service vesting restricted stock awards. As of September 30, 2018, unrecognized stock-based compensation related to the restricted stock awards expected to vest was $26.5 million. Such cost is expected to be recognized over a weighted-average period of 1.87 years.
Stock option awards
Stock option awards granted under the LTIP vest and become exercisable in four equal installments on each of the four anniversaries of the grant date. As of September 30, 2018, the 2,577,205 outstanding stock option awards have a weighted-average exercise price of $12.66 and a weighted-average remaining contractual term of 6.37 years. There were de minimis exercises, forfeitures and cancellations of stock option awards during the nine months ended September 30, 2018. There were no grants of stock option awards during the nine months ended September 30, 2018.
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock option awards and recognizes the associated expense on a straight-line basis over the four-year requisite service period of the awards. Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock option awards will be outstanding prior to exercise and the associated expected volatility. As of September 30, 2018, unrecognized stock-based compensation related to stock option awards expected to vest was $5.0 million. Such cost is expected to be recognized over a weighted-average period of 1.67 years.
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

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects the performance share award activity for the nine months ended September 30, 2018:

(in thousands, except for weighted-average grant-date fair value)	Performance share awards	Weighted-average grant-date fair value (per award)
Outstanding as of December 31, 2017	2,745	$17.77
Granted(1)	1,389	$9.22
Forfeited	(149)	$14.83
Vested(2)	(454)	$16.23
Outstanding as of September 30, 2018	3,531	$14.55
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

As of September 30, 2018, unrecognized stock-based compensation related to the performance share awards expected to vest was $18.6 million. Such cost is expected to be recognized over a weighted-average period of 1.72 years.
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
Condensed notes to the consolidated financial statements
(Unaudited)

Stock-based compensation expense
The following has been recorded to stock-based compensation expense for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Restricted stock award compensation	$6,001	$5,422	$19,332	$16,856
Stock option award compensation	970	1,159	3,010	3,600
Performance share award compensation	3,689	4,255	12,431	12,063
Total stock-based compensation, gross	10,660	10,836	34,773	32,519
Less amounts capitalized in oil and natural gas properties	(1,927)	(1,870)	(6,025)	(5,642)
Total stock-based compensation, net	$8,733	$8,966	$28,748	$26,877
Note 8—Derivatives
Due to the inherent volatility in oil, NGL and natural gas prices, commodity transportation costs and differences in the prices of oil, NGL and natural gas between where the Company produces and where the Company sells such commodities, the Company engages in derivative transactions, such as puts, swaps, collars, basis swaps and, in the past, call spreads to hedge price risk associated with a portion of the Company's anticipated production. By removing a portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices, commodity transportation costs and differences in commodity prices between where the Company produces and where the Company sells its products.
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
Each call spread transaction has an established short call price and long call price. Depending on the terms, the counterparty may pay a premium to the Company to enter into the transaction. When the settlement price is above the short call price and less than or equal to the long call price, the Company pays its counterparty an amount equal to the difference between the settlement price and the short call price multiplied by the hedged contract volume. When the settlement price is above the long call price, the Company pays the counterparty an amount equal to the difference between the long call price and the short call price multiplied by the hedged contract volume. When the settlement price is at or below the short call price in an individual month in the contract period, the call option expires with no settlement paid by either the Company or the counterparty for that particular month, except with regard to the deferred premium, if any.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Other than the oil basis swaps, the Company's oil derivatives are settled based on the month's average daily NYMEX index price for the first nearby month of the West Texas Intermediate Light Sweet Crude Oil Futures Contract. The oil basis swaps are settled based on either (i) the differential between the Argus Americas Crude West Texas Intermediate ("WTI") index prices for WTI Midland-weighted average for the trade month and WTI Cushing-WTI formula basis for the trade month as compared to the basis swaps' fixed differential price or (ii) the differential between the Argus Americas Crude WTI Houston-weighted average price for the trade month and the WTI Midland-weighted average price for the trade month as compared to the basis swaps' fixed differential price. The Company's NGL derivatives are settled based on the month's average daily OPIS index price for Mont Belvieu Purity Ethane, TET and Non-TET Propane, Non-TET Normal Butane, Non-TET Isobutane and Non-TET Natural Gasoline. Other than the natural gas basis swaps, the Company's natural gas derivatives are settled based on the Inside FERC index price for West Texas WAHA for the calculation period. The natural gas basis swaps are settled based on the differential between the Inside FERC index price for West Texas WAHA for the calculation period and the NYMEX Henry Hub index price for the calculation period as compared to the basis swaps' fixed differential price.
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
Condensed notes to the consolidated financial statements
(Unaudited)

The following table summarizes open positions as of September 30, 2018, and represents, as of such date, derivatives in place through December 2021 on annual production volumes:

	Remaining year 2018	Year 2019	Year 2020	Year 2021
Oil:
Puts:
Hedged volume (Bbl)	1,367,775	8,030,000	366,000	—
Weighted-average floor price ($/Bbl)	$51.93	$47.45	$45.00	$—
Swaps:
Hedged volume (Bbl)	—	657,000	695,400	—
Weighted-average price ($/Bbl)	$—	$53.45	$52.18	$—
Collars:
Hedged volume (Bbl)	1,030,400	—	1,134,600	912,500
Weighted-average floor price ($/Bbl)	$41.43	$—	$45.00	$45.00
Weighted-average ceiling price ($/Bbl)	$60.00	$—	$76.13	$71.00
Totals:
Total volume hedged with floor price (Bbl)	2,398,175	8,687,000	2,196,000	912,500
Weighted-average floor price ($/Bbl)	$47.42	$47.91	$47.27	$45.00
Total volume hedged with ceiling price (Bbl)	1,030,400	657,000	1,830,000	912,500
Weighted-average ceiling price ($/Bbl)	$60.00	$53.45	$67.03	$71.00
Basis Swaps:
WTI Midland to WTI Cushing:
Hedged volume (Bbl)	920,000	552,000	—	—
Weighted-average price ($/Bbl)	$(0.56)	$(4.37)	$—	$—
WTI Houston to WTI Midland:
Hedged volume (Bbl)	920,000	1,810,000	—	—
Weighted-average price ($/Bbl)	$7.30	$7.30	$—	$—
NGL:
Swaps - Purity Ethane:
Hedged volume (Bbl)	156,400	—	—	—
Weighted-average price ($/Bbl)	$11.66	$—	$—	$—
Swaps - Non-TET Propane:
Hedged volume (Bbl)	128,800	—	—	—
Weighted-average price ($/Bbl)	$33.92	$—	$—	$—
Swaps - Non-TET Normal Butane:
Hedged volume (Bbl)	46,000	—	—	—
Weighted-average price ($/Bbl)	$38.22	$—	$—	$—
Swaps - Non-TET Isobutane:
Hedged volume (Bbl)	18,400	—	—	—
Weighted-average price ($/Bbl)	$38.33	$—	$—	$—
Swaps - Non-TET Natural Gasoline:
Hedged volume (Bbl)	46,000	—	—	—
Weighted-average price ($/Bbl)	$57.02	$—	$—	$—
Total NGL volume hedged (Bbl)	395,600	—	—	—
TABLE CONTINUES ON NEXT PAGE

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

	Remaining year 2018	Year 2019	Year 2020	Year 2021
Natural gas:
Puts:
Hedged volume (MMBtu)	2,055,000	—	—	—
Weighted-average floor price ($/MMBtu)	$2.50	$—	$—	$—
Collars:
Hedged volume (MMBtu)	3,928,400	—	—	—
Weighted-average floor price ($/MMBtu)	$2.50	$—	$—	$—
Weighted-average ceiling price ($/MMBtu)	$3.35	$—	$—	$—
Totals:
Total volume hedged with floor price (MMBtu)	5,983,400	—	—	—
Weighted-average floor price ($/MMBtu)	$2.50	$—	$—	$—
Total volume hedged with ceiling price (MMBtu)	3,928,400	—	—	—
Weighted-average ceiling price ($/MMBtu)	$3.35	$—	$—	$—
Basis Swaps:
Hedged volume (MMBtu)	2,300,000	20,075,000	25,254,000	—
Weighted-average price ($/MMBtu)	$(0.62)	$(1.05)	$(0.76)	$—
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
Condensed notes to the consolidated financial statements
(Unaudited)

Note 9—Fair value measurements
See Note 10 "Fair value measurements" in the 2017 Annual Report for discussion on the Company's accounting policies for fair value measurements.
a.    Fair value measurement on a recurring basis
The following tables summarize the Company's derivatives' fair value hierarchy by commodity and current and noncurrent assets and liabilities on a gross basis and the net presentation included in the "Derivatives" line items on the unaudited consolidated balance sheets as of the dates presented:

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of September 30, 2018:
Assets:
Current:
Oil derivatives	$—	$10,390	$—	$10,390	$(10,390)	$—
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	13,002	—	13,002	(9,309)	3,693
Oil derivative deferred premiums	—	—	—	—	—	—
Natural gas derivative deferred premiums	—	—	—	—	(619)	(619)
Noncurrent:
Oil derivatives	$—	$2,056	$—	$2,056	$(2,056)	$—
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	474	—	474	(474)	—
Oil derivative deferred premiums	—	—	—	—	—	—
Natural gas derivative deferred premiums	—	—	—	—	—	—
Liabilities:
Current:
Oil derivatives	$—	$(41,692)	$—	$(41,692)	$10,390	$(31,302)
NGL derivatives	—	(4,807)	—	(4,807)	—	(4,807)
Natural gas derivatives	—	233	—	233	9,309	9,542
Oil derivative deferred premiums	—	—	(17,265)	(17,265)	—	(17,265)
Natural gas derivative deferred premiums	—	—	(847)	(847)	619	(228)
Noncurrent:
Oil derivatives	$—	$(17,279)	$—	$(17,279)	$2,056	$(15,223)
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	(2,468)	—	(2,468)	474	(1,994)
Oil derivative deferred premiums	—	—	(3,728)	(3,728)	—	(3,728)
Natural gas derivative deferred premiums	—	—	—	—	—	—
Net derivative liability positions	$—	$(40,091)	$(21,840)	$(61,931)	$—	$(61,931)

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of December 31, 2017:
Assets:
Current:
Oil derivatives	$—	$7,427	$—	$7,427	$(3,721)	$3,706
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	10,546	—	10,546	(4,817)	5,729
Oil derivative deferred premiums	—	—	—	—	(87)	(87)
Natural gas derivative deferred premiums	—	—	—	—	(2,456)	(2,456)
Noncurrent:
Oil derivatives	$—	$11,613	$—	$11,613	$(6,087)	$5,526
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	934	—	934	(934)	—
Oil derivative deferred premiums	—	—	—	—	(2,113)	(2,113)
Natural gas derivative deferred premiums	—	—	—	—	—	—
Liabilities:
Current:
Oil derivatives	$—	$(12,477)	$—	$(12,477)	$3,721	$(8,756)
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	—	—	—	4,817	4,817
Oil derivative deferred premiums	—	—	(18,202)	(18,202)	87	(18,115)
Natural gas derivative deferred premiums	—	—	(3,352)	(3,352)	2,456	(896)
Noncurrent:
Oil derivatives	$—	$(2,389)	$—	$(2,389)	$6,087	$3,698
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	—	—	—	934	934
Oil derivative deferred premiums	—	—	(7,129)	(7,129)	2,113	(5,016)
Natural gas derivative deferred premiums	—	—	—	—	—	—
Net derivative asset (liability) positions	$—	$15,654	$(28,683)	$(13,029)	$—	$(13,029)
Significant Level 2 inputs associated with the calculation of discounted cash flows used in the fair value mark-to-market analysis of derivatives include each derivative contract's corresponding commodity index price(s), appropriate risk-adjusted discount rates and forward price curve models for substantially similar instruments generated from a compilation of data gathered from third parties.
The Company's deferred premiums associated with its derivative contracts are categorized as Level 3, as the Company utilizes a net present value calculation to determine the valuation. They are considered to be measured on a recurring basis as the derivative contracts they derive from are measured on a recurring basis. As derivative contracts containing deferred premiums are entered into, the Company discounts the associated deferred premium to its net present value at the contract trade date, using the Senior Secured Credit Facility rate at the trade date and then records the change in net present value to interest expense over the period from the trade date until the final settlement date at the end of the contract. After this initial valuation, the net present value of each deferred premium is not adjusted; therefore, significant increases (decreases) in the Senior Secured Credit Facility rate would result in a significantly lower (higher) fair value measurement for each new contract entered into that contained a deferred premium; however, the valuation for the deferred premiums already recorded would remain unaffected. While the Company believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. The deferred premiums are included in the "Derivatives" line items on the unaudited consolidated balance sheets, and as of September 30, 2018, their input rates range from 1.91% to 3.32% with a net fair value weighted-average rate of 2.78%.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents payments required for derivative deferred premiums as of September 30, 2018 for the periods presented:

(in thousands)	September 30, 2018
Remaining 2018	$5,405
2019	15,502
2020	1,295
Total	$22,202
A summary of the changes in net assets and liabilities classified as Level 3 measurements for the periods presented are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Balance of Level 3 at beginning of period	$(25,026)	$(12,554)	$(28,683)	$(8,998)
Change in net present value of derivative deferred premiums(1)	(168)	(88)	(564)	(199)
Total purchases and settlements of derivative deferred premiums:
Purchases	(2,101)	(15,996)	(7,523)	(22,994)
Settlements	5,455	1,448	14,930	5,001
Balance of Level 3 at end of period	$(21,840)	$(27,190)	$(21,840)	$(27,190)
____________________________________________________________________________

(1)	These amounts are included in the "Interest expense" line item in the unaudited consolidated statements of operations.
b.    Fair value measurement on a nonrecurring basis
See Note 10.b "Fair value measurement on a nonrecurring basis" and Note 4.c "2016 acquisitions of evaluated and unevaluated oil and natural gas properties" in the 2017 Annual Report for the Company's accounting policies and assumptions in estimating the fair values of assets acquired and liabilities assumed for acquisitions of evaluated and unevaluated oil and natural gas properties. See Note 3.a for additional discussion of the Company's acquisitions of evaluated and unevaluated oil and natural gas properties for the nine months ended September 30, 2018.
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
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	September 30, 2018		December 31, 2017
(in thousands)	Long-term debt	Fair value(1)	Long-term debt	Fair value(1)
January 2022 Notes	$450,000	$448,875	$450,000	$454,500
March 2023 Notes	350,000	352,730	350,000	364,105
Senior Secured Credit Facility	170,000	170,084	—	—
Total	$970,000	$971,689	$800,000	$818,605
______________________________________________________________________________

(1)
The fair values of the debt outstanding on the January 2022 Notes and the March 2023 Notes were determined using the September 30, 2018 and December 31, 2017 quoted market price (Level 1) for each respective instrument. The fair value of the outstanding debt on the Senior Secured Credit Facility as of September 30, 2018 was estimated utilizing a pricing model for similar instruments (Level 2).

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
The following table reflects the calculation of basic and diluted weighted-average common shares outstanding and net income per common share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except for per share data)	2018	2017	2018	2017
Net income (numerator):
Net income—basic and diluted	$55,050	$11,027	$175,022	$140,413
Weighted-average common shares outstanding (denominator):
Basic(1)	230,605	239,306	233,228	239,017
Non-vested restricted stock awards(2)	935	650	911	845
Outstanding stock option awards(3)	99	130	68	129
Non-vested performance share awards(4)	—	4,801	—	4,702
Diluted	231,639	244,887	234,207	244,693
Net income per common share:
Basic	$0.24	$0.05	$0.75	$0.59
Diluted	$0.24	$0.05	$0.75	$0.57
_____________________________________________________________________________

(1)
Weighted-average common shares outstanding used in the computation of basic and diluted net income per common share was computed taking into account share repurchases that occurred during the three and nine months ended September 30, 2018. See Note 7.a for additional discussion of the Company's share repurchase program.

(2)
The effect of a significant portion of the non-vested restricted stock awards was excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2018. The inclusion of these non-vested restricted stock awards would be anti-dilutive due to the sum of the assumed proceeds exceeding the average stock price during the period.

(3)
The effect of the outstanding stock option awards, with the exception of those granted in 2016, was excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2018. The inclusion of these stock option awards would be anti-dilutive as their exercise prices were greater than the average stock price during the period.

(4)
The effect of the non-vested performance share awards was excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2018 as the awards were below the respective agreements' payout thresholds. The effect of the non-vested performance share awards granted in 2018 was calculated utilizing the following criteria defined in Note 7.c: (i) the RTSR Performance Percentage, (ii) the ATSR Appreciation and (iii) the ROACE Percentage from the beginning of the performance period to September 30, 2018 for each of the criteria to identify the RTSR Factor, the ATSR Factor and the ROACE Factor, respectively, which were used to compute the Performance Multiple to determine the number of shares for the dilutive effect. The effects of the non-vested performance share awards granted in 2016 and 2017 were calculated utilizing the Company's TSR from the beginning of each performance share awards' respective performance period to September 30, 2018 in comparison to the TSR of the peers specified in each respective performance share awards' agreement.

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
Through April 30, 2018, the date on which Shell wrongfully terminated the crude oil purchase agreement, the Company had accounted for the costs and crude oil price realization as reflected in the terms of the crude oil purchase agreement. The accompanying unaudited consolidated balance sheets do not include any amounts for damage claims or attorneys' fees sought by Shell. As of September 30, 2018, the Company had estimated an aggregate amount of $37.4 million that is the subject of Shell's claims, which is generally based on the contractual amount in dispute under the pricing election that is the subject of Shell's claims applied to the barrels of crude oil purchased and sold through the date on which Shell wrongfully terminated the crude oil purchase agreement. As a result of such termination, the Company's estimate of this unrecorded amount is not anticipated to materially increase in the future. This estimate does not include damages sought by Shell pursuant to its latest repudiation claim asserted in its Second Amended Petition or amounts sought by Shell for recovery of attorneys' fees incurred for the prosecution of its claims.
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
b.    Drilling contracts
The Company has committed to several drilling contracts with third parties to facilitate the Company's drilling plans. Certain of these contracts are for a term of multiple months and contain early termination clauses that require the Company to potentially pay penalties to the third party should the Company cease drilling efforts. These penalties would negatively impact the Company's financial statements upon early contract termination. There were no penalties incurred for early contract termination for either of the nine months ended September 30, 2018 or 2017. The future commitment of $22.9 million as of September 30, 2018 is not recorded in the accompanying unaudited consolidated balance sheets. Management does not currently anticipate the early termination of these contracts in 2018.
c.    Firm sale and transportation commitments
The Company has committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. Management anticipates continuing this practice in the future. The Company incurred firm transportation payments on excess pipeline capacity and other contractual penalties of $0.2 million and $0.5 million during the three months ended September 30, 2018 and 2017, respectively, and $2.5 million and $1.1 million during the nine months ended September 30, 2018 and 2017, respectively. For the three and nine months ended September 30, 2018, these firm transportation payments on excess pipeline capacity and other contractual penalties are netted with the respective revenue stream in the unaudited consolidated statements of operations. For the three and nine months ended

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

September 30, 2017, these firm transportation payments on excess pipeline capacity and other penalties are included in the "Other operating expenses" line item in the unaudited consolidated statements of operations. See Note 4.a for additional information regarding the presentation of firm transportation payments on excess pipeline capacity and other contractual penalties. Future commitments of $367.7 million as of September 30, 2018 are not recorded in the accompanying unaudited consolidated balance sheets. For information regarding the TA related to Medallion, see Note 3.c.
d.    Sand purchase and supply agreement
During the second quarter of 2018, the Company entered into a sand purchase and supply agreement, for a term of one year, whereby it has committed to buy a certain volume of in-basin sand, utilized in the Company's completion activities, for a fixed price. As of September 30, 2018, under the terms of this agreement, the Company is required to purchase a certain percentage of the volume commitment or it would incur a shortfall payment of $5.7 million at the end of the contract period.
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
f.    Environmental
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed in the period incurred. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Management believes no materially significant liabilities of this nature existed as of September 30, 2018 or December 31, 2017.
Note 12—Supplemental cash flow information
The following table presents supplemental cash flow information:

	Nine months ended September 30,
(in thousands)	2018	2017
Non-cash investing activities:
(Decrease) increase in accrued capital expenditures	$(44,533)	$39,156
Capitalized stock-based compensation	$6,025	$5,642
Capitalized asset retirement costs	$719	$670
Other supplemental cash flow information:
Capitalized interest	$710	$756

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 13—Asset retirement obligations
See Note 2.m "Asset retirement obligations" in the 2017 Annual Report for discussion on asset retirement obligations.
The following table reconciles the Company's asset retirement obligation liability associated with tangible long-lived assets:

	Nine months ended September 30,
(in thousands)	2018	2017
Liability at beginning of period	$55,506	$52,207
Liabilities added due to acquisitions, drilling, midstream service asset construction and other	719	492
Accretion expense	3,341	2,822
Liabilities settled due to plugging and abandonment or sale	(2,246)	(1,228)
Revision of estimates	—	178
Liability at end of period	$57,320	$54,471
Note 14—Income taxes
The Company is subject to federal and state income taxes and the Texas franchise tax. The Company had federal net operating loss carry-forwards totaling $1.8 billion and state of Oklahoma net operating loss carry-forwards totaling $36.3 million as of September 30, 2018, which begin expiring in 2026 and 2032, respectively. Due to the passing of Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), $86.4 million of the federal net operating loss carry-forward will not expire but may be limited in future periods. As of September 30, 2018, the Company believes it is more likely than not that a portion of the net operating loss carry-forwards are not fully realizable. The Company continues to consider new evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed. Such consideration includes projected future cash flows from its oil, NGL and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of September 30, 2018, the Company's ability to capitalize intangible drilling costs, rather than expensing these costs in order to prevent an operating loss carry-forward from expiring unused and future projections of Oklahoma sourced income. As of September 30, 2018, a full valuation allowance of $298.8 million has been recorded against the Company's federal and state of Oklahoma net deferred tax assets. As of September 30, 2018, a Texas deferred tax liability of $1.8 million has been recorded along with the corresponding deferred income tax expense. Additionally, a current tax refund of $0.4 million of Texas franchise tax is expected as a result of differences in estimated versus actual taxable income from the gain on the Medallion Sale and is recorded as a current income tax benefit.
Note 15—Subsidiary guarantors
The Guarantors have fully and unconditionally guaranteed the January 2022 Notes, the March 2023 Notes and the Senior Secured Credit Facility (and had guaranteed the May 2022 Notes until the May 2022 Notes Redemption Date), subject to the Releases. In accordance with practices accepted by the SEC, Laredo has prepared condensed consolidating financial statements to quantify the balance sheets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following unaudited condensed consolidating (i) balance sheets as of September 30, 2018 and December 31, 2017, (ii) statements of operations for the three and nine months ended September 30, 2018 and 2017 and (iii) statements of cash flows for the nine months ended September 30, 2018 and 2017 present financial information for Laredo on a stand-alone basis (carrying any investment in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a condensed consolidated basis. Income taxes for LMS and for GCM are recorded on Laredo's balance sheets, statements of operations and statements of cash flows as they are disregarded entities for income tax purposes. Laredo and the Guarantors are not restricted from making intercompany distributions to each other.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating balance sheet
September 30, 2018

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$103,109	$14,472	$—	$117,581
Other current assets	70,413	1,533	—	71,946
Oil and natural gas properties, net	1,951,518	9,146	(22,174)	1,938,490
Midstream service assets, net	—	132,415	—	132,415
Other fixed assets, net	42,071	193	—	42,264
Investment in subsidiaries	130,439	—	(130,439)	—
Other noncurrent assets, net	13,113	3,965	—	17,078
Total assets	$2,310,663	$161,724	$(152,613)	$2,319,774

Accounts payable and accrued liabilities	$68,037	$18,600	$—	$86,637
Other current liabilities	162,893	9,739	—	172,632
Long-term debt, net	963,191	—	—	963,191
Other noncurrent liabilities	79,256	2,946	—	82,202
Stockholders' equity	1,037,286	130,439	(152,613)	1,015,112
Total liabilities and stockholders' equity	$2,310,663	$161,724	$(152,613)	$2,319,774
Condensed consolidating balance sheet
December 31, 2017

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$79,413	$21,232	$—	$100,645
Other current assets	132,219	2,518	—	134,737
Oil and natural gas properties, net	1,596,834	9,220	(16,715)	1,589,339
Midstream service assets, net	—	138,325	—	138,325
Other fixed assets, net	40,344	377	—	40,721
Investment in subsidiaries	(7,566)	—	7,566	—
Other noncurrent assets, net	15,526	3,996	—	19,522
Total assets	$1,856,770	$175,668	$(9,149)	$2,023,289

Accounts payable and accrued liabilities	$34,550	$23,791	$—	$58,341
Other current liabilities	193,104	25,974	—	219,078
Long-term debt, net	791,855	—	—	791,855
Other noncurrent liabilities	54,967	133,469	—	188,436
Stockholders' equity	782,294	(7,566)	(9,149)	765,579
Total liabilities and stockholders' equity	$1,856,770	$175,668	$(9,149)	$2,023,289

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of operations
For the three months ended September 30, 2018

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$225,970	$73,463	$(19,687)	$279,746
Total costs and expenses	123,942	69,146	(17,752)	175,336
Operating income	102,028	4,317	(1,935)	104,410
Interest expense	(14,845)	—	—	(14,845)
Other non-operating expense	(28,811)	(26)	(4,291)	(33,128)
Income before income taxes	58,372	4,291	(6,226)	56,437
Income tax expense	(1,387)	—	—	(1,387)
Net income	$56,985	$4,291	$(6,226)	$55,050
Condensed consolidating statement of operations
For the three months ended September 30, 2017

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$157,902	$63,686	$(15,770)	$205,818
Total costs and expenses	97,686	62,245	(14,565)	145,366
Operating income	60,216	1,441	(1,205)	60,452
Interest expense	(23,697)	—	—	(23,697)
Other non-operating income (expense)	(24,287)	2,290	(3,731)	(25,728)
Income before income taxes	12,232	3,731	(4,936)	11,027
Income tax	—	—	—	—
Net income	$12,232	$3,731	$(4,936)	$11,027
Condensed consolidating statement of operations
For the nine months ended September 30, 2018

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$632,419	$312,784	$(54,715)	$890,488
Total costs and expenses	345,232	302,143	(49,256)	598,119
Operating income	287,187	10,641	(5,459)	292,369
Interest expense	(42,787)	—	—	(42,787)
Other non-operating expense	(62,532)	(1,307)	(9,334)	(73,173)
Income before income taxes	181,868	9,334	(14,793)	176,409
Income tax expense	(1,387)	—	—	(1,387)
Net income	$180,481	$9,334	$(14,793)	$175,022

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of operations
For the nine months ended September 30, 2017

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$439,269	$190,926	$(48,370)	$581,825
Total costs and expenses	276,855	183,310	(42,179)	417,986
Operating income	162,414	7,616	(6,191)	163,839
Interest expense	(69,590)	—	—	(69,590)
Other non-operating income	53,780	7,622	(15,238)	46,164
Income before income taxes	146,604	15,238	(21,429)	140,413
Income tax	—	—	—	—
Net income	$146,604	$15,238	$(21,429)	$140,413
Condensed consolidating statement of cash flows
For the nine months ended September 30, 2018

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash provided by operating activities	$402,065	$15,797	$(9,334)	$408,528
Change in investment between affiliates	3,115	(12,449)	9,334	—
Capital expenditures and other	(533,083)	(3,348)	—	(536,431)
Net cash provided by financing activities	66,151	—	—	66,151
Net decrease in cash and cash equivalents	(61,752)	—	—	(61,752)
Cash and cash equivalents, beginning of period	112,158	1	—	112,159
Cash and cash equivalents, end of period	$50,406	$1	$—	$50,407
Condensed consolidating statement of cash flows
For the nine months ended September 30, 2017

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash provided by operating activities	$273,309	$13,980	$(15,238)	$272,051
Change in investment between affiliates	(36,890)	21,652	15,238	—
Capital expenditures and other	(321,261)	(35,632)	—	(356,893)
Net cash provided by financing activities	72,988	—	—	72,988
Net decrease in cash and cash equivalents	(11,854)	—	—	(11,854)
Cash and cash equivalents, beginning of period	32,671	1	—	32,672
Cash and cash equivalents, end of period	$20,817	$1	$—	$20,818
Note 16—Subsequent events
On October 15, 2018, the Company borrowed $20.0 million on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $190.0 million as of November 5, 2018.
On October 23, 2018, pursuant to the regular semi-annual redetermination, the lenders reaffirmed the borrowing base of $1.3 billion under the Senior Secured Credit Facility. The Company's aggregate elected commitment of $1.2 billion remains unchanged.
As of November 5, 2018, the Company had one letter of credit outstanding of $14.7 million under the Senior Secured Credit Facility.

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
Our financial and operating performance for the three months ended September 30, 2018 included the following:

•	Oil, NGL and natural gas sales of $225.9 million, compared to $157.6 million for the three months ended September 30, 2017;

•	Average daily sales volumes of 71,382 BOE/D, compared to 60,011 BOE/D for the three months ended September 30, 2017;

•	Net income of $55.1 million, compared to $11.0 million for the three months ended September 30, 2017; and

•
Adjusted EBITDA (a non-GAAP financial measure) of $160.6 million, compared to $130.9 million for the three months ended September 30, 2017. See page 42 for a discussion and reconciliation of Adjusted EBITDA.

Our financial and operating performance for the nine months ended September 30, 2018 included the following:

•	Oil, NGL and natural gas sales of $631.9 million, compared to $438.1 million for the nine months ended September 30, 2017;

•	Average daily sales volumes of 67,330 BOE/D, compared to 57,044 BOE/D for the nine months ended September 30, 2017;

•	Net income of $175.0 million, compared to $140.4 million for the nine months ended September 30, 2017; and

•
Adjusted EBITDA (a non-GAAP financial measure) of $456.5 million, compared to $352.6 million for the nine months ended September 30, 2017. See page 42 for a discussion and reconciliation of Adjusted EBITDA.

Core area of operations
The oil and liquids-rich Permian Basin is characterized by multiple target horizons, long-lived reserves, high drilling success rates and high initial production rates. As of September 30, 2018, we had assembled 120,465 net acres in the Permian Basin.
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
During the second and third quarters of 2018, the Midland market crude oil price experienced an increased discount to WTI-Cushing prices, with the August 31, 2018 discount for prompt month delivery at $18 per Bbl of oil, primarily due to limited pipeline capacity constraining transportation of crude oil out of the Permian Basin to major marketing hubs including, but not limited to, Cushing, Oklahoma and the United States Gulf Coast. As of October 31, 2018, this Midland discount for prompt month delivery was $6 per Bbl of oil. This pipeline constraint is expected to continue to affect the Midland market oil price until further transportation capacity becomes operational or until basin-wide crude oil production decreases from its current levels. We will continue to pursue avenues to attempt to protect our oil value from basin differentials by securing transportation capacity, enabling us to sell oil in multiple markets, and entering into basis-swap derivatives.

We have entered into a number of derivative contracts that have enabled us to offset a portion of the changes in our cash flow caused by fluctuations in price and basis differentials for our sales of oil, NGL and natural gas, as discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
The unweighted arithmetic average first-day-of-the-month prices for each month within the 12-month period prior to the end of the reporting period before pricing differentials, adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received when control passes to the purchaser/customer (the "Realized Prices"), utilized to value our reserves as of September 30, 2018 and September 30, 2017, were $58.83 per Bbl for oil, $21.15 per Bbl for NGL and $1.62 per Mcf for natural gas, and $44.59 per Bbl for oil, $16.55 per Bbl for NGL and $2.16 per Mcf for natural gas, respectively. The Realized Prices used to estimate proved reserves do not include derivative transactions. See "—Costs and expenses - Transportation and marketing expenses" for costs incurred prior to control passing to the final customer. The unamortized cost of our evaluated oil and natural gas properties did not exceed the full cost ceiling amount as of September 30, 2018 or September 30, 2017. See Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of our full cost method of accounting.
Horizontal drilling in unconventional wells using enhanced completions techniques, including but not limited to hydraulic fracturing, is a relatively new process and, as such, forecasting the long-term production of such wells is inherently uncertain and subject to varying interpretations. As we receive and process geological and production data from these wells over time, we analyze such data to confirm whether previous assumptions regarding original forecasted production and reserves continue to appear accurate or require modification. While all production forecasts have elements of uncertainty over the life of the related wells, we are seeing indications that the oil portion of such reserves may be less than originally anticipated.
Initial production results, production decline rates, well density, completion design and operating method are examples of the numerous uncertainties and variables inherent in the estimation of proved reserves in future periods. The quantity of proved reserves is one of the many variables inherent in the calculation of depletion. Negative revisions in the estimated quantities of proved reserves have the effect of increasing the rates of depletion on the affected properties, which decreases earnings and increases losses through higher depletion expense. We have experienced increased depletion per BOE sold for each of the last three quarters of 2018.
The table below presents our depletion per BOE sold for the periods presented:

	For the quarters ended
	September 30, 2018	June 30, 2018	March 31, 2018
Depletion per BOE sold	$7.94	$7.68	$7.34
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Oil sales	57%	54%	53%	54%
NGL sales	18%	13%	13%	12%
Natural gas sales	5%	10%	5%	10%
Midstream service revenues	1%	1%	1%	1%
Sales of purchased oil	19%	22%	28%	23%
Total	100%	100%	100%	100%

Results of operations
For the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017
Oil, NGL and natural gas sales volumes, revenues and prices
The following table presents information regarding produced oil, NGL and natural gas sales volumes, revenues and average sales prices:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Sales volumes:
Oil (MBbl)	2,651	2,425	7,604	7,027
NGL (MBbl)	1,987	1,491	5,328	4,187
Natural gas (MMcf)	11,577	9,630	32,697	26,154
Oil equivalents (MBOE)(1)(2)	6,567	5,521	18,381	15,573
Average daily sales volumes (BOE/D)(2)	71,382	60,011	67,330	57,044
% Oil(2)	40%	44%	41%	45%
Sales revenues (in thousands):
Oil	$160,007	$110,194	$469,972	$313,875
NGL	50,814	27,700	115,979	68,329
Natural gas	15,043	19,664	45,908	55,927
Total oil, NGL and natural gas sales revenues	$225,864	$157,558	$631,859	$438,131
Average sales Realized Prices(2):
Oil, without derivatives ($/Bbl)(3)	$60.36	$45.44	$61.80	$44.67
NGL, without derivatives ($/Bbl)(3)	$25.57	$18.58	$21.77	$16.32
Natural gas, without derivatives ($/Mcf)(3)	$1.30	$2.04	$1.40	$2.14
Average price, without derivatives ($/BOE)(3)	$34.39	$28.54	$34.38	$28.13
Oil, with derivatives ($/Bbl)(4)	$55.41	$50.72	$57.50	$49.08
NGL, with derivatives ($/Bbl)(4)	$23.99	$17.98	$20.95	$15.90
Natural gas, with derivatives ($/Mcf)(4)	$1.79	$2.10	$1.79	$2.17
Average price, with derivatives ($/BOE)(4)	$32.78	$30.80	$33.04	$30.07
_____________________________________________________________________________

(1)	BOE is calculated using a conversion rate of six Mcf per one Bbl.

(2)	The numbers presented are based on actual results and are not calculated using the rounded numbers presented in the table above.

(3)
Realized oil, NGL and natural gas prices are the actual prices received when control passes to the purchaser/customer adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. See "—Costs and expenses - Transportation and marketing expenses" for costs incurred prior to control passing to the final customer.

(4)
Price reflects the after-effects of our derivative transactions on our average Realized Prices. Our calculation of such after-effects includes settlements of matured derivatives during the respective periods in accordance with GAAP and an adjustment to reflect premiums incurred previously or upon settlement that are attributable to derivatives that settled during the respective periods.

The following table presents settlements (paid) received for matured derivatives and premiums paid previously or upon settlement attributable to derivatives that matured during the periods utilized in our calculation of the average sales Realized Prices with derivatives presented above:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Settlements (paid) received for matured derivatives:
Oil	$(7,279)	$13,182	$(16,623)	$33,399
NGL	(3,154)	(897)	(4,348)	(1,761)
Natural gas	6,545	1,350	15,028	3,153
Total	$(3,888)	$13,635	$(5,943)	$34,791
Premiums paid previously or upon settlement attributable to derivatives that matured during the respective period:
Oil	$(5,849)	$(362)	$(16,090)	$(2,383)
Natural gas	(850)	(769)	(2,536)	(2,301)
Total	$(6,699)	$(1,131)	$(18,626)	$(4,684)

Changes in average sales Realized Prices without derivatives and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended September 30, 2018 and 2017:

(in thousands)	Oil	NGL	Natural gas	Total net effect of change
2017 Revenues	$110,194	$27,700	$19,664	$157,558
Effect of changes in average sales Realized Prices	39,565	13,895	(8,596)	44,864
Effect of changes in sales volumes	10,248	9,219	3,975	23,442
2018 Revenues	$160,007	$50,814	$15,043	$225,864
Changes in average sales Realized Prices without derivatives and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the nine months ended September 30, 2018 and 2017:

(in thousands)	Oil	NGL	Natural gas	Total net effect of change
2017 Revenues	$313,875	$68,329	$55,927	$438,131
Effect of changes in average sales Realized Prices	130,314	29,039	(24,009)	135,344
Effect of changes in sales volumes	25,783	18,611	13,990	58,384
2018 Revenues	$469,972	$115,979	$45,908	$631,859
Oil sales revenue. Our oil sales revenue is a function of oil production volumes sold and average oil sales Realized Prices received for those volumes. The increase in oil sales revenue of $49.8 million, or 45%, for the three months ended September 30, 2018 as compared to the same period in 2017 is due to a 33% increase in average oil sales Realized Prices and a 9% increase in oil sales volumes.
The increase in oil sales revenue of $156.1 million, or 50%, for the nine months ended September 30, 2018 as compared to the same period in 2017 is due to a 38% increase in average oil sales Realized Prices and an 8% increase in oil sales volumes.
NGL sales revenue. Our NGL sales revenue is a function of NGL production volumes sold and average NGL sales Realized Prices received for those volumes. The increase in NGL sales revenue of $23.1 million, or 83%, for the three months ended September 30, 2018 as compared to the same period in 2017 is due to a 38% increase in average NGL sales Realized Prices and a 33% increase in NGL sales volumes.
The increase in NGL sales revenue of $47.7 million, or 70%, for the nine months ended September 30, 2018 as compared to the same period in 2017 is due to a 33% increase in average NGL sales Realized Prices and a 27% increase in NGL sales volumes.
Natural gas sales revenue. Our natural gas sales revenue is a function of natural gas production volumes sold and average natural gas sales Realized Prices received for those volumes. The decrease in natural gas sales revenue of $4.6 million, or 23%, for the three months ended September 30, 2018 as compared to the same period in 2017 is due to a 36% decrease in average natural gas sales Realized Prices, partially offset by a 20% increase in natural gas sales volumes.

The decrease in natural gas revenue of $10.0 million, or 18%, for the nine months ended September 30, 2018 as compared to the same period in 2017 is due to a 35% decrease in average natural gas sales Realized Prices, partially offset by a 25% increase in natural gas sales volumes.
The following table presents midstream service and sales of purchased oil revenues:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Midstream service revenues	$2,255	$2,446	$6,590	$8,148
Sales of purchased oil	$51,627	$45,814	$252,039	$135,546
Midstream service revenues. Our midstream service revenues decreased by $0.2 million, or 8%, and by $1.6 million, or 19%, for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. These revenues are a function of the services provided through our (i) oil and natural gas gathering and transportation systems and related facilities, (ii) gas lift, rig fuel and centralized compression infrastructure and (iii) water storage, recycling and transportation infrastructure. The decrease in midstream service revenues for the nine months ended September 30, 2018, compared to the same period in 2017, is mainly due to decreased oil throughput revenue.
Sales of purchased oil. We enter into purchase transactions with third parties and separate sale transactions with purchasers/customers to diversify a portion of the sales of our oil production to the Gulf Coast market. These transactions are presented on a gross basis as we act as the principal in the transaction by assuming control of the commodities purchased and the responsibility to deliver the commodities sold. Revenue is recognized when control transfers to the purchaser/customer at the delivery point based on the price received. The transportation costs associated with these transactions are presented as a component of costs of purchased oil. These revenues are a function of the volume and price of purchased oil sold to customers and are offset by the increased costs of purchased oil.
Sales of purchased oil increased by $5.8 million, or 13%, and by $116.5 million, or 86%, for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The increase in the sale of purchased oil for the three months ended September 30, 2018, as compared to the same period in 2017, is mainly due to increased price, partially offset by a 27% decrease in volume of purchased oil sold. During the nine months ended September 30, 2018, our volume of purchased oil sold to customers increased by 33%, as compared to the same period in 2017, due to an increase in the volume of purchased oil sold during the second quarter of 2018.

Costs and expenses
The following table presents information regarding costs and expenses and average costs per BOE sold:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except for per BOE sold data)	2018	2017	2018	2017
Costs and expenses:
Lease operating expenses	$23,873	$19,594	$68,466	$56,690
Production and ad valorem taxes	14,015	9,558	38,232	26,811
Transportation and marketing expenses	5,036	—	6,570	—
Midstream service expenses	728	1,174	1,824	2,986
Costs of purchased oil	51,210	47,385	252,452	141,661
General and administrative:
Cash	14,664	16,034	46,208	45,728
Non-cash stock-based compensation, net	8,733	8,966	28,748	26,877
Depletion, depreciation and amortization	55,963	41,212	152,278	113,327
Other operating expenses	1,114	1,443	3,341	3,906
Total costs and expenses	$175,336	$145,366	$598,119	$417,986
Average costs per BOE sold(1):
Lease operating expenses	$3.63	$3.55	$3.72	$3.64
Production and ad valorem taxes	2.13	1.73	2.08	1.72
Transportation and marketing expenses	0.77	—	0.36	—
Midstream service expenses	0.11	0.21	0.10	0.19
General and administrative:
Cash	2.23	2.90	2.51	2.94
Non-cash stock-based compensation, net	1.33	1.62	1.56	1.73
Depletion, depreciation and amortization	8.52	7.46	8.28	7.28
Total costs and expenses	$18.72	$17.47	$18.61	$17.50
_____________________________________________________________________________

(1)	Average costs per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.
Lease operating expenses. Lease operating expenses, which include workover expenses, increased by $4.3 million, or 22%, and by $11.8 million, or 21%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. On a per BOE sold basis, lease operating expenses remained relatively flat for the three and nine months ended September 30, 2018 compared to the same periods in 2017. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to lease operating expenses.
Production and ad valorem taxes. Production and ad valorem taxes increased by $4.5 million, or 47%, and by $11.4 million, or 43%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increases are mainly due to increases in production taxes, which are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenue. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.
Transportation and marketing expenses. Transportation and marketing expenses were $5.0 million and $6.6 million for the three and nine months ended September 30, 2018, respectively. There were no comparable amounts recorded during the same periods in 2017. Transportation and marketing expenses are the costs incurred to transport a portion of our production to the favorable Gulf Coast market.
Midstream service expenses. Midstream service expenses decreased by $0.4 million, or 38%, and by $1.2 million, or 39%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Midstream service expenses primarily represent costs incurred to operate and maintain our (i) oil and natural gas gathering and transportation systems and related facilities, (ii) centralized oil storage tanks, (iii) natural gas lift, rig fuel and centralized compression infrastructure and (iv) water storage, recycling and transportation facilities.
Costs of purchased oil. Costs of purchased oil increased by $3.8 million, or 8%, and by $110.8 million, or 78%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. These costs include the cost of obtaining oil from third parties and, in some cases, transporting such oil utilized in our marketing activities. Our costs of purchased oil may vary due to changes in oil prices, pricing differentials, the amount of volumes purchased and fluctuations in transportation fees. The quarter-over-quarter increase is mainly due to increases in oil prices, partially offset by a decrease in transportation fees. During the nine months ended September 30, 2018, our volume of purchased oil increased by 33%, as compared to the same period in 2017, due to an increase in the volume of purchased oil during the second quarter of 2018.
General and administrative ("G&A"). G&A decreased by $1.6 million, or 6%, and increased by $2.4 million, or 3%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The quarter-over-quarter decrease is mainly due to decreases in employee-related costs. The year-over-year increase is mainly due to increases in stock-based compensation and professional fees. Stock-based compensation, net, decreased by $0.2 million, or 3%, and increased by $1.9 million, or 7%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. A significant portion of the year-to-date increase is due to the immediate vesting of stock awards granted to our non-employee directors in May 2018 compared to a one-year cliff-vest in May 2017.
See Note 7.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding our stock-based compensation.
Depletion, depreciation and amortization ("DD&A"). The following table presents the components of our DD&A expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Depletion of evaluated oil and natural gas properties	$52,169	$37,538	$140,971	$102,290
Depreciation of midstream service assets	2,456	2,241	7,321	6,569
Depreciation and amortization of other fixed assets	1,338	1,433	3,986	4,468
Total DD&A	$55,963	$41,212	$152,278	$113,327
DD&A increased by $14.8 million, or 36%, and by $39.0 million, or 34%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increases are mainly due to increases in the depletion base and production volumes sold. Based on indications from our historical depletion trends, current well results and forecasted production we expect DD&A to continue to increase. For further discussion on our depletion per BOE see "—Pricing and reserves."
Non-operating income (expense). The following table presents the components of non-operating income (expense):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Gain (loss) on derivatives, net	$(32,245)	$(27,441)	$(69,211)	$38,127
Income from equity method investee (see Note 3.c)	—	2,371	—	7,910
Interest expense	(14,845)	(23,697)	(42,787)	(69,590)
Other (expense) income	(267)	333	629	527
Loss on disposal of assets, net	(616)	(991)	(4,591)	(400)
Non-operating expense, net	$(47,973)	$(49,425)	$(115,960)	$(23,426)
Gain (loss) on derivatives, net. The following table presents the changes in the components of gain (loss) on derivatives, net:

(in thousands)	Three months ended September 30, 2018 compared to 2017	Nine months ended September 30, 2018 compared to 2017
Increase (decrease) in fair value of derivatives outstanding	$12,719	$(62,370)
Decrease in settlements received for matured derivatives, net	(17,523)	(40,734)
Decrease in settlements received for early terminations of derivatives, net	—	(4,234)
Total change in gain (loss) on derivatives, net	$(4,804)	$(107,338)
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
During the nine months ended September 30, 2017, we completed a hedge restructuring by early terminating a swap that resulted in a termination amount to us of $4.2 million that was settled in full by applying the proceeds to pay the premium on one new collar entered into during the restructuring.
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
Interest expense. Interest expense decreased by $8.9 million, or 37%, and by $26.8 million, or 39%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, mainly due to the early redemption of the May 2022 Notes on November 29, 2017.
Loss on disposal of assets, net. Loss on disposal of assets, net, decreased by $0.4 million and increased by $4.2 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. From time to time, we dispose of materials and supplies inventory, midstream service assets and other fixed assets. The associated gain or loss recorded during the period fluctuates depending upon the volume of the assets disposed, their associated net book value and, in the case of a disposal by sale, the sale price.
Income tax. Since September 30, 2015, we have recorded a full valuation allowance against our net deferred tax assets. As of December 31, 2017, we have recorded a full valuation allowance against our federal, state of Oklahoma and state of Texas net deferred tax assets. As of September 30, 2018, we have recorded a full valuation allowance against our federal and state of Oklahoma net deferred tax assets and have recorded a Texas deferred tax liability of $1.8 million. Additionally, a current tax refund of $0.4 million of Texas franchise tax is expected as a result of differences in estimated versus actual taxable income from the gain on the Medallion Sale. As such, our effective tax rates were 2% and 1% for the three and nine months ended September 30, 2018, respectively, and 0% for each of the three and nine months ended September 30, 2017. For further discussion of our valuation allowance, see Note 14 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Liquidity and capital resources
Historically, our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings, proceeds from senior unsecured note offerings, borrowings under our Senior Secured Credit Facility and proceeds from the Medallion Sale and other asset dispositions. We believe cash flows from operations and availability under our Senior Secured Credit Facility provide sufficient liquidity to manage our cash needs and contractual obligations and to fund our expected capital expenditures. Our primary operational uses of capital have been for the acquisition, exploration and development of oil and natural gas properties, infrastructure development and investments in Medallion until its sale on October 30, 2017.
A significant portion of our capital expenditures can be adjusted and managed by us. We continually monitor the capital markets and our capital structure and consider which financing alternatives, including equity and debt capital resources, joint ventures and asset sales, are available to meet our future planned or accelerated capital expenditures. We may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. Such financing alternatives, including capital market transactions and debt and equity repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. See Notes 3, 6.c and 7.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Part II. Item 2. Purchases of Equity Securities" below for additional discussion of our acquisitions and divestitures of oil and natural gas properties and midstream service assets, the Medallion Sale, the redemption of our May 2022 Notes and our $200.0 million share repurchase program authorized by our board of directors and commenced in February 2018. We also continuously look for other opportunities to maximize shareholder value.
Due to the inherent volatility in oil, NGL and natural gas prices, commodity transportation costs and differences in the prices of oil, NGL and natural gas between where we produce and where we sell such commodities, we engage in derivative transactions, such as puts, swaps, collars, basis swaps and, in the past, call spreads to hedge price risk associated with a portion of our anticipated production. By removing a portion of the price volatility associated with future production, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices, commodity transportation costs and differences in commodity prices between where we produce and where we sell our products. See "Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk" below. See Note 8 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding our derivative settlement indices and our open hedge positions as of September 30, 2018.
We continually seek to maintain a financial profile that provides operational flexibility. As of September 30, 2018, we had cash and cash equivalents of $50.4 million and undrawn capacity under the Senior Secured Credit Facility of $1.03 billion, resulting in total liquidity of $1.08 billion. As of November 5, 2018, we had cash and cash equivalents of $46.0 million and available capacity under the Senior Secured Credit Facility of $1.00 billion, resulting in total available liquidity of $1.04 billion. We believe that our operating cash flow and the aforementioned liquidity sources provide us with the financial resources to manage our business needs, to implement our planned capital expenditure budget and, at our discretion, to fund our share repurchase program.
Cash flows
The following table presents our cash flows:

	Nine months ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$408,528	$272,051
Net cash used in investing activities	(536,431)	(356,893)
Net cash provided by financing activities	66,151	72,988
Net decrease in cash and cash equivalents	$(61,752)	$(11,854)
Cash flows from operating activities
Net cash provided by operating activities increased by $136.5 million, or 50%, for the nine months ended September 30, 2018, compared to the same period in 2017, mainly due to increased revenues due to the increase in average realized sales prices for oil and NGL and increased sales volumes of all production streams with additional details included at "—Results of operations consolidated"; however, other notable cash changes included (i) a decrease of $46.4 million in settlements received for matured derivatives and early terminations of derivatives, net of premiums paid and (ii) a decrease of $15.3 million from net working capital changes.
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
Cash flows from investing activities
Net cash used in investing activities increased by $179.5 million, or 50%, for the nine months ended September 30, 2018, compared to the same period in 2017, and is mainly attributable to (i) an increase in capital expenditures on oil and natural gas properties and (ii) a decrease in proceeds from dispositions of capital assets. See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of our acquisitions and divestitures of oil and natural gas properties and midstream service assets and the Medallion Sale.

The following table presents the components of our cash flows from investing activities:

	Nine months ended September 30,
(in thousands)	2018	2017
Acquisitions of oil and natural gas properties	$(16,340)	$—
Capital expenditures:
Oil and natural gas properties	(522,470)	(381,165)
Midstream service assets	(5,764)	(11,680)
Other fixed assets	(5,945)	(3,604)
Investment in equity method investee (see Note 3.c)	—	(24,572)
Proceeds from disposition of equity method investee, net of selling costs (see Note 3.c)	1,655	—
Proceeds from dispositions of capital assets, net of selling costs	12,433	64,128
Net cash used in investing activities	$(536,431)	$(356,893)
Capital expenditure budget
Due to the increase in operational efficiencies and expected completions, during the third quarter of 2018 we increased the drilling and completion portion of our capital budget to $545.0 million, an increase of $45.0 million from the previously announced level. Other capital expenditures remained unchanged at $85.0 million, bringing our total annual budgeted capital expenditures, excluding non-budgeted acquisitions, to $630.0 million. We are monitoring the impact of the steel import tariffs recently imposed by the Administration; however, we currently do not believe there will be an impact to us in 2018. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.
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
Cash flows from financing activities
Net cash provided by financing activities decreased by $6.8 million, or 9%, for the nine months ended September 30, 2018, compared to the same period in 2017, and is mainly attributable to share repurchases under our share repurchase program that commenced in February 2018 and was partially offset by decreased payments on our Senior Secured Credit Facility and increased borrowings on our Senior Secured Credit Facility. Through September 30, 2018, we have repurchased 11,048,742 shares of common stock at a weighted-average price of $8.78 per common share for a total of $97.1 million under this program and, upon repurchase, the shares were retired. As of September 30, 2018, we had authorization remaining to repurchase until its expiration in February 2020, approximately $102.9 million of common stock.
The following table presents the components of our cash flows from financing activities:

	Nine months ended September 30,
(in thousands)	2018	2017
Borrowings on Senior Secured Credit Facility	$190,000	$155,000
Payments on Senior Secured Credit Facility	(20,000)	(70,000)
Share repurchases	(97,055)	—
Vested stock exchanged for tax withholding	(4,411)	(7,638)
Proceeds from exercise of stock options	86	358
Payments for debt issuance costs	(2,469)	(4,732)
Net cash provided by financing activities	$66,151	$72,988

Debt
As of September 30, 2018, we were a party only to our Senior Secured Credit Facility and the indentures governing our senior unsecured notes.
Senior Secured Credit Facility. As of September 30, 2018, our Senior Secured Credit Facility had a maximum credit amount of $2.0 billion, a borrowing base of $1.3 billion and an aggregate elected commitment of $1.2 billion, with $170.0 million outstanding. No letters of credit were outstanding as of September 30, 2018.
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
On October 23, 2018, pursuant to the regular semi-annual redetermination, the lenders reaffirmed the borrowing base of $1.3 billion under our Senior Secured Credit Facility. Our aggregate elected commitment of $1.2 billion remains unchanged.
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
Our Senior Secured Credit Facility is secured by a first-priority lien on certain of our assets, including oil and natural gas properties constituting at least 85% of the present value of our proved reserves owned now or in the future. Our Senior Secured Credit Facility contains both financial and non-financial covenants. We were in compliance with these covenants as of September 30, 2018 and December 31, 2017. See Notes 6.d and 16 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of items affecting the Senior Secured Credit Facility subsequent to September 30, 2018.
Senior unsecured notes. The following table presents principal amounts and applicable interest rates for our outstanding senior unsecured notes as of September 30, 2018:

(in millions, except for interest rates)	Principal	Interest rate
January 2022 Notes	$450.0	5.625%
March 2023 Notes	350.0	6.250%
Total senior unsecured notes	$800.0
See Notes 6.a and 6.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the March 2023 Notes and January 2022 Notes, respectively.
Obligations and commitments
As of September 30, 2018, our contractual obligations included our January 2022 Notes, March 2023 Notes, Senior Secured Credit Facility, drilling contracts, firm sale and transportation commitments, sand purchase and supply agreement, derivative deferred premiums, asset retirement obligations and office and equipment operating leases. From December 31, 2017 to September 30, 2018, the material changes in our contractual obligations included (i) an increase of $170.0 million in outstanding borrowings on our Senior Secured Credit Facility, (ii) a decrease of $47.2 million on our interest obligations for our senior unsecured notes as semi-annual interest payments were made in January, March, July and September of 2018, (iii) an increase of $19.4 million for drilling contract commitments due to the timing of when contracts were entered into and completed (on contracts other than those on a well-by-well basis), (iv) an increase of $10.7 million for firm sale and transportation commitments due to the timing of when contracts were entered into, completed and terminated, (v) a decrease of $7.1 million in derivative deferred premiums mainly due to premiums paid for derivatives, partially offset by new derivative deferred premiums entered into and (vi) an increase of $5.7 million due to a new in-basin sand purchase and supply agreement entered into during second-quarter 2018, partially offset by purchases made during third-quarter 2018.
See Notes 6, 8, 9, 11, 13 and 16 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our contractual obligations.
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
Adjusted EBITDA is a non-GAAP financial measure that we define as net income or loss plus adjustments for income tax expense or benefit, depletion, depreciation and amortization, non-cash stock-based compensation, net, accretion expense, mark-to-market on derivatives, premiums paid for derivatives, interest expense, gains or losses on disposal of assets, income or loss from equity method investee, proportionate Adjusted EBITDA of equity method investee and other non-recurring income and expenses. Adjusted EBITDA provides no information regarding a company's capital structure, borrowings, interest costs, capital expenditures, working capital movement or tax position. Adjusted EBITDA does not represent funds available for discretionary use because those funds are required for debt service, capital expenditures, working capital, income taxes, franchise taxes and other commitments and obligations. However, our management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure:

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

The following table presents a reconciliation of net income (GAAP) to Adjusted EBITDA (non-GAAP):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$55,050	$11,027	$175,022	$140,413
Plus:
Income tax expense	1,387	—	1,387	—
Depletion, depreciation and amortization	55,963	41,212	152,278	113,327
Non-cash stock-based compensation, net	8,733	8,966	28,748	26,877
Accretion expense	1,114	951	3,341	2,822
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	32,245	27,441	69,211	(38,127)
Settlements (paid) received for matured derivatives, net	(3,888)	13,635	(5,943)	34,791
Settlements received for early terminations of derivatives, net	—	—	—	4,234
Premiums paid for derivatives	(5,455)	(1,448)	(14,930)	(13,542)
Interest expense	14,845	23,697	42,787	69,590
Loss on disposal of assets, net	616	991	4,591	400
Income from equity method investee (see Note 3.c)	—	(2,371)	—	(7,910)
Proportionate Adjusted EBITDA of equity method investee(1)	—	6,789	—	19,755
Adjusted EBITDA	$160,610	$130,890	$456,492	$352,630
_____________________________________________________________________________

(1)	Proportionate Adjusted EBITDA of Medallion, our equity method investee until its sale on October 30, 2017, is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Income from equity method investee	$—	$2,371	$—	$7,910
Adjusted for proportionate share of depreciation and amortization	—	4,418	—	11,845
Proportionate Adjusted EBITDA of equity method investee	$—	$6,789	$—	$19,755
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
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2018. See our critical accounting policies in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2017 Annual Report. Furthermore, see Notes 4 and 7.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of the impact of the adoption of ASC 606 and estimates pertaining to our 2018 performance share awards, respectively.

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
Commodity price exposure
Due to the inherent volatility in oil, NGL and natural gas prices, commodity transportation costs and differences in the prices of oil, NGL and natural gas between where we produce and where we sell such commodities, we engage in derivative transactions, such as puts, swaps, collars, basis swaps and, in the past, call spreads to hedge price risk associated with a portion of our anticipated production. By removing a portion of the price volatility associated with future production, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations due to fluctuations in commodity prices, commodity transportation costs and differences in commodity prices between where we produce and where we sell our products.
During the second and third quarters of 2018, the Midland market crude oil price experienced an increased discount to WTI-Cushing prices, with the August 31, 2018 discount for prompt month delivery at $18 per Bbl of oil, primarily due to limited pipeline capacity constraining transportation of crude oil out of the Permian Basin to major marketing hubs including, but not limited to, Cushing, Oklahoma and the United States Gulf Coast. As of October 31, 2018, this Midland discount for prompt month delivery was $6 per Bbl of oil. This pipeline constraint is expected to continue to affect the Midland market oil price until further transportation capacity becomes operational or until basin-wide crude oil production decreases from its current levels. We will continue to pursue avenues to attempt to protect our oil value from basin differentials by securing transportation capacity, enabling us to sell oil in multiple markets, and entering into basis-swap derivatives.
The fair values of our open derivative contracts are largely determined by forward price curves of the relevant indices. As of September 30, 2018, a 10% change in the forward curves associated with our derivatives would have changed our unaudited consolidated balance sheet's net derivative position to the following amounts:

(in thousands)	10% Increase	10% Decrease
Net liability derivative position	$70,691	$54,814
As of September 30, 2018 and December 31, 2017, the net derivative positions were liabilities of $61.9 million and $13.0 million, respectively. See Notes 8 and 9.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional disclosures regarding our derivatives.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our January 2022 Notes and March 2023 Notes bear interest at fixed rates. The maturity years, outstanding balances and interest rates on our long-term debt as of September 30, 2018 were as follows:

	Maturity year
(in millions except for interest rates)	2022	2023(1)
Senior Secured Credit Facility	$—	$170.0
Floating interest rate	—%	3.438%
January 2022 Notes	$450.0	$—
Fixed interest rate	5.625%	—%
March 2023 Notes	$—	$350.0
Fixed interest rate	—%	6.250%
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

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Laredo's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were effective as of September 30, 2018. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Laredo's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Through April 30, 2018, the date on which Shell wrongfully terminated the crude oil purchase agreement, we had accounted for the costs and crude oil price realization as reflected in the terms of the crude oil purchase agreement. The accompanying unaudited consolidated balance sheets located elsewhere in this Quarterly Report do not include any amounts for damage claims or attorneys' fees sought by Shell. As of September 30, 2018, we had estimated an aggregate amount of $37.4 million that is the subject of Shell's claims, which is generally based on the contractual amount in dispute under the pricing election that is the subject of Shell's claims applied to the barrels of crude oil purchased and sold through the date on which Shell wrongfully terminated the crude oil purchase agreement. As a result of such termination, our estimate of this unrecorded amount is not anticipated to materially increase in the future. This estimate does not include damages sought by Shell pursuant to its latest repudiation claim asserted in its Second Amended Petition or amounts sought by Shell for recovery of attorneys' fees incurred for the prosecution of its claims.
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
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2017 Annual Report and our Second Quarter 2018 Quarterly Report. There have been no material changes in our risk factors from those described in the 2017 Annual Report or the Second Quarter 2018 Quarterly Report. The risks described in such reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.    Purchases of Equity Securities
The following table summarizes purchases of common stock by Laredo:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans(2)	Maximum value that may yet be purchased under the program as of the respective period-end date (2)
July 1, 2018 - July 31, 2018	715	$9.62	—	$112,782,213
August 1, 2018 - August 31, 2018	—	$—	—	$112,782,213
September 1, 2018 - September 30, 2018	1,171,099	$8.41	1,170,190	$102,945,283
Total	1,171,814		1,170,190
______________________________________________________________________________

(1)	Included in these amounts are 1,624 shares withheld by us to satisfy employee tax withholding obligations that arose upon the lapse of restrictions on restricted stock awards.

(2)
In February 2018, our board of directors authorized a $200 million share repurchase program commencing in February 2018. The repurchase program expires in February 2020. Repurchases of shares under this program totaled 1,170,190 at a cost of $9.9 million during the three months ended September 30, 2018. Share repurchases, if any, under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions and block trades.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
The aircraft lease agreement between Lariat Ranch, LLC and Laredo was extended and amended, effective July 1, 2018.

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

3.2	Certificate of Ownership and Merger, dated as of December 30, 2013 (incorporated by reference to Exhibit 3.1 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on January 6, 2014).
3.3	Second Amended and Restated Bylaws of Laredo Petroleum, Inc. (incorporated by reference to Exhibit 3.3 of Laredo's Annual Report on Form 10-K (File No. 001-35380) filed on February 17, 2016).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Laredo's Registration Statement on Form S-1/A (File No. 333-176439) filed on November 14, 2011).
10.1*	Non-Exclusive Aircraft Lease Agreement, dated July 1, 2018 between Lariat Ranch, LLC and Laredo Petroleum, Inc.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
______________________________________________________________________________

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAREDO PETROLEUM, INC.

Date: November 6, 2018	By:	/s/ Randy A. Foutch
Randy A. Foutch
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 6, 2018	By:	/s/ Richard C. Buterbaugh
Richard C. Buterbaugh
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 6, 2018	By:	/s/ Michael T. Beyer
Michael T. Beyer
Vice President - Controller and Chief Accounting Officer
(principal accounting officer)