Form 10-Q
period 2019-06-30
Laredo Petroleum, Inc.
filed 2019-08-01
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019
 or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                             to
Commission File Number: 001-35380
 Laredo Petroleum, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3007926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 W. Sixth Street	Suite 900
Tulsa	Oklahoma	74119
(Address of principal executive offices)		(Zip code)
(918) 513-4570
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.01 par value	LPI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of July 29, 2019: 237,469,613

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

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$55,800	$45,151
Accounts receivable, net	76,610	94,321
Derivatives	47,167	39,835
Other current assets	12,938	13,445
Total current assets	192,515	192,752
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	7,080,332	6,752,631
Unevaluated properties not being depleted	95,138	130,957
Less accumulated depletion and impairment	(4,975,302)	(4,854,017)
Oil and natural gas properties, net	2,200,168	2,029,571
Midstream service assets, net	131,633	130,245
Other fixed assets, net	37,933	39,819
Property and equipment, net	2,369,734	2,199,635
Derivatives	25,798	11,030
Operating lease right-of-use assets	18,903	—
Other noncurrent assets, net	12,972	16,888
Total assets	$2,619,922	$2,420,305
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$51,289	$69,504
Accrued capital expenditures	32,310	29,975
Undistributed revenue and royalties	44,731	48,841
Derivatives	1,473	7,359
Operating lease liabilities	9,948	—
Other current liabilities	30,927	44,786
Total current liabilities	170,678	200,465
Long-term debt, net	1,029,526	983,636
Asset retirement obligations	55,645	53,387
Operating lease liabilities	12,055	—
Other noncurrent liabilities	7,697	8,587
Total liabilities	1,275,601	1,246,075
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized and 237,479,812 and 233,936,358 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2,375	2,339
Additional paid-in capital	2,381,450	2,375,286
Accumulated deficit	(1,039,504)	(1,203,395)
Total stockholders' equity	1,344,321	1,174,230
Total liabilities and stockholders' equity	$2,619,922	$2,420,305

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Oil sales	$160,030	$159,051	$289,201	$309,965
NGL sales	22,197	36,805	54,432	65,165
Natural gas sales	1,636	12,705	13,606	30,865
Midstream service revenues	2,610	1,976	5,493	4,335
Sales of purchased oil	30,170	140,509	62,858	200,412
Total revenues	216,643	351,046	425,590	610,742
Costs and expenses:
Lease operating expenses	23,632	22,642	46,241	44,593
Production and ad valorem taxes	11,328	12,405	18,547	24,217
Transportation and marketing expenses	4,891	1,534	9,650	1,534
Midstream service expenses	607	403	2,210	1,096
Costs of purchased oil	30,172	140,578	62,863	201,242
General and administrative	11,056	26,834	32,575	51,559
Restructuring expenses	10,406	—	10,406	—
Depletion, depreciation and amortization	65,703	50,762	128,801	96,315
Other operating expenses	1,020	1,121	2,072	2,227
Total costs and expenses	158,815	256,279	313,365	422,783
Operating income	57,828	94,767	112,225	187,959
Non-operating income (expense):
Gain (loss) on derivatives, net	88,394	(45,976)	40,029	(36,966)
Interest expense	(15,765)	(14,424)	(31,312)	(27,942)
Litigation settlement	42,500	—	42,500	—
Loss on disposal of assets, net	(670)	(1,358)	(1,609)	(3,975)
Other income, net	2,846	443	3,713	896
Non-operating income (expense), net	117,305	(61,315)	53,321	(67,987)
Income before income taxes	175,133	33,452	165,546	119,972
Income tax expense:
Deferred	(1,751)	—	(1,655)	—
Total income tax expense	(1,751)	—	(1,655)	—
Net income	$173,382	$33,452	$163,891	$119,972
Net income per common share:
Basic	$0.75	$0.14	$0.71	$0.51
Diluted	$0.75	$0.14	$0.71	$0.51
Weighted-average common shares outstanding:
Basic	231,406	230,933	230,943	234,561
Diluted	231,557	231,706	231,725	235,501

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2018	233,936	$2,339	$2,375,286	—	$—	$(1,203,395)	$1,174,230
Restricted stock awards	5,986	60	(60)	—	—	—	—
Restricted stock forfeitures	(48)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	683	(2,612)	—	(2,612)
Stock exchanged for cost of exercise of stock options	—	—	—	18	(76)	—	(76)
Retirement of treasury stock	(701)	(7)	(2,681)	(701)	2,688	—	—
Exercise of stock options	18	—	76	—	—	—	76
Stock-based compensation	—	—	9,305	—	—	—	9,305
Net loss	—	—	—	—	—	(9,491)	(9,491)
Balance, March 31, 2019	239,191	2,392	2,381,926	—	—	(1,212,886)	1,171,432
Restricted stock awards	1,064	11	(11)	—	—	—	—
Restricted stock forfeitures	(2,763)	(28)	28	—	—	—	—
Stock exchanged for tax withholding	—	—	—	12	(34)	—	(34)
Retirement of treasury stock	(12)	—	(34)	(12)	34	—	—
Stock-based compensation (See Note 6.c)	—	—	(459)	—	—	—	(459)
Net income	—	—	—	—	—	173,382	173,382
Balance, June 30, 2019	237,480	$2,375	$2,381,450	—	$—	$(1,039,504)	$1,344,321

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2017	242,521	$2,425	$2,432,262	—	$—	$(1,669,108)	$765,579
Adjustment to the beginning balance of accumulated deficit upon adoption of ASC 606 (see Note 13.a)	—	—	—	—	—	141,118	141,118
Restricted stock awards	3,052	30	(30)	—	—	—	—
Restricted stock forfeitures	(13)	—	—	—	—	—	—
Share repurchases	—	—	—	6,728	(58,475)	—	(58,475)
Stock exchanged for tax withholding	—	—	—	512	(4,353)	—	(4,353)
Retirement of treasury stock	(7,240)	(72)	(62,756)	(7,240)	62,828	—	—
Stock-based compensation	—	—	11,441	—	—	—	11,441
Net income	—	—	—	—	—	86,520	86,520
Balance, March 31, 2018	238,320	2,383	2,380,917	—	—	(1,441,470)	941,830
Restricted stock awards	141	2	(2)	—	—	—	—
Restricted stock forfeitures	(113)	(1)	1	—	—	—	—
Share repurchases	—	—	—	3,151	(28,743)	—	(28,743)
Stock exchanged for tax withholding	—	—	—	3	(44)	—	(44)
Retirement of treasury stock	(3,154)	(32)	(28,755)	(3,154)	28,787	—	—
Stock-based compensation	—	—	12,672	—	—	—	12,672
Net income	—	—	—	—	—	33,452	33,452
Balance, June 30, 2018	235,194	$2,352	$2,364,833	—	$—	$(1,408,018)	$959,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$163,891	$119,972
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	1,655	—
Depletion, depreciation and amortization	128,801	96,315
Non-cash stock-based compensation, net	6,983	20,015
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(40,029)	36,966
Settlements received (paid) for matured derivatives, net	23,582	(2,055)
Settlements paid for early terminations of derivatives, net	(5,409)	—
Change in net present value of derivative deferred premiums	119	396
Premiums paid for derivatives	(6,249)	(9,475)
Amortization of debt issuance costs	1,693	1,638
Amortization of operating lease right-of-use assets	6,309	—
Other, net	4,068	6,910
Decrease (increase) in accounts receivable	17,537	(2,331)
Increase in other current assets	(4,200)	(10,974)
Decrease in other noncurrent assets	3,077	1,835
(Decrease) increase in accounts payable and accrued liabilities	(18,215)	15,911
(Decrease) increase in undistributed revenue and royalties	(4,110)	8,146
Decrease in other current liabilities	(18,134)	(20,124)
Decrease in other noncurrent liabilities	(100)	(544)
Net cash provided by operating activities	261,269	262,601
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(2,880)	(16,340)
Capital expenditures:
Oil and natural gas properties	(284,616)	(341,534)
Midstream service assets	(5,449)	(5,205)
Other fixed assets	(965)	(4,965)
Proceeds from disposition of equity method investee, net of selling costs	—	1,655
Proceeds from disposition of capital assets, net of selling costs	936	12,317
Net cash used in investing activities	(292,974)	(354,072)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	80,000	110,000
Payments on Senior Secured Credit Facility	(35,000)	—
Share repurchases	—	(87,218)
Stock exchanged for tax withholding	(2,646)	(4,397)
Payments for debt issuance costs	—	(2,469)
Net cash provided by financing activities	42,354	15,916
Net increase (decrease) in cash and cash equivalents	10,649	(75,555)
Cash and cash equivalents, beginning of period	45,151	112,159
Cash and cash equivalents, end of period	$55,800	$36,604

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Laredo Petroleum, Inc.
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
The unaudited consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2018 is derived from audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of June 30, 2019, results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018.
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
For further information regarding the use of estimates and assumptions, see Note 2.b in the 2018 Annual Report, Note 3 pertaining to the Company's leases and Note 6.c pertaining to the Company's 2019 performance share awards and outperformance share award.
Note 2—Recently issued or adopted accounting pronouncements
The Company considers the applicability and impact of all accounting standard updates ("ASU") issued by the FASB. The discussion of the ASU listed below was determined to be meaningful to the Company's unaudited consolidated financial statements and footnotes during the six months ended June 30, 2019.
Leases
On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and applying the optional transition method as of the beginning of the period of adoption. Results for the period beginning after January 1, 2019 are presented under ASC 842, while prior periods are not adjusted and continue to be reported under ASC 840. The Company utilized the transition package of expedients for leases that commenced before the effective date. ASC 842 supersedes previous lease guidance in ASC 840, Leases ("ASC 840"). The core principle of the new guidance is that a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the

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
The Company determines whether a contract is or contains a lease at inception of the contract, based on answers to a series of questions that address whether an identified asset exists and whether the Company has the right to obtain substantially all of the benefit of the asset and to control its use over the full term of the agreement. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company's leases do not provide a readily determinable implicit rate. In such cases, the Company is required to use its incremental borrowing rate ("IBR"). The Company determines its IBR using both a "credit notching" approach and a "recovery method" approach. The results of these approaches are then weighted equally and averaged in order to determine the concluded IBR. This concluded IBR is utilized to discount the lease payments based on information available at lease commencement. There are no material residual value guarantees, nor any restrictions or covenants included in the Company's lease agreements.
Mineral leases, including oil and natural gas leases granting the right to explore for those natural resources and rights to use the land in which those natural resources are contained, are not included in the scope of ASC 842.
The Company has recognized operating lease assets and operating lease liabilities on the unaudited consolidated balance sheets for leases of commercial real estate with lease terms extending into 2027 and drilling, completion, production and other equipment leases with lease terms extending through 2020. The Company has various other drilling, completion and production equipment leases on a short-term basis which are reflected in short-term lease costs.
The Company's lease costs include those that are recognized in net income (loss) during the period and capitalized as part of the cost of another asset in accordance with other GAAP.
The costs related to drilling, completion and production activities are reflected at the Company's net ownership, which is consistent with the principals of proportional consolidation, and lease commitments are reflected on a gross basis. As of June 30, 2019, the Company had an average working interest of 97% in all Laredo-operated currently producing wells in its core operating area.
The Company's short-term lease costs are not included in the calculation of lease liabilities and right-of-use assets.
Certain of the Company's leases include provisions for variable payments. These variable payments are typically determined based on a measure of throughput, actual days or another measure of usage and are not included in the calculation of lease liabilities and right-of-use assets. For our drilling rigs, the variable lease costs include the payments that depend on the performance or usage of the underlying asset, the costs to move and the costs to repair the drilling rigs. For certain of our commercial office buildings, utilities and common area maintenance charges are variable. For our equipment leases, the variable lease cost is the amount incurred under our contracts that are beyond the minimum rental fee, inclusive of maintenance.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Of the Company's commercial leases, the Company subleases certain office space to third parties where it is the primary obligor under the head lease. The lease terms on those subleases each contain renewal options that do not extend past the term of the head lease. The subleases do not contain residual value guarantees. Sublease income is recognized based on the contract terms and, upon the adoption of ASC 842, is included as a reduction of lease expense under the head lease.
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
Lease costs
The table below presents components of total lease costs and supplemental cash flow information for the Company's operating leases for the periods presented:

(in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease costs(1)	$3,713	$7,241
Short-term lease costs(2)	49,108	95,434
Variable lease costs(3)	1,254	1,772
Sublease income	(247)	(494)
Total lease costs	$53,828	$103,953

Supplemental cash paid for amounts included in the measurement of lease liabilities information(4):
Operating cash flows from operating leases	$1,294	$2,824
Investing cash flows from operating leases(5)	$2,270	$4,516
_____________________________________________________________________________

(1)	Amounts represent straight-line costs associated with the Company's operating lease right-of-use assets.

(2)	Amounts represent costs associated with short-term leases that are not recorded on the unaudited consolidated balance sheets.

(3)
Variable lease costs are primarily comprised of the non-lease service component of drilling rig commitments above the minimum required payments. Both the minimum required payments and the non-lease service component of the drilling rig commitments are capitalized as additions to oil and natural gas properties.

(4)	Cash paid for amounts included in the measurement of lease liabilities may not agree to operating lease costs due to timing of cash payments and costs incurred.

(5)	Amounts associated with drilling operations are capitalized as additions to oil and natural gas properties.
Other information
See Note 11 for disclosure of supplemental cash paid for amounts included in the measurement of lease liabilities and supplemental non-cash adjustments. See Note 15 for disclosure of related-party lease amounts.
Lease terms and discount rates
The table below presents the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases as of the date presented:

June 30, 2019
Weighted-average remaining lease term	3.85 years
Weighted-average discount rate	8.27%

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Maturities of operating lease liabilities
The table below reconciles the undiscounted cash flows for recognized operating lease liabilities for each of the first five years and the total remaining years to the operating lease liabilities recorded on the unaudited consolidated balance sheet as of the date presented:

(in thousands)	June 30, 2019
Remaining 2019	$11,279
2020	4,729
2021	2,833
2022	2,027
2023	1,259
Thereafter	3,925
Total minimum lease payments	26,052
Less: lease liability expense	(4,049)
Present value of future minimum lease payments	22,003
Less: current operating lease liabilities	(9,948)
Noncurrent operating lease liabilities	$12,055

Disclosure for the period prior to adoption of ASC 842
The Company leases office space under operating leases expiring on various dates through 2027. The following table presents future minimum rental payments required as of the date presented:

(in thousands)	December 31, 2018
2019	$3,092
2020	3,179
2021	3,128
2022	2,560
2023	1,358
Thereafter	4,556
Total future minimum rental payments required	$17,873

The Company subleases office space with $5.9 million of total future minimum rentals to be received as of December 31, 2018. For the period prior to the adoption of ASC 842, rent income is included in "Other income, net" on the consolidated statements of operations.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 4—Property and equipment
The following table presents the Company's property and equipment as of the dates presented:

(in thousands)	June 30, 2019	December 31, 2018
Evaluated oil and natural gas properties	$7,080,332	$6,752,631
Less accumulated depletion and impairment	(4,975,302)	(4,854,017)
Evaluated oil and natural gas properties, net	2,105,030	1,898,614

Unevaluated oil and natural gas properties not being depleted	95,138	130,957

Midstream service assets	178,735	172,308
Less accumulated depreciation and impairment	(47,102)	(42,063)
Midstream service assets, net	131,633	130,245

Depreciable other fixed assets	44,654	45,431
Less accumulated depreciation and amortization	(24,980)	(23,871)
Depreciable other fixed assets, net	19,674	21,560

Land	18,259	18,259

Total property and equipment, net	$2,369,734	$2,199,635

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
The following table presents capitalized related employee costs incurred for the purpose of exploring for or developing oil and natural gas properties for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Capitalized related employee costs	$3,430	$6,735	$10,112	$13,264

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
In the event the unamortized cost of evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, as defined by the SEC, the excess is charged to expense in the period such excess occurs. Once incurred, a write-down of oil and natural gas properties is not reversible. As the Company's Realized Prices decrease, it is reasonably possible that a material full cost ceiling impairment could occur. The unamortized cost of evaluated oil and natural gas properties did not exceed the full cost ceiling amount as of June 30, 2019 or December 31, 2018. There were no full cost ceiling impairments recorded during the six months ended June 30, 2019 or 2018.
The following table presents the Benchmark Prices and Realized Prices as of the dates presented:

	June 30, 2019	December 31, 2018
Benchmark Prices:
Oil ($/Bbl)	$57.90	$62.04
NGL ($/Bbl)(1)	$28.21	$31.46
Natural gas ($/MMBtu)	$1.14	$1.76
Realized Prices:
Oil ($/Bbl)	$55.69	$59.29
NGL ($/Bbl)	$18.64	$21.42
Natural gas ($/Mcf)	$0.70	$1.38
_____________________________________________________________________________

(1)	Based on the Company's average composite NGL barrel.
The Company computes the provision for depletion of oil and natural gas properties using the unit-of-production method based upon production and estimates of proved reserve quantities. For the three months ended June 30, 2019 and 2018, depletion expense for the Company's evaluated oil and natural gas properties was $8.27 per barrel of oil equivalent ("BOE") sold and $7.68 per BOE sold, respectively. For the six months ended June 30, 2019 and 2018, depletion expense for the Company's evaluated oil and natural gas properties was $8.51 per BOE sold and $7.52 per BOE sold, respectively.
The following table presents costs incurred in the acquisition, exploration and development of oil and natural gas properties, with asset retirement obligations included in evaluated property acquisition costs and development costs, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Property acquisition costs(1):				—
Evaluated	$—	$13,847	$—	$13,847
Unevaluated	2,880	2,790	2,880	2,790
Exploration costs	5,116	5,108	12,621	11,245
Development costs	123,664	178,796	276,381	327,834
Total costs incurred	$131,660	$200,541	$291,882	$355,716
_____________________________________________________________________________

(1)
See Note 3.a in the second-quarter 2018 Quarterly Report for discussion of the Company's acquisitions of evaluated and unevaluated oil and natural gas properties during the three months ended June 30, 2018.

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
c.    Senior Secured Credit Facility
The Senior Secured Credit Facility matures on April 19, 2023, provided that if either the January 2022 Notes or March 2023 Notes have not been refinanced on or prior to the date (as applicable, the "Early Maturity Date") that is 90 days before their respective stated maturity dates, the Senior Secured Credit Facility will mature on such Early Maturity Date. As of June 30, 2019, the Senior Secured Credit Facility had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $1.1 billion each, with $235.0 million outstanding and was subject to an interest rate of 3.69%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of June 30, 2019 and December 31, 2018, the Company had one letter of credit outstanding of $14.7 million under the Senior Secured Credit Facility. For additional information see Note 7.d in the 2018 Annual Report. See Note 18.a for discussion of an additional payment on the Senior Secured Credit Facility subsequent to June 30, 2019.
d.    Long-term debt, net
The following table summarizes the net presentation of the Company's long-term debt and debt issuance costs on the unaudited consolidated balance sheets as of the dates presented:

	June 30, 2019			December 31, 2018
(in thousands)	Long-term debt	Debt issuance costs, net	Long-term debt, net	Long-term debt	Debt issuance costs, net	Long-term debt, net
January 2022 Notes	$450,000	$(2,522)	$447,478	$450,000	$(3,010)	$446,990
March 2023 Notes	350,000	(2,952)	347,048	350,000	(3,354)	346,646
Senior Secured Credit Facility(1)	235,000	—	235,000	190,000	—	190,000
Total	$1,035,000	$(5,474)	$1,029,526	$990,000	$(6,364)	$983,636
______________________________________________________________________________

(1)
Debt issuance costs, net related to our Senior Secured Credit Facility of $6.1 million and $7.0 million as of June 30, 2019 and December 31, 2018, respectively, are reported in "Other noncurrent assets, net" on the unaudited consolidated balance sheets.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 6—Stockholders' equity and Equity Incentive Plan
a.   Share repurchase program
In February 2018, the Company's board of directors authorized a $200 million share repurchase program commencing in February 2018. The repurchase program expires in February 2020. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions and block trades. The timing and actual number of share repurchases will depend upon several factors, including market conditions, business conditions, the trading price of the Company's common stock and the nature of other investment opportunities available to the Company. During the year ended December 31, 2018, the Company repurchased 11,048,742 shares of common stock at a weighted-average price of $8.78 per common share for a total of $97.1 million under this program. All shares were retired upon repurchase. There were no share repurchases under this program during the six months ended June 30, 2019.
b.   Treasury stock
Treasury stock is recorded at cost, which includes incremental direct transaction costs, and is retired upon acquisition as a result from (i) share repurchases under the share repurchase program, (ii) stock exchanged to satisfy tax withholding that arises upon the lapse of restrictions on restricted stock awards and the exercise of stock options at the awardee's election and (iii) stock exchanged for cost of exercise of stock options at the awardee's election.
c.   Equity Incentive Plan
The Laredo Petroleum, Inc. Omnibus Equity Incentive Plan, as amended and restated as of May 16, 2019 (the "Equity Incentive Plan"), provides for the granting of incentive awards in the form of restricted stock awards, stock option awards, performance share awards, outperformance share awards, performance unit awards and other awards. During the second quarter of 2019, the Company's stockholders approved an amendment to the Equity Incentive Plan, among other items, to increase the maximum number of shares of the Company's common stock issuable under the Equity Incentive Plan from 24,350,000 shares to 29,850,000 shares.
The Company recognizes the fair value of stock-based compensation awards, expected to vest over the requisite service period, as a charge against earnings, net of amounts capitalized. The Company's stock-based compensation awards are accounted for as equity awards and are included in "General and administrative" on the unaudited consolidated statements of operations. The Company capitalizes a portion of stock-based compensation for employees who are directly involved in the acquisition, exploration or development of oil and natural gas properties into the full cost pool. Capitalized stock-based compensation is included in "Evaluated properties" on the unaudited consolidated balance sheets. The Company's performance unit awards, granted in 2019, were accounted for as liability awards and included in "General and administrative", net of amounts capitalized, in the unaudited consolidated statements of operations for the three months ended March 31, 2019, and the corresponding liabilities were included in "Other noncurrent liabilities" on the unaudited consolidated balance sheet as of March 31, 2019. Upon their modification during second quarter of 2019, the performance unit awards were converted to performance share awards and the performance unit award compensation was reversed. See "Performance share awards" and "Performance unit awards" below for additional discussion of the modification.
Restricted stock awards
All service vesting restricted stock awards are treated as issued and outstanding in the unaudited consolidated financial statements. Per the award agreement terms, if employment is terminated prior to the restriction lapse date for reasons other than death or disability, the restricted stock awards are forfeited and canceled and are no longer considered issued and outstanding. If the termination of employment is by reason of death or disability, all of the holder's restricted stock will automatically vest. Restricted stock awards granted to employees vest in a variety of vesting schedules that mainly include (i) 33%, 33% and 34% per year beginning on the first anniversary of the grant date and (ii) fully on the first anniversary of the grant date. Stock awards granted to non-employee directors vest immediately on the grant date. See Note 17 for discussion of the Company's organizational restructuring during the three months ended June 30, 2019.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects the restricted stock award activity for the six months ended June 30, 2019:

(in thousands, except for weighted-average grant-date fair value)	Restricted stock awards	Weighted-average grant-date fair value (per award)
Outstanding as of December 31, 2018	4,196	$9.91
Granted	7,050	$3.32
Forfeited	(2,811)	$4.99
Vested(1)	(2,445)	$9.70
Outstanding as of June 30, 2019	5,990	$4.55
_____________________________________________________________________________

(1)	The total intrinsic value of vested restricted stock awards for the six months ended June 30, 2019 was $9.2 million.
The Company utilizes the closing stock price on the grant date to determine the fair value of restricted stock awards. As of June 30, 2019, unrecognized stock-based compensation related to the restricted stock awards expected to vest was $21.8 million. Such cost is expected to be recognized over a weighted-average period of 2.23 years.
Stock option awards
The following table reflects the stock option award activity for the six months ended June 30, 2019:

(in thousands, except for weighted-average exercise price and weighted-average remaining contractual term)	Stock option awards	Weighted-average exercise price (per award)	Weighted-average remaining contractual term (years)
Outstanding as of December 31, 2018	2,533	$12.69	5.99
Exercised(1)	(18)	$4.10
Expired or canceled	(49)	$18.45
Forfeited	(196)	$8.71
Outstanding as of June 30, 2019	2,270	$12.98	3.04
Vested and exercisable as of June 30, 2019(2)	2,096	$13.34	2.70
Expected to vest as of June 30, 2019(3)	174	$8.72	7.11
_____________________________________________________________________________

(1)	The exercised stock option awards for the six months ended June 30, 2019 had de minimis intrinsic value.

(2)	The vested and exercisable stock option awards as of June 30, 2019 had no aggregate intrinsic value.

(3)	The expected to vest stock option awards as of June 30, 2019 had no aggregate intrinsic value.
As of June 30, 2019, unrecognized stock-based compensation related to stock option awards expected to vest was $1.1 million. Such cost is expected to be recognized over a weighted-average period of 1.15 years.
See Note 17 for discussion of the Company's organizational restructuring during the three months ended June 30, 2019. See Note 8.c in the 2018 Annual Report for additional information on the stock option awards.
Performance share awards
Performance share awards, which the Company has determined are equity awards, are subject to a combination of market, performance and service vesting criteria. For performance share awards with market criteria or portions of awards with market criteria, which include: (i) the relative three-year total shareholder return comparing the Company's shareholder return to the shareholder return of the peer group specified in each award agreement ("RTSR Performance Percentage"), (ii) the Company's absolute three-year total shareholder return ("ATSR Appreciation") and (iii) the Company's total shareholder return ("TSR"), a Monte Carlo simulation prepared by an independent third party is utilized to determine the grant-date (or modification date) fair value, and the associated expense is recognized on a straight-line basis over the three-year requisite service period of the awards. For portions of awards with performance criteria, which is the Company's three-year return on average capital employed ("ROACE Percentage"), the fair value is equal to the Company's closing stock price on the grant date (or modification date), and for each reporting period, the associated expense fluctuates and is adjusted based on an estimated payout of the number of shares of common stock to be delivered on the payment date for the three-year performance period.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Any shares earned under performance share awards are expected to be issued in the first quarter following the completion of the respective requisite service periods based on the achievement of certain market and performance criteria, and the payout can range from 0% to 200%. Per the award agreement terms, if employment is terminated prior to the restriction lapse date for reasons other than death or disability, the performance share awards are forfeited and canceled. If the termination of employment is by reason of death or disability, and the market and performance criteria are satisfied, then the holder of the earned performance share awards will receive a prorated number of shares based on the number of days the participant was employed with the Company during the performance period. See Note 17 for discussion of the Company's organizational restructuring during the three months ended June 30, 2019.
The following table reflects the performance share award activity for the six months ended June 30, 2019:

(in thousands, except for weighted-average grant-date fair value)	Performance share awards	Weighted-average grant-date fair value (per award)
Outstanding as of December 31, 2018	3,436	$13.74
Granted(1)	588	$2.52
Converted from performance unit awards(1)(2)	1,558	$3.74
Forfeited	(860)	$12.26
Vested(3)	(1,545)	$17.31
Outstanding as of June 30, 2019	3,177	$6.28
______________________________________________________________________________

(1)
The amounts potentially payable in the Company's common stock at the end of the requisite service period for the performance share awards granted on February 28, 2019 and June 3, 2019 will be determined based on three criteria: (i) RTSR Performance Percentage, (ii) ATSR Appreciation and (iii) ROACE Percentage. The RTSR Performance Percentage, ATSR Appreciation and ROACE Percentage will be used to identify the "RTSR Factor," the "ATSR Factor" and the "ROACE Factor," respectively, which are used to compute the "Performance Multiple" and ultimately to determine the number of shares to be delivered on the payment date. In computing the Performance Multiple, the RTSR Factor is given a 25% weight, the ATSR Factor a 25% weight and the ROACE Factor a 50% weight. These awards have a performance period of January 1, 2019 to December 31, 2021.

(2)
On May 16, 2019, the board of directors elected to change the form of payment from cash to common stock for the awards granted on February 28, 2019. This change in election triggered modification accounting, and the awards, formerly accounted for as liability awards, were converted to equity awards and, accordingly, new fair values were determined based on the May 16, 2019 modification date.

(3)
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
Condensed notes to the consolidated financial statements
(Unaudited)

The fair values per performance share award and the assumptions used to estimate these fair values per performance share award granted on February 28, 2019 and June 3, 2019 are as follows:

	February 28, 2019(1)	June 3, 2019
Market criteria:
(.25) RTSR Factor + (.25) ATSR Factor fair value assumptions:
Remaining performance period	2.63 years	2.58 years
Risk-free interest rate(2)	2.14%	1.78%
Dividend yield	—%	—%
Expected volatility(3)	55.01%	55.45%
Closing stock price on May 16, 2019 and June 3, 2019 for the respective awards	$3.49	$2.59
Fair value per performance share award	$3.98	$2.45

Performance criteria:
(.50) ROACE Factor fair value assumption:
Closing stock price on May 16, 2019 and June 3, 2019 for the respective awards	$3.49	$2.59
Fair value per performance share award	$3.49	$2.59

Combined fair value per performance share award(4)	$3.74	$2.52
______________________________________________________________________________

(1)
The fair values of the performance share awards granted on February 28, 2019 are based on the May 16, 2019 modification date. The total incremental compensation expense resulting from the modification of $1.0 million, which will be recognized over the life of the awards, is calculated utilizing (i) the difference between the March 31, 2019 fair value and the May 16, 2019 fair value and (ii) the outstanding quantity of the converted performance share awards as of June 30, 2019. Such expense excludes the estimated payout component for expense for the (.50) ROACE Factor as this is redetermined at each reporting period and the expense will fluctuate accordingly.

(2)
The remaining performance period matched zero-coupon risk-free interest rate was derived from the U.S. Treasury constant maturities yield curve on May 16, 2019 and June 3, 2019 for the respective awards.

(3)	The Company utilized its own remaining performance period matched historical volatility in order to develop the expected volatility.

(4)	The combined fair value per performance share award is the combination of the fair value per performance share award for weighted for the market and performance criteria for the respective awards.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The expense per performance share award for the outstanding performance share awards as of June 30, 2019 and granted as of the dates presented are as follows:

	February 17, 2017	February 16, 2018	February 28, 2019	June 3, 2019
Market Criteria:
(.25) RTSR Factor + (.25) ATSR Factor:
Fair value per performance share award	Not applicable	$10.08	$3.98	$2.45
Expense per performance share award as of June 30, 2019	Not applicable	$10.08	$3.98	$2.45

TSR:
Fair value per performance share award	$18.96
Expense per performance share award as of June 30, 2019	$18.96

Performance Criteria:
(.50) ROACE Factor:
Fair value per performance share award	Not applicable	$8.36	$3.49	$2.59
Estimated payout for expense as of June 30, 2019(1)	Not applicable	60%	195%	195%
Expense per performance share award as of June 30, 2019	Not applicable	$5.02	$6.81	$5.05

Combined expense per performance share award as of June 30, 2019(2)	$18.96	$7.55	$5.40	$3.75
______________________________________________________________________________

(1)
As the (.50) ROACE Factor is based on performance criteria, the expense fluctuates based on the estimated payout and is redetermined each reporting period and the life-to-date recognized expense for the respective awards is adjusted accordingly.

(2)	The combined expense per performance share award is the combination of the expense per performance share award for market and performance criteria for the respective awards.
As of June 30, 2019, unrecognized stock-based compensation related to the performance share awards expected to vest was $13.3 million. Such cost is expected to be recognized over a weighted-average period of 2.26 years.
Outperformance share award
An outperformance share award was granted during the three months ending June 30, 2019, in conjunction with the appointment of the Company's President, and is accounted for as an equity award. If earned, the payout ranges from 0 to 1,000,000 shares in the Company's common stock per the vesting schedule. This award is subject to a combination of market and service vesting criteria, therefore, a Monte Carlo simulation prepared by an independent third party was utilized to determine the grant-date fair value with the associated expense recognized over the requisite service period. The payout of this award is based on the highest 50 consecutive trading day average closing stock price of the Company that occurs during the performance period that commenced on June 3, 2019 and ends on June 3, 2022 ("Final Date"). Of the earned outperformance shares, one-third of the award will vest on the Final Date, one-third will vest on the first anniversary of the Final Date and one-third will vest on the second anniversary of the Final Date, provided that the participant has been continuously employed with the Company through the applicable vesting date. Per the award agreement terms, if employment is terminated prior to any vesting date for reasons other than death or disability, then any outperformance shares that have not vested as of such date shall be forfeited and canceled. If the participant's employment is terminated prior to any vesting date by reason of death or disability, and the market criteria is satisfied, then the participant will receive a pro-rated number of shares based on the number of days the employee was employed with the Company during the performance period.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The total fair value of the outperformance share award and the assumptions used to estimate the fair value of the outperformance share award as of the grant date presented are as follows:

June 3, 2019
Performance period	3.00 years
Risk-free interest rate(1)	1.77%
Dividend yield	—%
Expected volatility(2)	55.77%
Closing stock price on grant date	$2.59
Total fair value of outperformance share award (in thousands)	$670
_____________________________________________________________________________

(1)	The performance period matched zero-coupon risk-free interest rate was derived from the U.S. Treasury constant maturities yield curve on the grant date.

(2)	The Company utilized its own performance period matched historical volatility in order to develop the expected volatility.
As of June 30, 2019, unrecognized stock-based compensation related to the outperformance share award expected to vest was $0.7 million. Such cost is expected to be recognized over a weighted-average period of 5.00 years.
Stock-based compensation expense
The following has been recorded to stock-based compensation expense for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Restricted stock award compensation	$2,559	$7,286	$7,882	$13,331
Stock option award compensation	160	971	978	2,040
Performance share award compensation	(3,191)	4,415	(27)	8,742
Outperformance share award compensation	13	—	13	—
Total stock-based compensation, gross	(459)	12,672	8,846	24,113
Less amounts capitalized in evaluated oil and natural gas properties	36	(1,996)	(1,863)	(4,098)
Total stock-based compensation, net	$(423)	$10,676	$6,983	$20,015

See Note 17 for discussion of the Company's organizational restructuring and the related stock-based compensation reversal during the three months ended June 30, 2019.
Performance unit awards
The performance unit awards, granted on February 28, 2019, were determined to be liability awards due to the board of directors election to settle the awards in cash. On May 16, 2019, the board of directors elected to change the form of payment from cash to common stock and, as a result, the performance unit awards were converted to performance share awards, which the Company determined were now equity awards. This change in election triggered modification accounting, and the performance unit award compensation for the three months ended March 31, 2019 was reversed and a new fair value was determined for the converted performance share awards and adjusted in stock-based compensation based on the May 16, 2019 modification date. For additional discussion of the modification, see "Performance share awards."
The following table reflects the performance unit award activity for the six months ended June 30, 2019:

(in thousands)	Performance unit awards
Outstanding as of December 31, 2018	—
Granted	2,813
Forfeited	(1,255)
Converted to performance share awards	(1,558)
Outstanding as of June 30, 2019	—

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 7—Derivatives
Due to the inherent volatility in oil, NGL and natural gas prices and differences in the prices of oil, NGL and natural gas between where the Company produces and where the Company sells such commodities, the Company engages in derivative transactions, such as puts, swaps, collars and basis swaps to hedge price risk associated with a portion of the Company's anticipated production. By removing a portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. See Notes 2.f and 9 in the 2018 Annual Report for discussion of the Company's accounting policies for derivatives and information on the transaction types and settlement indexes, respectively.
During the three months ended June 30, 2019, the Company completed a hedge restructuring by early terminating puts and collars and entering into new swaps. The Company paid a net termination amount of $5.4 million that included the full settlement of the deferred premiums associated with these early-terminated puts and collars. The present value of these deferred premiums, classified under Level 3 of the fair value hierarchy, upon their early termination was $7.2 million. See Note 10 in the 2018 Annual Report for information about the fair value hierarchy levels.
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
Condensed notes to the consolidated financial statements
(Unaudited)

The following table summarizes open derivative positions as of June 30, 2019, for derivatives that were entered into through June 30, 2019, for the settlement periods presented:

	Remaining year 2019	Year 2020	Year 2021
Oil:
Puts:
Volume (Bbl)	644,000	366,000	—
Weighted-average floor price ($/Bbl)	$55.00	$45.00	$—
Volume with deferred premium (Bbl)	644,000	—	—
Weighted-average deferred premium price ($/Bbl)	$4.39	$—	$—
Swaps:
Volume (Bbl)	3,956,000	7,173,600	—
Weighted-average price ($/Bbl)	$61.31	$59.50	$—
Collars:
Volume (Bbl)	—	—	912,500
Weighted-average floor price ($/Bbl)	$—	$—	$45.00
Weighted-average ceiling price ($/Bbl)	$—	$—	$71.00
Totals:
Total volume with floor price (Bbl)	4,600,000	7,539,600	912,500
Weighted-average floor price ($/Bbl)	$60.42	$58.79	$45.00
Total volume with ceiling price (Bbl)	3,956,000	7,173,600	912,500
Weighted-average ceiling price ($/Bbl)	$61.31	$59.50	$71.00
Basis Swaps:
WTI Midland to WTI NYMEX:
Volume (Bbl)	1,840,000	—	—
Weighted-average price ($/Bbl)	$(2.89)	$—	$—
WTI Midland to WTI formula basis:
Volume (Bbl)	552,000	—	—
Weighted-average price ($/Bbl)	$(4.37)	$—	$—
NGL:
Swaps - Purity Ethane:
Volume (Bbl)	1,196,000	366,000	912,500
Weighted-average price ($/Bbl)	$14.22	$13.60	$12.01
Swaps - Non-TET Propane:
Volume (Bbl)	956,800	1,244,400	730,000
Weighted-average price ($/Bbl)	$27.97	$26.58	$25.52
Swaps - Non-TET Normal Butane:
Volume (Bbl)	368,000	439,200	255,500
Weighted-average price ($/Bbl)	$30.73	$28.69	$27.72
Swaps - Non-TET Isobutane:
Volume (Bbl)	92,000	109,800	67,525
Weighted-average price ($/Bbl)	$31.08	$29.99	$28.79
Swaps - Non-TET Natural Gasoline:
Volume (Bbl)	312,800	402,600	237,250
Weighted-average price ($/Bbl)	$45.80	$45.15	$44.31
Total NGL volume (Bbl)	2,925,600	2,562,000	2,202,775
Natural gas:
Henry Hub NYMEX Swaps:
Volume (MMBtu)	19,688,000	23,790,000	14,052,500
TABLE CONTINUES ON NEXT PAGE

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

	Remaining year 2019	Year 2020	Year 2021
Weighted-average price ($/MMBtu)	$3.09	$2.72	$2.63
Basis Swaps:
Volume (MMBtu)	19,688,000	32,574,000	23,360,000
Weighted-average price ($/MMBtu)	$(1.51)	$(0.76)	$(0.47)

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

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of June 30, 2019:
Assets:
Current:
Oil derivatives	$—	$27,192	$—	$27,192	$(9,821)	$17,371
NGL derivatives	—	17,134	—	17,134	(1,019)	16,115
Natural gas derivatives	—	26,229	—	26,229	(9,278)	16,951
Oil derivative deferred premiums	—	—	—	—	(3,270)	(3,270)
Noncurrent:
Oil derivatives	$—	$18,217	$—	$18,217	$(1,036)	$17,181
NGL derivatives	—	4,050	—	4,050	(566)	3,484
Natural gas derivatives	—	6,049	—	6,049	(916)	5,133
Liabilities:
Current:
Oil derivatives	$—	$(11,618)	$—	$(11,618)	$9,821	$(1,797)
NGL derivatives	—	(1,019)	—	(1,019)	1,019	—
Natural gas derivatives	—	(8,954)	—	(8,954)	9,278	324
Oil derivative deferred premiums	—	—	(3,270)	(3,270)	3,270	—
Noncurrent:
Oil derivatives	$—	$(1,036)	$—	$(1,036)	$1,036	$—
NGL derivatives	—	(566)	—	(566)	566	—
Natural gas derivatives	—	(916)	—	(916)	916	—
Net derivative asset (liability) positions	$—	$74,762	$(3,270)	$71,492	$—	$71,492

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
As of December 31, 2018:
Assets:
Current:
Oil derivatives	$—	$44,425	$—	$44,425	$(7,907)	$36,518
NGL derivatives	—	1,974	—	1,974	—	1,974
Natural gas derivatives	—	18,991	—	18,991	(3,267)	15,724
Oil derivative deferred premiums	—	—	—	—	(14,381)	(14,381)
Noncurrent:
Oil derivatives	$—	$10,626	$—	$10,626	$—	$10,626
NGL derivatives	—	1,024	—	1,024	—	1,024
Natural gas derivatives	—	108	—	108	(728)	(620)
Liabilities:
Current:
Oil derivatives	$—	$(9,059)	$—	$(9,059)	$7,907	$(1,152)
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	(7,290)	—	(7,290)	3,267	(4,023)
Oil derivative deferred premiums	—	—	(16,565)	(16,565)	14,381	(2,184)
Noncurrent:
Oil derivatives	$—	$—	$—	$—	$—	$—
NGL derivatives	—	—	—	—	—	—
Natural gas derivatives	—	(728)	—	(728)	728	—
Net derivative asset (liability) positions	$—	$60,071	$(16,565)	$43,506	$—	$43,506

Significant Level 2 inputs associated with the calculation of discounted cash flows used in the fair value mark-to-market analysis of derivatives include each derivative contract's corresponding commodity index price(s), appropriate risk-adjusted discount rates and forward price curve models for substantially similar instruments generated from a compilation of data gathered from third parties.
The Company's deferred premiums associated with its derivative contracts are categorized as Level 3, as the Company utilizes a net present value calculation to determine the valuation. They are considered to be measured on a recurring basis as the derivative contracts they derive from are measured on a recurring basis. As derivative contracts containing deferred premiums are entered into, the Company discounts the associated deferred premium to its net present value at the contract trade date, using the Senior Secured Credit Facility rate at the trade date (input rate), and then records the change in net present value to interest expense over the period from trade until the final settlement date at the end of the contract. After this initial valuation, the input rate of each deferred premium is not adjusted; therefore, significant increases (decreases) in the Senior Secured Credit Facility rate would result in a significantly lower (higher) fair value measurement for each new contract entered into that contained a deferred premium; however, the initial valuation for the deferred premiums already recorded would remain unaffected. While the Company believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. The deferred premiums are included in "Derivatives" on the unaudited consolidated balance sheets, and as of June 30, 2019, each of their input rates is 2.31%.
The following table presents payments required for derivative deferred premiums as of June 30, 2019 for the periods presented:

(in thousands)	June 30, 2019
Remaining 2019	$2,813
2020	477
Total	$3,290

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

A summary of the changes in net assets and liabilities classified as Level 3 measurements for the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Balance of Level 3 at beginning of period	$(12,644)	$(30,292)	$(16,565)	$(28,683)
Change in net present value of derivative deferred premiums(1)	(24)	(185)	(119)	(396)
Total purchases and settlements of derivative deferred premiums:
Purchases	—	—	—	(5,422)
Settlements(2)	9,398	5,451	13,414	9,475
Balance of Level 3 at end of period	$(3,270)	$(25,026)	$(3,270)	$(25,026)
____________________________________________________________________________

(1)	These amounts are included in "Interest expense" in the unaudited consolidated statements of operations.

(2)	The amounts for the three and six months ended June 30, 2019 include $7.2 million that represents the present value of deferred premiums settled upon their early termination.
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
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	June 30, 2019		December 31, 2018
(in thousands)	Long-term debt	Fair value(1)	Long-term debt	Fair value(1)
January 2022 Notes	$450,000	$420,750	$450,000	$402,885
March 2023 Notes	350,000	327,355	350,000	316,624
Senior Secured Credit Facility	235,000	235,004	190,000	190,054
Total	$1,035,000	$983,109	$990,000	$909,563
______________________________________________________________________________

(1)
The fair values of the debt outstanding on the January 2022 Notes and the March 2023 Notes were determined using the June 30, 2019 and December 31, 2018 Level 1 fair value hierarchy quoted market price for each respective instrument. The fair value of the outstanding debt on the Senior Secured Credit Facility as of June 30, 2019 and December 31, 2018 was estimated utilizing the Level 2 fair value hierarchy pricing model for similar instruments. See Note 10 in the 2018 Annual Report for information about the fair value hierarchy levels.

Note 9—Net income per common share
Basic net income per common share is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of non-vested restricted stock awards, outstanding stock option awards, non-vested performance share awards and the non-vested outperformance share award. See Note 6.c for additional discussion of these awards. The dilutive effects of these awards were calculated utilizing the treasury stock method.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects the calculations of diluted weighted-average common shares outstanding and basic and diluted net income per common share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except for per share data)	2019	2018	2019	2018
Net income (numerator):
Net income—basic and diluted	$173,382	$33,452	$163,891	$119,972
Weighted-average common shares outstanding (denominator):
Basic(1)	231,406	230,933	230,943	234,561
Dilutive non-vested restricted stock awards(2)	151	683	782	885
Dilutive outstanding stock option awards(3)	—	90	—	55
Diluted	231,557	231,706	231,725	235,501
Net income per common share:
Basic	$0.75	$0.14	$0.71	$0.51
Diluted	$0.75	$0.14	$0.71	$0.51
_____________________________________________________________________________

(1)
Weighted-average common shares outstanding used in the calculation of basic and diluted net income per common share was computed taking into account share repurchases that occurred during the three and six months ended June 30, 2018. See Note 6.a for additional discussion of the Company's share repurchase program.

(2)
The effect of a significant portion of the non-vested restricted stock awards was excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2019. The inclusion of these non-vested restricted stock awards would be anti-dilutive mainly due to the grant-date fair value per common share for the awards being greater than the average closing stock price during the period.

(3)
The effect of the outstanding stock option awards was excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2019. The inclusion of these stock option awards would be anti-dilutive as their exercise prices were greater than the average closing stock price during the period.

By assuming June 30, 2019 was the end of the respective performance periods of the non-vested performance share awards and the non-vested outperformance share award, the effects of these awards were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2019, as the awards were below the respective agreements' payout thresholds, with the exception of the RTSR Performance Percentage-portion of the 2019 performance share awards, which was ultimately anti-dilutive due to the grant-date fair value per unit being greater than the average closing stock price during the periods. See Note 6.c for discussion of the performance and market criteria of these awards.
See Note 10 in the second-quarter 2018 Quarterly Report for discussion of the awards excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2018.
Note 10—Commitments and contingencies
a.    Litigation
From time to time, the Company is subject to various legal proceedings arising in the ordinary course of business, including proceedings for which the Company may not have insurance coverage. While many of these matters involve inherent uncertainty, as of the date hereof, the Company does not currently believe that any such legal proceedings will have a material adverse effect on the Company's business, financial position, results of operations or liquidity. During the three months ended June 30, 2019, the Company finalized and received a favorable settlement of $42.5 million in connection with the Company's damage claims asserted in a previously disclosed litigation matter relating to a breach and wrongful termination of a crude oil purchase agreement. This settlement is included in "Litigation settlement" on the unaudited consolidated statements of operations. The Company does not anticipate the receipt of further payments in connection with this matter as this settlement constituted a full and final satisfaction of the Company's claims.
b.    Drilling contracts
The Company has committed to drilling rig contracts with third parties to facilitate the Company's drilling plans. Certain of these contracts are for terms of multiple months and contain early termination clauses that require the Company to potentially pay penalties to the third party should the Company cease drilling efforts. These penalties would negatively impact the

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Company's financial statements upon early contract termination. There were no penalties incurred for early contract termination for either of the six months ended June 30, 2019 or 2018. As the Company's current drilling rig contracts are considered leases under the scope of ASC 842, the present value of the future commitment as of June 30, 2019 related to drilling contracts with an initial term greater than 12 months is included in "Operating lease liabilities" under "Current liabilities" on the unaudited consolidated balance sheet as of June 30, 2019. See Note 3.a for further discussion of the impact of ASC 842 adoption. Management does not currently anticipate the early termination of these contracts in 2019.
c.    Firm sale and transportation commitments
The Company has committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. Management anticipates continuing this practice in the future. The Company incurred firm transportation payments on excess pipeline capacity and other contractual penalties of $0.5 million and $2.2 million during the three months ended June 30, 2019 and 2018, respectively, and $1.0 million and $2.3 million during the six months ended June 30, 2019 and 2018, respectively. These firm transportation payments on excess pipeline capacity and other contractual penalties are netted with the respective revenue stream in the unaudited consolidated statements of operations. Future commitments of $341.5 million as of June 30, 2019 are not recorded in the unaudited consolidated balance sheets.
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
e.    Environmental
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed in the period incurred. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Management believes no materially significant liabilities of this nature existed as of June 30, 2019 or December 31, 2018.
Note 11—Supplemental cash flow and non-cash information
The following table presents supplemental cash flow and non-cash information:

	Six months ended June 30,
(in thousands)	2019	2018
Supplemental cash flow information:
Capitalized interest	$(420)	$(498)
Cash received (paid) for income taxes(1)	$691	$(1,136)
Supplemental non-cash investing information:
Increase (decrease) in accrued capital expenditures	$2,335	$(8,878)
Capitalized stock-based compensation in evaluated oil and natural gas properties	$1,863	$4,098
Capitalized asset retirement costs	$356	$577
______________________________________________________________________________

(1)	See Note 14 for additional discussion of the Company's income taxes.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

The following table presents supplemental non-cash adjustments information related to leases:

(in thousands)	Six months ended June 30, 2019
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$25,212
______________________________________________________________________________

(1)	See Note 3 for additional discussion of the Company's leases.
Note 12—Asset retirement obligations
See Note 2.k in the 2018 Annual Report for discussion of the Company's accounting policies for asset retirement obligations.
The following table reconciles the Company's asset retirement obligation liability associated with tangible long-lived assets for the periods presented:

	Six months ended June 30,
(in thousands)	2019	2018
Liability at beginning of period	$56,882	$55,506
Liabilities added due to acquisitions, drilling, midstream service asset construction and other	356	577
Accretion expense	2,072	2,227
Liabilities settled due to plugging and abandonment or removed due to sale	(1,362)	(1,815)
Liability at end of period	$57,948	$56,495

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
LMS has a Transportation Services Agreement (the "TA") with a wholly-owned subsidiary of Medallion under which LMS receives firm transportation of the Company's crude oil production from Reagan County and Glasscock County in Texas to Colorado City, Texas that continues to be in effect after the Medallion Sale. At December 31, 2017, the Medallion Sale was accounted for under the real estate guidance in ASC 360-20, Property, Plant, and Equipment ("ASC 360-20"), and the Company's maximum exposure to loss associated with future commitments under the TA was $141.1 million that was not recorded in the Company's unaudited consolidated balance sheets. Under ASC 360-20, as a result of the Company's continuing involvement with Medallion by guaranteeing cash flows under the TA, the Company recorded a deferred gain in the amount of its maximum exposure to loss related to such guarantees. This deferred gain would have been amortized over the TA's firm commitment transportation term through 2024 had the Company not adopted ASC 606, Revenue from Contracts with Customers ("ASC 606") on January 1, 2018.
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
Condensed notes to the consolidated financial statements
(Unaudited)

b.    Revenue recognition
Oil, NGL and natural gas revenues are generally recognized at the point in time that control of the product is transferred to the customer. Midstream service revenues are generated through fees for products and services that need to be delivered by midstream infrastructure, including oil and liquids-rich natural gas gathering services as well as rig fuel, natural gas lift and water delivery, recycling and takeaway and are recognized over time as the customer benefits from these services when provided. A more detailed summary of the underlying contracts that give rise to the Company's revenue and method of recognition can be found in Note 5.b in the 2018 Annual Report.
Note 14—Income taxes
The Company is subject to federal and state income taxes and the Texas franchise tax. The Company had federal net operating loss carryforwards totaling $1.9 billion and state of Oklahoma net operating loss carryforwards totaling $35.4 million as of June 30, 2019, which begin expiring in 2026 and 2032, respectively. Due to the enactment of Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), $180.7 million of the federal net operating loss carryforward will not expire but may be limited in future periods. As of June 30, 2019, the Company believes it is more likely than not that a portion of the net operating loss carryforwards are not fully realizable. The Company continues to consider new evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed. Such consideration includes projected future cash flows from its oil, NGL and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of June 30, 2019, the Company's ability to capitalize intangible drilling costs, rather than expensing these costs in order to prevent an operating loss carryforward from expiring unused and future projections of Oklahoma sourced income. As of June 30, 2019, a total valuation allowance of $202.1 million has been recorded against the net deferred tax asset, resulting in a net Texas deferred tax liability of $6.7 million, which is included in "Other noncurrent liabilities" on the unaudited consolidated balance sheets.
The Company paid Alternative Minimum Tax ("AMT") related to the Medallion Sale in 2017. The payment of AMT creates an AMT credit carryforward. Due to changes in the Tax Act, AMT credit carryforwards do not expire and are now refundable over a five-year period. Therefore, as of June 30, 2019, a receivable has been recorded in the amount of $4.1 million, of which $3.1 million is included in "Accounts receivable, net" and $1.0 million is included in "Other noncurrent assets, net" on the unaudited consolidated balance sheets.
Note 15—Related party

Laredo's Chairman and Chief Executive Officer is on the board of directors of Helmerich & Payne, Inc. ("H&P"). The Company has drilling contracts with H&P that are long-term and short-term operating leases. The drilling contract, which is accounted for as a long-term operating lease under the scope of ASC 842 due to its initial term that was greater than 12 months, is capitalized and is included in "Operating lease right-of-use-assets" on the unaudited consolidated balance sheet. The present value of the future commitment is included in "Operating lease liabilities" under "Current liabilities" on the unaudited consolidated balance sheet. See Note 3 for additional discussion of the Company's adoption of ASC 842.
The following table presents the operating lease liability related to H&P included in the unaudited consolidated balance sheet:

(in thousands)	June 30, 2019
Operating lease liabilities	$5,762
The following table presents the capital expenditures for oil and natural gas properties paid to H&P included in the unaudited consolidated statements of cash flows:

	Six months ended June 30,
(in thousands)	2019	2018
Capital expenditures for oil and natural gas properties	$6,293	$—

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 16—Subsidiary Guarantors
The Guarantors have fully and unconditionally guaranteed the January 2022 Notes, the March 2023 Notes and the Senior Secured Credit Facility, subject to the Releases. In accordance with practices accepted by the SEC, Laredo has prepared condensed consolidating financial statements to quantify the balance sheets, results of operations and cash flows of such subsidiaries as subsidiary Guarantors. The following unaudited condensed consolidating (i) balance sheets as of June 30, 2019 and December 31, 2018, (ii) statements of operations for the three and six months ended June 30, 2019 and 2018 and (iii) statements of cash flows for the six months ended June 30, 2019 and 2018 present financial information for Laredo on a stand-alone basis (carrying any investment in subsidiaries under the equity method), financial information for the subsidiary Guarantors on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the financial information for the Company on a condensed consolidated basis. Income taxes for LMS and for GCM are recorded on Laredo's balance sheets, statements of operations and statements of cash flows as they are disregarded entities for income tax purposes. Laredo and the Guarantors are not restricted from making intercompany distributions to each other.
Condensed consolidating balance sheet
June 30, 2019

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$66,348	$10,262	$—	$76,610
Other current assets	114,653	1,252	—	115,905
Oil and natural gas properties, net	2,217,151	9,041	(26,024)	2,200,168
Midstream service assets, net	—	131,633	—	131,633
Other fixed assets, net	37,910	23	—	37,933
Investment in subsidiaries	139,071	—	(139,071)	—
Other noncurrent assets, net	54,172	3,501	—	57,673
Total assets	$2,629,305	$155,712	$(165,095)	$2,619,922

Accounts payable and accrued liabilities	$37,841	$13,448	$—	$51,289
Other current liabilities	118,739	650	—	119,389
Long-term debt, net	1,029,526	—	—	1,029,526
Other noncurrent liabilities	72,854	2,543	—	75,397
Total stockholders' equity	1,370,345	139,071	(165,095)	1,344,321
Total liabilities and stockholders' equity	$2,629,305	$155,712	$(165,095)	$2,619,922

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating balance sheet
December 31, 2018

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Accounts receivable, net	$83,424	$10,897	$—	$94,321
Other current assets	97,045	1,386	—	98,431
Oil and natural gas properties, net	2,043,009	9,113	(22,551)	2,029,571
Midstream service assets, net	—	130,245	—	130,245
Other fixed assets, net	39,751	68	—	39,819
Investment in subsidiaries	128,380	—	(128,380)	—
Other noncurrent assets, net	23,783	4,135	—	27,918
Total assets	$2,415,392	$155,844	$(150,931)	$2,420,305

Accounts payable and accrued liabilities	$54,167	$15,337	$—	$69,504
Other current liabilities	121,297	9,664	—	130,961
Long-term debt, net	983,636	—	—	983,636
Other noncurrent liabilities	59,511	2,463	—	61,974
Total stockholders' equity	1,196,781	128,380	(150,931)	1,174,230
Total liabilities and stockholders' equity	$2,415,392	$155,844	$(150,931)	$2,420,305

Condensed consolidating statement of operations
For the three months ended June 30, 2019

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$184,037	$49,251	$(16,645)	$216,643
Total costs and expenses	127,310	46,175	(14,670)	158,815
Operating income	56,727	3,076	(1,975)	57,828
Interest expense	(15,765)	—	—	(15,765)
Other non-operating income, net	136,146	292	(3,368)	133,070
Income before income taxes	177,108	3,368	(5,343)	175,133
Total income tax expense	(1,751)	—	—	(1,751)
Net income	$175,357	$3,368	$(5,343)	$173,382
Condensed consolidating statement of operations
For the three months ended June 30, 2018

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$208,624	$163,021	$(20,599)	$351,046
Total costs and expenses	115,602	158,433	(17,756)	256,279
Operating income	93,022	4,588	(2,843)	94,767
Interest expense	(14,424)	—	—	(14,424)
Other non-operating expense, net	(42,303)	(1,025)	(3,563)	(46,891)
Income before income taxes	36,295	3,563	(6,406)	33,452
Total income tax	—	—	—	—
Net income	$36,295	$3,563	$(6,406)	$33,452

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Condensed consolidating statement of operations
For the six months ended June 30, 2019

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$357,558	$103,583	$(35,551)	$425,590
Total costs and expenses	247,045	98,398	(32,078)	313,365
Operating income	110,513	5,185	(3,473)	112,225
Interest expense	(31,312)	—	—	(31,312)
Other non-operating income, net	89,818	385	(5,570)	84,633
Income before income taxes	169,019	5,570	(9,043)	165,546
Total income tax expense	(1,655)	—	—	(1,655)
Net income	$167,364	$5,570	$(9,043)	$163,891
Condensed consolidating statement of operations
For the six months ended June 30, 2018

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Total revenues	$406,449	$239,321	$(35,028)	$610,742
Total costs and expenses	221,290	232,997	(31,504)	422,783
Operating income	185,159	6,324	(3,524)	187,959
Interest expense	(27,942)	—	—	(27,942)
Other non-operating expense, net	(33,721)	(1,281)	(5,043)	(40,045)
Income before income taxes	123,496	5,043	(8,567)	119,972
Total income tax	—	—	—	—
Net income	$123,496	$5,043	$(8,567)	$119,972
Condensed consolidating statement of cash flows
For the six months ended June 30, 2019

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash provided by operating activities	$266,522	$317	$(5,570)	$261,269
Capital expenditures and other, net	(298,227)	(317)	5,570	(292,974)
Net cash provided by financing activities	42,354	—	—	42,354
Net increase in cash and cash equivalents	10,649	—	—	10,649
Cash and cash equivalents, beginning of period	45,150	1	—	45,151
Cash and cash equivalents, end of period	$55,799	$1	$—	$55,800
Condensed consolidating statement of cash flows
For the six months ended June 30, 2018

(in thousands)	Laredo	Subsidiary Guarantors	Intercompany eliminations	Consolidated company
Net cash provided by operating activities	$254,991	$12,653	$(5,043)	$262,601
Capital expenditures and other, net	(346,462)	(12,653)	5,043	(354,072)
Net cash provided by financing activities	15,916	—	—	15,916
Net decrease in cash and cash equivalents	(75,555)	—	—	(75,555)
Cash and cash equivalents, beginning of period	112,158	1	—	112,159
Cash and cash equivalents, end of period	$36,603	$1	$—	$36,604

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 17—Organizational restructuring
On April 2, 2019, the Company announced the retirement of two of its Senior Officers. Additionally, on April 8, 2019 (the "Effective Date"), the Company committed to a company-wide reorganization effort (the "Plan") that included a workforce reduction of approximately 20%, which included an Executive Officer. The reduction in workforce was communicated to employees on the Effective Date and implemented immediately, subject to certain administrative procedures. The Company's board of directors approved the Plan in response to recent market conditions and to reduce costs and better position the Company for the future. In connection with the retirements on April 2, 2019 and with the Plan, the Company incurred $10.4 million of one-time charges during the three months ended June 30, 2019 comprising of compensation, taxes, professional fees, outplacement and insurance-related expenses. All stock-based compensation awards held by the two Senior Officers, the Executive Officer and the employees who were affected by the Plan were forfeited and the corresponding stock-based compensation totaling $6.1 million was reversed. See Note 6.c for additional information on the associated forfeiture activity.
Note 18—Subsequent events
On July 31, 2019, the Company paid $20.0 million on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $215.0 million as of July 31, 2019.

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
Our financial and operating performance for the three months ended June 30, 2019 included the following:

•	Oil sales volumes of 2,771 MBbl, compared to 2,514 MBbl for the three months ended June 30, 2018, a 10% increase over the comparative period;

•
Oil, NGL and natural gas sales of $183.9 million, compared to $208.6 million for the three months ended June 30, 2018, which is the result of a 28% decrease in average sales price per BOE and was partially offset by a 22% increase in MBOE volumes sold;

•	Net income of $173.4 million, compared to $33.5 million for the three months ended June 30, 2018; and

•
Adjusted EBITDA (a non-GAAP financial measure) of $153.2 million, compared to $152.5 million for the three months ended June 30, 2018. See page 44 for a discussion and reconciliation of Adjusted EBITDA.

Our financial and operating performance for the six months ended June 30, 2019 included the following:

•	Oil sales volumes of 5,305 MBbl, compared to 4,953 MBbl for the six months ended June 30, 2018, a 7% increase over the comparative period;

•
Oil, NGL and natural gas sales of $357.2 million, compared to $406.0 million for the six months ended June 30, 2018, which is the result of a 27% decrease in average sales price per BOE and was partially offset by a 21% increase in MBOE volumes sold;

•	Net income of $163.9 million, compared to $120.0 million for the six months ended June 30, 2018; and

•	Adjusted EBITDA (a non-GAAP financial measure) of $276.1 million, compared to $295.9 million for the six months ended June 30, 2018. See page 44 for a discussion and reconciliation of Adjusted EBITDA.
Recent developments
Potential future low commodity price impact on our third-quarter 2019 full cost ceiling impairment test
Oil, NGL and natural gas prices have remained low in the third quarter of 2019. If prices remain at or below the current levels, subject to numerous factors and inherent limitations, some of which are discussed below, and all other factors remain constant, we will incur a non-cash full cost ceiling impairment in the third quarter of 2019, which will have an adverse effect on our results of operations.
There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in future periods. In addition to unknown future commodity prices, other uncertainties include (i) changes in drilling and completions costs, (ii) changes in oilfield service costs, (iii) production results, (iv) our ability, in a low price environment, to strategically drill the most economic locations in our multi-stack horizontal targets, (v) income tax impacts, (vi) potential recognition of additional proved undeveloped reserves, (vii) any potential value added to our proved reserves when testing recoverability from drilling unbooked locations, (viii) revisions to production curves based on additional data and (ix) the inherent significant volatility in the commodity prices for oil, NGL and natural gas.
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
Our hypothetical third-quarter 2019 full cost ceiling calculation has been prepared by substituting (i) $53.01 per Bbl for oil, (ii) $14.86 per Bbl for NGL and (iii) $0.48 per Mcf for natural gas (collectively, the "Pro Forma Third-Quarter Prices") for the respective Realized Prices as of June 30, 2019. All other inputs and assumptions have been held constant. Accordingly, this estimation strictly isolates the estimated impact of low commodity prices on the third-quarter 2019 Realized Prices that will be utilized in our full cost ceiling calculation. The Pro Forma Third-Quarter Prices use a slightly modified Realized Price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for oil, NGL and natural gas for the 10 months ended July 1, 2019 and holding the July 26, 2019 prices constant for the remaining eleventh and twelfth months of the calculation. Based solely on the substitution of the Pro Forma Third-Quarter Prices into our June 30, 2019 reserve estimates, the implied third-quarter impairment would be $300 million. We believe that substituting these prices into our June 30, 2019 reserve estimates may help provide users with an understanding of the potential impact on our third-quarter 2019 full cost ceiling test.
See "Part I, Item 1A. Risk Factors—Risks related to our business—As a result of the volatility in prices for oil, NGL and natural gas, we have taken and may be required to take further write-downs of the carrying values of our properties" in our 2018 Annual Report.
Core area of operations
The oil and liquids-rich Permian Basin is characterized by multiple target horizons, long-lived reserves, high drilling success rates and high initial production rates. As of June 30, 2019, we had assembled 122,787 net acres in the Permian Basin.
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
The Realized Prices utilized to value our reserves as of June 30, 2019 and June 30, 2018, were $55.69 per Bbl for oil, $18.64 per Bbl for NGL and $0.70 per Mcf for natural gas, and $55.36 per Bbl for oil, $19.15 per Bbl for NGL and $1.80 per Mcf for natural gas, respectively. The Realized Prices used to estimate proved reserves do not include derivative transactions. The unamortized cost of our evaluated oil and natural gas properties did not exceed the full cost ceiling amount as of June 30, 2019 or June 30, 2018. See Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of our full cost method of accounting.
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

The table below presents our depletion expense for our evaluated oil and natural gas properties per BOE sold for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Depletion expense per BOE sold	$8.27	$7.68	$8.51	$7.52
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
The following table presents our sources of revenue as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Oil sales	74%	45%	68%	51%
NGL sales	10%	10%	13%	10%
Natural gas sales	1%	4%	3%	5%
Midstream service revenues	1%	1%	1%	1%
Sales of purchased oil	14%	40%	15%	33%
Total	100%	100%	100%	100%

Results of operations
For the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018
Oil, NGL and natural gas sales volumes, revenues and prices
The following table presents information regarding our oil, NGL and natural gas sales volumes, revenues and average sales prices:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales volumes:
Oil (MBbl)	2,771	2,514	5,305	4,953
NGL (MBbl)	2,200	1,778	4,299	3,341
Natural gas (MMcf)	15,092	10,947	27,941	21,120
Oil equivalents (MBOE)(1)(2)	7,485	6,116	14,260	11,814
Average daily sales volumes (BOE/D)(2)	82,259	67,206	78,787	65,270
% Oil(2)	37%	41%	37%	42%
Sales revenues (in thousands):
Oil	$160,030	$159,051	$289,201	$309,965
NGL	22,197	36,805	54,432	65,165
Natural gas	1,636	12,705	13,606	30,865
Total oil, NGL and natural gas sales revenues	$183,863	$208,561	$357,239	$405,995
Average sales prices(2):
Oil, without derivatives ($/Bbl)(3)	$57.76	$63.26	$54.52	$62.58
NGL, without derivatives ($/Bbl)(3)	$10.09	$20.71	$12.66	$19.51
Natural gas, without derivatives ($/Mcf)(3)	$0.11	$1.16	$0.49	$1.46
Average sales price, without derivatives ($/BOE)(3)	$24.56	$34.10	$25.05	$34.37
Oil, with derivatives ($/Bbl)(4)	$56.65	$58.71	$52.36	$58.62
NGL, with derivatives ($/Bbl)(4)	$12.82	$20.07	$14.04	$19.15
Natural gas, with derivatives ($/Mcf)(4)	$1.17	$1.72	$1.14	$1.78
Average sales price, with derivatives ($/BOE)(4)	$27.09	$33.04	$25.94	$33.18
_____________________________________________________________________________

(1)	BOE is calculated using a conversion rate of six Mcf per one Bbl.

(2)	The numbers presented are based on actual amounts and are not calculated using the rounded numbers presented in the table above.

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

The following table presents settlements received (paid) for matured derivatives and premiums paid previously or upon settlement attributable to derivatives that matured during the periods utilized in our calculation of the average sales prices with derivatives presented above:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Settlements received (paid) for matured derivatives:
Oil	$1,481	$(5,608)	$(614)	$(9,344)
NGL	5,998	(1,147)	5,941	(1,194)
Natural gas	16,001	6,936	18,255	8,483
Total	$23,480	$181	$23,582	$(2,055)
Premiums paid previously or upon settlement attributable to derivatives that matured during the respective period:
Oil	$(4,541)	$(5,838)	$(10,841)	$(10,241)
Natural gas	—	(845)	—	(1,686)
Total	$(4,541)	$(6,683)	$(10,841)	$(11,927)

Changes in average sales prices without derivatives and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended June 30, 2019 and 2018:

(in thousands)	Oil	NGL	Natural gas	Total net effect of change
2018 Revenues	$159,051	$36,805	$12,705	$208,561
Effect of changes in average sales prices	(15,257)	(23,358)	(15,880)	(54,495)
Effect of changes in sales volumes	16,236	8,750	4,811	29,797
2019 Revenues	$160,030	$22,197	$1,636	$183,863
Changes in average sales prices without derivatives and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the six months ended June 30, 2019 and 2018:

(in thousands)	Oil	NGL	Natural gas	Total net effect of change
2018 Revenues	$309,965	$65,165	$30,865	$405,995
Effect of changes in average sales prices	(42,750)	(29,430)	(27,228)	(99,408)
Effect of changes in sales volumes	21,986	18,697	9,969	50,652
2019 Revenues	$289,201	$54,432	$13,606	$357,239
Oil sales revenue. Our oil sales revenue is a function of oil production volumes sold and average oil sales prices received for those volumes. The increase in oil sales revenue of $1.0 million, or 1%, for the three months ended June 30, 2019 as compared to the same period in 2018 is due to a 10% increase in oil sales volumes and was offset by a 9% decrease in average oil sales prices.
The decrease in oil sales revenue of $20.8 million, or 7%, for the six months ended June 30, 2019 as compared to the same period in 2018 is due to a 13% decrease in average oil sales prices and was partially offset by a 7% increase in oil sales volumes.
NGL sales revenue. Our NGL sales revenue is a function of NGL production volumes sold and average NGL sales prices received for those volumes. The decrease in NGL sales revenue of $14.6 million, or 40%, for the three months ended June 30, 2019 as compared to the same period in 2018 is due to a 51% decrease in average NGL sales prices and was partially offset by a 24% increase in NGL sales volumes.
The decrease in NGL sales revenue of $10.7 million, or 16%, for the six months ended June 30, 2019 as compared to the same period in 2018 is due to a 35% decrease in average NGL sales prices and was partially offset by a 29% increase in NGL sales volumes.
Natural gas sales revenue. Our natural gas sales revenue is a function of natural gas production volumes sold and average natural gas sales prices received for those volumes. The decrease in natural gas sales revenue of $11.1 million, or 87%, for the three months ended June 30, 2019 as compared to the same period in 2018 is due to a 91% decrease in average natural gas sales prices and was partially offset by a 38% increase in natural gas sales volumes.

The decrease in natural gas sales revenue of $17.3 million, or 56%, for the six months ended June 30, 2019 as compared to the same period in 2018 is due to a 66% decrease in average natural gas sales prices and was partially offset by a 32% increase in natural gas sales volumes.
The following table presents midstream service and sales of purchased oil revenues:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Midstream service revenues	$2,610	$1,976	$5,493	$4,335
Sales of purchased oil	$30,170	$140,509	$62,858	$200,412
Midstream service revenues. Our midstream service revenues increased by $0.6 million, or 32%, and by $1.2 million, or 27%, for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. These revenues fluctuate and will vary due to oil throughput fees and the level of services provided to third parties.
Sales of purchased oil. These revenues are a function of the volumes and prices of purchased oil sold to customers and are offset by the costs of purchased oil. Sales of purchased oil decreased by $110.3 million, or 79%, and by $137.6 million, or 69%, for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018 mainly due to decreases in the volumes of purchased oil sold. During the three months ended June 30, 2018, our volume of purchased oil sold to customers increased by 131%, as compared to the same period in 2017. This second-quarter 2018 increase in the volume of purchased oil sold declined to levels typical of previous periods in the third quarter of 2018.
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

Costs and expenses
The following table presents information regarding costs and expenses and selected average costs and expenses per BOE sold:

	Three months ended June 30,		Six months ended June 30,
(in thousands except for per BOE sold data)	2019	2018	2019	2018
Costs and expenses:
Lease operating expenses	$23,632	$22,642	$46,241	$44,593
Production and ad valorem taxes	11,328	12,405	18,547	24,217
Transportation and marketing expenses	4,891	1,534	9,650	1,534
Midstream service expenses	607	403	2,210	1,096
Costs of purchased oil	30,172	140,578	62,863	201,242
General and administrative:
Cash	11,479	16,158	25,592	31,544
Non-cash stock-based compensation, net(1)	(423)	10,676	6,983	20,015
Restructuring expenses	10,406	—	10,406	—
Depletion, depreciation and amortization	65,703	50,762	128,801	96,315
Other operating expenses	1,020	1,121	2,072	2,227
Total costs and expenses	$158,815	$256,279	$313,365	$422,783
Selected average costs and expenses per BOE sold(2):
Lease operating expenses	$3.16	$3.70	$3.24	$3.78
Production and ad valorem taxes	1.51	2.03	1.30	2.05
Transportation and marketing expenses	0.65	0.25	0.68	0.13
Midstream service expenses	0.08	0.07	0.15	0.09
General and administrative:
Cash	1.53	2.64	1.79	2.67
Non-cash stock-based compensation, net(1)	(0.06)	1.75	0.49	1.69
Depletion, depreciation and amortization	8.78	8.30	9.03	8.15
Total selected costs and expenses	$15.65	$18.74	$16.68	$18.56
_____________________________________________________________________________

(1)
For the three and six months ended June 30, 2019, non-cash stock-based compensation, net, excluding forfeitures related to our April 2019 organizational restructuring, was $5.6 million and $13.0 million, respectively, and on a per BOE sold basis was $0.75 and $0.91, respectively.

(2)	Selected average costs and expenses per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.
Lease operating expenses. Lease operating expenses, which include workover expenses, increased by $1.0 million, or 4%, and by $1.6 million, or 4%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. These increases are mainly due to increased costs for water gathering and handling activities and workover expenses during 2019. On a per BOE sold basis, lease operating expenses decreased by 15% and 14% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to lease operating expenses.
Production and ad valorem taxes. Production and ad valorem taxes decreased by $1.1 million, or 9%, and by $5.7 million, or 23%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The year-to-date decrease is mainly due to a $4.5 million production tax refund, related to additional marketing costs claimed for fiscal years 2013 through 2016, recorded during the first quarter of 2019. Production taxes, which are established by federal, state or local taxing authorities, are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenue. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.
Transportation and marketing expenses. Transportation and marketing expenses were $4.9 million and $9.7 million for the three and six months ended June 30, 2019, respectively. In July 2018, we began recognizing transportation and marketing expense incurred for the delivery of produced oil to a customer in the U.S. Gulf Coast market.

Midstream service expenses. Midstream service expenses increased by $0.2 million, or 51%, and $1.1 million, or 102%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. These increases are mainly due to an increase in water service costs during the three and six months ended June 30, 2019, which corresponds to a similar increase in water service revenue included in midstream service revenues during the same periods. Midstream service expenses are costs incurred to operate and maintain our (i) oil and natural gas gathering and transportation systems and related facilities, (ii) centralized oil storage tanks, (iii) natural gas lift, rig fuel and centralized compression infrastructure and (iv) water storage, recycling and transportation facilities.
Costs of purchased oil. Costs of purchased oil decreased by $110.4 million, or 79%, and by $138.4 million, or 69%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 mainly due to decreases in the volumes of purchased oil. These are costs incurred for obtaining oil from third parties and, in some cases, transporting such oil utilized in our marketing activities. During the three months ended June 30, 2018, our volume of purchased oil increased by 132%, as compared to the same period in 2017. This second-quarter 2018 increase in the volume of purchased oil declined to levels typical of previous periods in the third quarter of 2018.
General and administrative ("G&A"). Total G&A decreased by $15.8 million, or 59%, and by $19.0 million, or 37%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 mainly due to decreases in stock-based compensation, net. Stock-based compensation, net, decreased by $11.1 million, or 104%, and by $13.0 million, or 65%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 mainly due to our April 2019 organizational restructuring. All stock-based compensation awards held by officers and employees who were affected by the organizational restructuring were forfeited and the corresponding stock-based compensation, net was reversed. See Note 6.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding our stock-based compensation.
Restructuring expenses. Organizational restructuring expenses relate to our workforce reduction, which was an effort to reduce costs and better position ourselves for the future, in response to recent market conditions and the retirement of two of our Senior Officers. In connection with the organizational restructuring, we incurred $10.4 million of one-time charges during the three months ended June 30, 2019 comprising of compensation, taxes, professional fees, outplacement and insurance-related expenses. As of June 30, 2019, no additional restructuring expenses are expected to be incurred. See Note 17 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the organizational restructuring.
Depletion, depreciation and amortization ("DD&A"). The following table presents the components of our DD&A expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Depletion of evaluated oil and natural gas properties	$61,938	$46,985	$121,308	$88,802
Depreciation of midstream service assets	2,543	2,460	5,044	4,865
Depreciation and amortization of other fixed assets	1,222	1,317	2,449	2,648
Total DD&A	$65,703	$50,762	$128,801	$96,315
DD&A increased by $14.9 million, or 29%, and by $32.5 million, or 34%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. These increases are mainly due to (i) the previous reduction in our December 31, 2018 reserve volume, (ii) an increase in the depletion base and (iii) an increase in production volumes sold. Depletion expense per BOE increased 8% and 13% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. For further discussion of our depletion expense per BOE see "—Pricing and reserves."
Non-operating income (expense). The following table presents the components of non-operating income (expense):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Gain (loss) on derivatives, net	$88,394	$(45,976)	$40,029	$(36,966)
Interest expense	(15,765)	(14,424)	(31,312)	(27,942)
Litigation settlement	42,500	—	42,500	—
Loss on disposal of assets, net	(670)	(1,358)	(1,609)	(3,975)
Other income, net	2,846	443	3,713	896
Non-operating income (expense), net	$117,305	$(61,315)	$53,321	$(67,987)

Gain (loss) on derivatives, net. The following table presents the changes in the components of gain (loss) on derivatives, net:

(in thousands)	Three months ended June 30, 2019 compared to 2018	Six months ended June 30, 2019 compared to 2018
Change in mark-to-market gain (loss) on derivatives	$116,480	$56,767
Change in settlements received (paid) for matured derivatives, net	23,299	25,637
Change in settlements paid for early terminations of derivatives, net	(5,409)	(5,409)
Total change in gain (loss) on derivatives, net	$134,370	$76,995
The change in mark-to-market gain (loss) on derivatives is the result of new, matured and early-terminated contracts and the changing relationship between our outstanding contract prices and the future market prices in the forward curves, which we use to calculate the fair value of our derivatives. In general, if outstanding contracts are held constant, we experience gains during periods of decreasing market prices and losses during periods of increasing market prices. Settlements received or paid for matured derivatives are based on the settlement prices of our matured derivatives compared to the prices specified in the derivative contracts. During the three months ended June 30, 2019, we recognized significant mark-to-market gains in the net fair value of our derivatives outstanding due to decreases in the applicable futures curves that we have hedged, bolstered by our hedge restructuring that increased our weighted-average oil floor prices for 2019 and 2020.
During the three months ended June 30, 2019, we completed a hedge restructuring by early terminating puts and collars and entering into new swaps. We paid a net termination amount of $5.4 million that included the full settlement of the deferred premiums associated with these early-terminated puts and collars. The present value of these deferred premiums, classified under Level 3 of the fair value hierarchy, upon their early termination was $7.2 million.
See Notes 7 and 8.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.
Interest expense. Interest expense increased by $1.3 million, or 9%, and by $3.4 million, or 12%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 mainly due to increases in the amount outstanding on our Senior Secured Credit Facility.
Litigation settlement. During the three months ended June 30, 2019, we finalized and received a favorable settlement of $42.5 million in connection with our damage claims asserted in a previously disclosed litigation matter relating to a breach and wrongful termination of a crude oil purchase agreement. We do not anticipate the receipt of further payments in connection with this matter as this settlement constituted a full and final satisfaction of our claims.
Loss on disposal of assets, net. Loss on disposal of assets, net decreased by $0.7 million and $2.4 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. From time to time, we dispose of inventory, midstream service assets and other fixed assets. The associated gain or loss recorded during the period fluctuates depending upon the volume of the assets disposed, their associated net book value and, in the case of a disposal by sale, the sale price.
Income tax. Income tax expense for the three and six months ended June 30, 2019 was $1.8 million and $1.7 million, respectively. We are subject to federal and state income taxes and the Texas franchise tax. As of June 30, 2019, we determined it was more likely than not that our deferred tax assets were not realizable through future net income. We maintain a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized and as of June 30, 2019, we have recorded a total valuation allowance of $202.1 million against our federal and Oklahoma deferred tax assets. As such, the effective tax rates for our operations were 1% for each of the three and six months ended June 30, 2019. For further discussion of our valuation allowance, see Note 14 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Liquidity and capital resources
Historically, our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings, proceeds from senior unsecured note offerings, borrowings under our Senior Secured Credit Facility and proceeds from asset dispositions. We believe cash flows from operations and availability under our Senior Secured Credit Facility provide sufficient liquidity to manage our cash needs and contractual obligations and to fund our expected capital expenditures. Our primary operational uses of capital have been for the acquisition, exploration and development of oil and natural gas properties and infrastructure development.
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
Due to the inherent volatility in oil, NGL and natural gas prices and differences in the prices of oil, NGL and natural gas between where we produce and where we sell such commodities, we engage in derivative transactions, such as puts, swaps, collars and basis swaps to hedge price risk associated with a portion of our anticipated production. By removing a portion of the price volatility associated with future production, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. See "Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk" below.
See Note 7 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of our hedge restructuring during the three months ended June 30, 2019 and corresponding summary of open derivative positions as of June 30, 2019 for derivatives that were entered into through June 30, 2019.
We continually seek to maintain a financial profile that provides operational flexibility. As of June 30, 2019, we had cash and cash equivalents of $55.8 million and available capacity under the Senior Secured Credit Facility, after the reduction for outstanding letters of credit, of $850.3 million, resulting in total liquidity of $906.1 million. As of July 31, 2019, we had cash and cash equivalents of $40.0 million and available capacity under the Senior Secured Credit Facility, after the reduction for outstanding letters of credit, of $870.3 million, resulting in total liquidity of $910.3 million. We believe that our operating cash flow, the receipt of the litigation settlement proceeds and the aforementioned liquidity sources provide us with the financial resources to manage our business needs, to implement our planned capital expenditure budget and, at our discretion, to fund our share repurchase program, pay down debt or increase our planned capital expenditure budget. 2019 has been a transitional year as we have attempted to tailor our operational cadence and corporate cost structure, including G&A expense, to target a balance between capital expenditures and cash flow from operations. We have also attempted to align personnel costs with activity levels with a recent reduction in force. We have restructured our oil hedges, securing additional cash flow to increase activity and substantially accelerating the time frame in which we expect to generate free cash flow while growing oil production.
Cash flows
The following table presents our cash flows:

	Six months ended June 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$261,269	$262,601
Net cash used in investing activities	(292,974)	(354,072)
Net cash provided by financing activities	42,354	15,916
Net increase (decrease) in cash and cash equivalents	$10,649	$(75,555)
Cash flows from operating activities
Net cash provided by operating activities decreased by $1.3 million, or 1%, for the six months ended June 30, 2019, compared to the same period in 2018. Notable cash changes include (i) a decrease in oil, NGL and natural gas sales revenues, (ii) a decrease of $17.8 million from net working capital changes, (iii) receipt of $42.5 million for the litigation settlement and (iv) an increase of $23.5 million in settlements received for matured and early terminations of derivatives, net of premiums paid. The decrease in oil, NGL and natural gas sales revenues is due to the decrease in average sales prices without derivatives for oil, NGL and natural gas, partially offset by increased sales volumes of all production streams. See "—Results of operations" for additional discussion of changes in our oil, NGL and natural gas sales revenues.
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

Cash flows from investing activities
Net cash used in investing activities decreased by $61.1 million, or 17%, for the six months ended June 30, 2019, compared to the same period in 2018, mainly due to a decrease in capital expenditures on and acquisitions of oil and natural gas properties, partially offset by a decrease in proceeds from disposition of capital assets, net of selling costs.
The following table presents the components of our cash flows from investing activities:

	Six months ended June 30,
(in thousands)	2019	2018
Acquisitions of oil and natural gas properties	$(2,880)	$(16,340)
Capital expenditures:
Oil and natural gas properties	(284,616)	(341,534)
Midstream service assets	(5,449)	(5,205)
Other fixed assets	(965)	(4,965)
Proceeds from disposition of equity method investee, net of selling costs	—	1,655
Proceeds from disposition of capital assets, net of selling costs	936	12,317
Net cash used in investing activities	$(292,974)	$(354,072)
Capital expenditure budget
Our goal is to achieve cash flow neutrality and, therefore, our capital spending in 2019 will ultimately be influenced by commodity price changes, as well as any changes in service costs and drilling and completions efficiencies. Due to the increased cash flow secured from the successful execution of our WTI NYMEX hedge restructuring and litigation settlement proceeds received, both of which occurred during the three months ended June 30, 2019, we adjusted our expected capital expenditures, excluding non-budgeted acquisitions, during the second quarter of 2019 to $465.0 million for calendar year 2019, which is an increase of $100.0 million from the previously announced level. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.
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
Cash flows from financing activities
Net cash provided by financing activities increased by $26.4 million for the six months ended June 30, 2019, compared to the same period in 2018, and is mainly attributable to first-quarter 2018 share repurchases under our share repurchase program that commenced in February 2018, partially offset by increased payments and decreased borrowings on our Senior Secured Credit Facility. During the year ended December 31, 2018, we repurchased 11,048,742 shares of common stock at a weighted-average price of $8.78 per common share for a total of $97.1 million under this program. All shares were retired upon repurchase. There were no share repurchases under this program during the six months ended June 30, 2019. As of June 30, 2019, we had authorization remaining to repurchase until its expiration in February 2020, $102.9 million of common stock.
For further discussion of our financing activities included elsewhere in this Quarterly Report, see: (i) Note 5 for our debt instruments and (ii) Note 6.a and "Part II. Item 2. Purchases of Equity Securities" below for our $200.0 million share repurchase program authorized by our board of directors and commenced in February 2018.

The following table presents the components of our cash flows from financing activities:

	Six months ended June 30,
(in thousands)	2019	2018
Borrowings on Senior Secured Credit Facility	$80,000	$110,000
Payments on Senior Secured Credit Facility	(35,000)	—
Share repurchases	—	(87,218)
Stock exchanged for tax withholding	(2,646)	(4,397)
Payments for debt issuance costs	—	(2,469)
Net cash provided by financing activities	$42,354	$15,916
Debt
As of June 30, 2019, we were a party only to our Senior Secured Credit Facility and the indentures governing our senior unsecured notes.
Senior Secured Credit Facility. The Senior Secured Credit Facility matures on April 19, 2023, provided that if either the January 2022 Notes or March 2023 Notes have not been refinanced on or prior to the date (as applicable, the "Early Maturity Date") that is 90 days before their respective stated maturity dates, the Senior Secured Credit Facility will mature on such Early Maturity Date. As of June 30, 2019, the Senior Secured Credit Facility had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $1.1 billion each, with $235.0 million outstanding and was subject to an interest rate of 3.69%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which we were in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of June 30, 2019 and December 31, 2018, we had one letter of credit outstanding of $14.7 million under the Senior Secured Credit Facility. For additional information see Note 7.d in the 2018 Annual Report.
Senior unsecured notes. The following table presents principal amounts and applicable interest rates for our outstanding senior unsecured notes as of June 30, 2019:

(in millions, except for interest rates)	Principal	Interest rate
January 2022 Notes	$450.0	5.625%
March 2023 Notes	350.0	6.250%
Total senior unsecured notes	$800.0
See Notes 5.a and 5.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the March 2023 Notes and January 2022 Notes, respectively.

Obligations and commitments
The following table presents significant contractual obligations and commitments as of June 30, 2019 and December 31, 2018 and their associated changes:

($ in thousands, except % change)	June 30, 2019	December 31, 2018	change	% change
Senior Unsecured Notes(1)	$963,438	$987,031	$(23,593)	(2)%
Firm sale and transportation commitments(2)	341,477	365,940	(24,463)	(7)%
Senior Secured Credit Facility(3)	235,000	190,000	45,000	24%
Asset retirement obligations(4)	57,948	56,882	1,066	2%
Lease commitments(5)	26,052	34,374	(8,322)	(24)%
Derivative deferred premiums(6)	3,290	16,797	(13,507)	(80)%
Sand purchase and supply agreement(7)	—	3,858	(3,858)	(100)%
Total	$1,627,205	$1,654,882	$(27,677)	(2)%
____________________________________________________________________________

(1)
Values presented include both our principal and interest obligations. The decrease in such balance as of June 30, 2019 is due to our semi-annual interest payments made in January and March of 2019. See Notes 5.a and 5.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our March 2023 Notes and January 2022 Notes, respectively.

(2)
We have committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, we are subject to firm transportation payments on excess pipeline capacity and other contractual penalties. The decrease in such commitments as of June 30, 2019 is mainly due to our fulfillment of contractual commitments. See Note 10.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our firm sale and transportation commitments.

(3)
This table does not include future loan advances, repayments, commitment fees or other fees on our Senior Secured Credit Facility as we cannot determine with accuracy the timing of such items. Additionally, this table does not include interest expense as it is a floating rate instrument and we cannot determine with accuracy the future interest rates to be charged. The increase in such balance as of June 30, 2019 is due to our borrowings, which are partially offset by our payments. As of June 30, 2019, the principal on our Senior Secured Credit Facility is due on April 19, 2023.

(4)
Amounts represent our asset retirement obligation liabilities. See Note 12 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our asset retirement obligations.

(5)
Amounts represent our minimum lease payments. See Notes 2 and 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of our adoption of ASC 842 on January 1, 2019. For simplicity, we have combined our drilling contracts into the "Lease Commitments" line item for 2019 presentation purposes. The decrease in lease commitments as of June 30, 2019 is mainly due to the settlements paid for our fulfillment of lease commitments. We have committed to drilling rig contracts with third parties to facilitate our drilling plans. Included in the value in the table is the gross amount we are committed to pay for our drilling contracts, however, we will record our proportionate share based on our working interest in our consolidated financial statements as incurred. See Note 10.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our drilling contracts.

(6)
Amounts represent payments required for derivative deferred premiums on our commodity hedging contracts. The decrease in premiums as of June 30, 2019 is mainly due to settlements paid for early terminations of derivatives and premiums paid for derivatives. See Note 8.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our deferred premiums.

(7)	At June 30, 2019, we had met our commitment to purchase sand under this purchase and supply agreement.
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
The following table presents a reconciliation of net income (GAAP) to Adjusted EBITDA (non-GAAP):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$173,382	$33,452	$163,891	$119,972
Plus:
Deferred income tax expense	1,751	—	1,655	—
Depletion, depreciation and amortization	65,703	50,762	128,801	96,315
Non-cash stock-based compensation, net	(423)	10,676	6,983	20,015
Restructuring expenses	10,406	—	10,406	—
Accretion expense	1,020	1,121	2,072	2,227
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(88,394)	45,976	(40,029)	36,966
Settlements received (paid) for matured derivatives, net	23,480	181	23,582	(2,055)
Settlements paid for early terminations of derivatives, net	(5,409)	—	(5,409)	—
Premiums paid for derivatives	(2,233)	(5,451)	(6,249)	(9,475)
Interest expense	15,765	14,424	31,312	27,942
Litigation settlement	(42,500)	—	(42,500)	—
Loss on disposal of assets, net	670	1,358	1,609	3,975
Adjusted EBITDA	$153,218	$152,499	$276,124	$295,882
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

There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2019. See our critical accounting policies in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2018 Annual Report. Furthermore, see Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of the impact of the adoption of ASC 842.
Recently issued or adopted accounting pronouncements
For discussion of recently issued or adopted accounting pronouncements, see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion related to the adoption of ASC 842.
Off-balance sheet arrangements
Currently, we do not have any off-balance sheet arrangements other than our firm sale and transportation commitments, which are described in "—Obligations and commitments." In addition, we have certain operating leases with a term less than or equal to 12 months that we have made an accounting policy election to not record on the unaudited consolidated balance sheets. See Notes 3 and 10 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information on our leases and commitments and contingencies, respectively.

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
Commodity price exposure
Due to the inherent volatility in oil, NGL and natural gas prices and differences in the prices of oil, NGL and natural gas between where we produce and where we sell such commodities, we engage in derivative transactions, such as puts, swaps, collars and basis swaps to hedge price risk associated with a portion of our anticipated production. By removing a portion of the price volatility associated with future production, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations.
During a significant portion of 2018, Midland market crude oil prices experienced an increased discount to WTI Cushing and WTI Houston prices. These discounts have narrowed in 2019, however, they remain volatile. During a significant portion of 2018 and in 2019, the West Texas WAHA market natural gas prices experienced an increased discount to Henry Hub NYMEX prices and continues to remain volatile. The discounts are primarily due to limited pipeline capacity constraining transportation of crude oil and natural gas out of the Permian Basin to major market hubs including, but not limited to, Cushing, Oklahoma and the United States Gulf Coast. These pipeline constraints may continue to affect Midland market crude oil prices and West Texas WAHA market natural gas prices until further transportation capacity becomes operational or until basin-wide crude oil and natural gas production decreases from its current levels. We expect the basin differential to narrow, as new pipeline capacity is expected to become operational during the second half of 2019 and the first half of 2020. We are a contracted firm shipper on the Gray Oak Pipeline, which is expected to become operational during the fourth quarter of 2019. We will continue to pursue avenues to attempt to protect our oil and natural gas value from basin differentials by securing crude oil transportation capacity, which enables us to sell oil in multiple markets, and entering into basis-swap derivatives, which provides pricing protection.
The fair values of our open derivative contracts are largely determined by forward price curves of the relevant indices. As of June 30, 2019, a 10% change in the forward curves associated with our derivatives would have changed our unaudited consolidated balance sheet's net derivative position to the following amounts:

(in thousands)	10% Increase	10% Decrease
Net (liability) asset derivative position	$(18,140)	$161,923
As of June 30, 2019 and December 31, 2018, the net derivative positions were assets of $71.5 million and $43.5 million, respectively. See Notes 7 and 8.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional disclosures regarding our derivatives.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our January 2022 Notes and March 2023 Notes bear interest at fixed rates. The maturity years, outstanding balances and interest rates on our long-term debt as of June 30, 2019 were as follows:

	Maturity year
(in millions except for interest rates)	2022	2023(1)
Senior Secured Credit Facility	$—	$235.0
Floating interest rate	—%	3.688%
January 2022 Notes	$450.0	$—
Fixed interest rate	5.625%	—%
March 2023 Notes	$—	$350.0
Fixed interest rate	—%	6.250%
_____________________________________________________________________________

(1)
The Senior Secured Credit Facility matures on April 19, 2023, provided that if either the January 2022 Notes or March 2023 Notes have not been refinanced on or prior to the applicable Early Maturity Date, the Senior Secured Credit Facility will mature on such Early Maturity Date.

Counterparty and customer credit risk
See Note 13 in the 2018 Annual Report for additional disclosures regarding credit risk. See Note 2.e in the 2018 Annual Report for additional disclosures regarding our accounts receivable. See Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding revenue recognition. See Notes 7 and 8.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional disclosures regarding our derivatives.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Laredo's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were effective as of June 30, 2019. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Laredo's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Purchases of Equity Securities
The following table summarizes purchases of common stock by Laredo:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans(2)	Maximum value that may yet be purchased under the program as of the respective period-end date (2)
April 1, 2019 - April 30, 2019	3,823	$3.16	—	$102,945,283
May 1, 2019 - May 31, 2019	—	$—	—	$102,945,283
June 1, 2019 - June 30, 2019	8,561	$2.64	—	$102,945,283
Total	12,384		—
______________________________________________________________________________

(1)	Represents shares that were withheld by us to satisfy tax withholding obligations that arose upon the lapse of restrictions on restricted stock awards.

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

3.2	Certificate of Ownership and Merger, dated as of December 30, 2013 (incorporated by reference to Exhibit 3.1 of Laredo's Current Report on Form 8-K (File No. 001-35380) filed on January 6, 2014).
3.3	Second Amended and Restated Bylaws of Laredo Petroleum, Inc. (incorporated by reference to Exhibit 3.3 of Laredo's Annual Report on Form 10-K (File No. 001-35380) filed on February 17, 2016).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Laredo's Registration Statement on Form 8-A12B/A (File No. 001-35380) filed on January 7, 2014).
10.1#	Form of Officer Severance and Release Agreement, as of April 2019 (incorporated by reference to Exhibit 10.1 of Laredo's Quarterly Report on Form 10-Q (File No. 001-35380) filed on May 2, 2019).
10.2
Consulting Agreement, dated April 3, 2019, between Laredo Petroleum, Inc. and Schooley Ventures, LLC (incorporated by reference to Exhibit 10.2 of Laredo's Quarterly Report on Form 10-Q (File No. 001-35380) filed on May 2, 2019).

10.3#
Offer Letter, dated April 17, 2019, between Laredo Petroleum, Inc. and Mr. Jason Pigott (incorporated by reference to Exhibit 10.3 of Laredo's Quarterly Report on Form 10-Q (File No. 001-35380) filed on May 2, 2019).

10.4#	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Laredo's Quarterly report on Form 10-Q (File No. 001-35380) filed on May 2, 2019).
10.5#
Amended and Restated Form of Indemnification Agreement between Laredo Petroleum, Inc. and each of the officers and directors thereof (incorporated by reference to Exhibit 10.5 of Laredo's Quarterly Report on Form 10-Q (File No. 001-35380) filed on May 2, 2019).

10.6
Schedule 1, amended and restated as of April 30, 2019, to the Third Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 19, 2018, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto (incorporated by reference to Exhibit 10.6 of Laredo's Quarterly Report on Form 10-Q (File No. 001-35380) filed on May 2, 2019).

10.7#
Laredo Petroleum, Inc. Omnibus Equity Incentive Plan, as amended and restated as of May 16, 2019 (incorporated by reference to Exhibit 10.1 of Laredo's Current Report on Form 8-K (file No. 001-35380) filed on May 16, 2019).

10.8*#	Form of Outperformance Share Unit Award Agreement.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
XML	Extracted XBRL Instance Document.
______________________________________________________________________________

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAREDO PETROLEUM, INC.

Date: August 1, 2019	By:	/s/ Randy A. Foutch
Randy A. Foutch
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 1, 2019	By:	/s/ Michael T. Beyer
Michael T. Beyer
Senior Vice President and Chief Financial Officer
(principal financial officer & principal accounting officer)