Form 10-Q/A
period 2020-03-31
Laredo Petroleum, Inc.
filed 2020-08-05
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment #1)
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

Explanatory Note
Laredo Petroleum, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment" or "Form 10-Q/A") to amend and restate its previously issued Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, originally filed with the Securities and Exchange Commission (the "SEC") on May 7, 2020 (the "Original Filing") to correct certain errors described below. Unless the context otherwise requires, references in this Amendment to "Laredo," the "Company," "we," "our," "us," or similar terms refer to Laredo Petroleum, Inc. and its subsidiaries at the applicable time, including former subsidiaries and predecessor companies, as applicable.
In the course of preparing our unaudited consolidated financial statements for the quarter ended June 30, 2020 and the related full cost ceiling calculation, we identified an error in the future production costs component of the estimated present value ("PV-10") of our reserves that is used to determine the need for any impairment of our oil and natural gas properties on our balance sheet. Specifically, we inadvertently omitted transportation costs from the future costs required to develop certain of our reserves. This happened following a decision by management subsequent to the fiscal year ended December 31, 2019 that transportation costs should be reclassified for PV-10 purposes from a future cash inflows deduction to a future production costs addition. This error was isolated to our first-quarter estimate of the PV-10 of our reserves as of March 31, 2020 and caused an understatement of approximately $160 million of the full cost ceiling impairment expense and balances of accumulated depletion and impairment and accumulated deficit, and a corresponding overstatement of the same amount to both net income and the balance of our oil and natural gas properties for the first quarter of 2020. Management promptly reported the matter to the Audit Committee of the Company's Board of Directors (the "Board").
After considering the guidance in SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, and Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections, we evaluated the materiality of the error on financial statement items quantitatively and qualitatively. On August 4, 2020, the Audit Committee of the Board, in conjunction with management, concluded that the Company's unaudited consolidated financial statements for the quarter ended March 31, 2020 included in the Original Filing should be restated to correct the error discussed above and could no longer be relied upon. Accordingly, we concluded to restate the unaudited consolidated financial statements as of and for the three months ended March 31, 2020 in this Amendment, in accordance with ASC 250 in order to reflect these corrections. The corrections reflect the adjustments to impairment expense and net income, as well as the resulting adjustments to accumulated depletion and impairment, oil and natural gas properties, accumulated deficit, operating loss and net income per share.
In connection with the corrections made in this Amendment, management re-evaluated its conclusions regarding our disclosure controls and procedures as of March 31, 2020 and concluded that a deficiency in the design and maintenance of our internal controls related to the estimated PV-10 of reserves, which impacted the full cost ceiling calculation, represented a material weakness in our internal control over financial reporting as of March 31, 2020. This Amendment reflects this determination as of March 31, 2020. For a description of the material weakness identified by management and the remediation efforts expected to be implemented to address that material weakness, see "Part I, Item 4. Controls and Procedures" included elsewhere in this Amendment.
For the convenience of the reader, this Amendment sets forth the Original Filing, in its entirety, as amended to reflect the corrections described above. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the corrections.
Note 1.c to our unaudited consolidated financial statements included in Part I, Item 1 of this Amendment presents the effect of the corrections on selected line items of the previously reported unaudited consolidated financial statements as of and for the three months ended March 31, 2020. Revisions to the Original Filing have been made to the following items solely as a result of and to reflect the restatement:
•Part I, Item 1. Consolidated Financial Statements (Unaudited)
▪Consolidated balance sheets
▪Consolidated statements of operations
▪Consolidated statements of stockholders’ equity
▪Consolidated statements of cash flows
▪Note 1-Organization, basis of presentation and restatement
▪Note 4-Property and equipment

▪Note 11-Net income (loss) per common share
•Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4. Controls and Procedures
•Part II, Item1A. Risk Factors
•Part II, Item 6. Exhibits
Our principal executive and principal financial officers are providing currently dated certifications, which are filed as exhibits hereto. Accordingly, this Form 10-Q/A amends Part II, Item 6 in the Original Filing to reflect the filing of the new certifications, as well as XBRL tagging exhibits, and to reflect that the other exhibits filed with the Original Filing are incorporated by reference in this Amendment to such exhibits as filed with the Original Filing.

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

•	the pipeline and storage constraints in the Permian Basin and the possibility of future production curtailment in the State of Texas;

•	revisions to our reserve estimates as a result of changes in commodity prices, decline curves and other uncertainties;

•	impacts of impairment write-downs on our financial statements;

•	the effectiveness of our internal control over financial reporting and our ability to remediate a material weakness in our internal control over financial reporting;

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

v

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
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," under "Part II, Item 1A. Risk Factors" and elsewhere in this Quarterly Report, under "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Annual Report") and those set forth from time to time in our other filings with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report or, if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	March 31, 2020	December 31, 2019
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$62,777	$40,857
Accounts receivable, net	75,588	85,223
Derivatives	270,686	51,929
Other current assets	18,245	22,470
Total current assets	427,296	200,479
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	7,610,086	7,421,799
Unevaluated properties not being depleted	130,077	142,354
Less accumulated depletion and impairment	(5,960,152)	(5,725,114)
Oil and natural gas properties, net	1,780,011	1,839,039
Midstream service assets, net	118,539	128,678
Other fixed assets, net	32,148	32,504
Property and equipment, net	1,930,698	2,000,221
Derivatives	48,397	23,387
Operating lease right-of-use assets	24,381	28,343
Other noncurrent assets, net	12,871	12,007
Total assets	$2,443,643	$2,264,437
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$65,580	$40,521
Accrued capital expenditures	52,600	36,328
Undistributed revenue and royalties	28,186	33,123
Derivatives	875	7,698
Operating lease liabilities	12,891	14,042
Other current liabilities	25,552	39,184
Total current liabilities	185,684	170,896
Long-term debt, net	1,257,382	1,170,417
Asset retirement obligations	61,679	60,691
Operating lease liabilities	13,913	17,208
Other noncurrent liabilities	5,764	3,351
Total liabilities	1,524,422	1,422,563
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized and 239,400,163 and 237,292,086 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2,394	2,373
Additional paid-in capital	2,388,035	2,385,355
Accumulated deficit	(1,471,208)	(1,545,854)
Total stockholders' equity	919,221	841,874
Total liabilities and stockholders' equity	$2,443,643	$2,264,437

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2020	2019
	(As Restated)
Revenues:
Oil sales	$119,978	$129,171
NGL sales	11,558	32,235
Natural gas sales	4,349	11,970
Midstream service revenues	2,683	2,883
Sales of purchased oil	66,424	32,688
Total revenues	204,992	208,947
Costs and expenses:
Lease operating expenses	22,040	22,609
Production and ad valorem taxes	9,244	7,219
Transportation and marketing expenses	13,544	4,759
Midstream service expenses	1,170	1,603
Costs of purchased oil	79,297	32,691
General and administrative	12,562	21,519
Depletion, depreciation and amortization	61,302	63,098
Impairment expense	186,699	—
Other operating expenses	1,106	1,052
Total costs and expenses	386,964	154,550
Operating income (loss)	(181,972)	54,397
Non-operating income (expense):
Gain (loss) on derivatives, net	297,836	(48,365)
Interest expense	(24,970)	(15,547)
Loss on extinguishment of debt	(13,320)	—
Loss on disposal of assets, net	(602)	(939)
Other income, net	91	867
Total non-operating income (expense), net	259,035	(63,984)
Income (loss) before income taxes	77,063	(9,587)
Income tax (expense) benefit:
Deferred	(2,417)	96
Total income tax (expense) benefit	(2,417)	96
Net income (loss)	$74,646	$(9,491)
Net income (loss) per common share:
Basic	$0.32	$(0.04)
Diluted	$0.32	$(0.04)
Weighted-average common shares outstanding:
Basic	232,351	230,476
Diluted	233,458	230,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2019	237,292	$2,373	$2,385,355	—	$—	$(1,545,854)	$841,874
Restricted stock awards	2,771	28	(28)	—	—	—	—
Restricted stock forfeitures	(139)	(2)	2	—	—	—	—
Stock exchanged for tax withholding	—	—	—	524	(640)	—	(640)
Retirement of treasury stock	(524)	(5)	(635)	(524)	640	—	—
Share-settled equity-based compensation	—	—	3,341	—	—	—	3,341
Net income (As Restated)	—	—	—	—	—	74,646	74,646
Balance, March 31, 2020 (As Restated)	239,400	$2,394	$2,388,035	—	$—	$(1,471,208)	$919,221

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2018	233,936	$2,339	$2,375,286	—	$—	$(1,203,395)	$1,174,230
Restricted stock awards	5,986	60	(60)	—	—	—	—
Restricted stock forfeitures	(48)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	683	(2,612)	—	(2,612)
Stock exchanged for cost of exercise of stock options	—	—	—	18	(76)	—	(76)
Retirement of treasury stock	(701)	(7)	(2,681)	(701)	2,688	—	—
Exercise of stock options	18	—	76	—	—	—	76
Share-settled equity-based compensation	—	—	9,305	—	—	—	9,305
Net loss	—	—	—	—	—	(9,491)	(9,491)
Balance, March 31, 2019	239,191	$2,392	$2,381,926	—	$—	$(1,212,886)	$1,171,432

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$74,646	$(9,491)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-settled equity-based compensation, net	2,376	7,406
Depletion, depreciation and amortization	61,302	63,098
Impairment expense	186,699	—
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(297,836)	48,365
Settlements received for matured commodity derivatives, net	47,723	102
Premiums paid for commodity derivatives	(477)	(4,016)
Amortization of debt issuance costs	1,217	846
Amortization of operating lease right-of-use assets	4,377	3,056
Loss on extinguishment of debt	13,320	—
Deferred income tax expense (benefit)	2,417	(96)
Other, net	1,327	3,874
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	9,635	(13,373)
Decrease (increase) in other current assets	4,033	(2,769)
(Increase) decrease in other noncurrent assets, net	(2,964)	57
Increase in accounts payable and accrued liabilities	25,059	7,140
(Decrease) increase in undistributed revenue and royalties	(4,937)	2,889
Decrease in other current liabilities	(15,082)	(30,637)
(Decrease) increase in other noncurrent liabilities	(3,246)	1,007
Net cash provided by operating activities	109,589	77,458
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net	(22,876)	—
Capital expenditures:
Oil and natural gas properties	(135,376)	(152,729)
Midstream service assets	(761)	(2,262)
Other fixed assets	(829)	(505)
Proceeds from dispositions of capital assets, net of selling costs	51	43
Net cash used in investing activities	(159,791)	(155,453)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	—	80,000
Payments on Senior Secured Credit Facility	(100,000)	—
Issuance of January 2025 Notes and January 2028 Notes	1,000,000	—
Extinguishment of debt	(808,855)	—
Stock exchanged for tax withholding	(640)	(2,612)
Payments for debt issuance costs	(18,383)	—
Net cash provided by financing activities	72,122	77,388
Net increase (decrease) in cash and cash equivalents	21,920	(607)
Cash and cash equivalents, beginning of period	40,857	45,151
Cash and cash equivalents, end of period	$62,777	$44,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 1—Organization, basis of presentation and restatement
a.    Organization
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
Condensed notes to the consolidated financial statements
(Unaudited)

c.    Restatement of previously issued financial statements
The Company has restated its unaudited consolidated financial statements and related footnotes for the quarter ended March 31, 2020 to correct an error in a component of the estimated PV-10 of its reserves, which impacted the full cost ceiling impairment expense for the first quarter of 2020, and had related effects on the amount of net income for the first quarter of 2020 and balances of accumulated depletion and impairment, oil and natural gas properties and accumulated deficit as of March 31, 2020. This error was identified in the course of preparing the Company's unaudited consolidated financial statements for the quarter ended June 30, 2020.
The following table presents the effects of the error correction on the unaudited consolidated balance sheet as of March 31, 2020:

(In thousands)	As Previously Reported	Correction of Error	As Restated
Accumulated depletion and impairment	$(5,799,703)	$(160,449)	$(5,960,152)
Oil and natural gas properties, net	$1,940,460	$(160,449)	$1,780,011
Property and equipment, net	$2,091,147	$(160,449)	$1,930,698
Total assets	$2,604,092	$(160,449)	$2,443,643

Accumulated deficit	$(1,310,759)	$(160,449)	$(1,471,208)
Total stockholders' equity	$1,079,670	$(160,449)	$919,221
Total liabilities and stockholders' equity	$2,604,092	$(160,449)	$2,443,643
The following table presents the effects of the error correction on the unaudited consolidated statement of operations for the three months ended March 31, 2020:

(In thousands, except per share data)	As Previously Reported	Correction of Error	As Restated
Impairment expense	$26,250	$160,449	$186,699
Total costs and expenses	$226,515	$160,449	$386,964
Operating loss	$(21,523)	$(160,449)	$(181,972)
Income before income taxes	$237,512	$(160,449)	$77,063
Net income	$235,095	$(160,449)	$74,646

Net income per common share:
Basic	$1.01	$(0.69)	$0.32
Diluted	$1.01	$(0.69)	$0.32
The following table presents the effects of the error correction on the unaudited consolidated statement of stockholders' equity for the three months ended March 31, 2020:

(In thousands)	As Previously Reported	Correction of Error	As Restated
Net income	$235,095	$(160,449)	$74,646
Accumulated deficit	$(1,310,759)	$(160,449)	$(1,471,208)
Total balance, March 31, 2020	$1,079,670	$(160,449)	$919,221
The following table presents the effects of the error correction on the unaudited consolidated statement of cash flows for the three months ended March 31, 2020:

(In thousands)	As Previously Reported	Correction of Error	As Restated
Net income	$235,095	$(160,449)	$74,646
Impairment expense	$26,250	$160,449	$186,699

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Note 2—New accounting standards
The Company considers the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") to the ASC and has determined there are no ASUs that are not yet adopted and meaningful to disclose as of March 31, 2020.
On January 1, 2020, the Company adopted ASU 2016-13 to Topic 326, Financial Instruments—Credit Losses, that requires an allowance for expected credit losses to be recorded against newly recognized financial assets measured at an amortized cost basis. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company has included these factors in its analysis and determined there was minimal impact to the unaudited consolidated financial statements for the three months ended March 31, 2020.
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
Note 4—Property and equipment
The following table presents the Company's property and equipment as of the dates presented:

(in thousands)	March 31, 2020	December 31, 2019
	(As Restated)
Evaluated oil and natural gas properties	$7,610,086	$7,421,799
Less accumulated depletion and impairment	(5,960,152)	(5,725,114)
Evaluated oil and natural gas properties, net	1,649,934	1,696,685

Unevaluated oil and natural gas properties not being depleted	130,077	142,354

Midstream service assets	180,992	180,932
Less accumulated depreciation and impairment	(62,453)	(52,254)
Midstream service assets, net	118,539	128,678

Depreciable other fixed assets	37,515	37,894
Less accumulated depreciation and amortization	(24,051)	(23,649)
Depreciable other fixed assets, net	13,464	14,245

Land	18,684	18,259

Total property and equipment, net	$1,930,698	$2,000,221

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
The following table presents full cost ceiling impairment expense, which is included in "Impairment expense" on the unaudited consolidated statements of operations for the periods presented:

	Three months ended March 31,
(in thousands)	2020	2019
	(As Restated)
Full cost ceiling impairment expense	$177,182	$—

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
Condensed notes to the consolidated financial statements
(Unaudited)

c.    Senior Secured Credit Facility
As of March 31, 2020, the Senior Secured Credit Facility, which matures on April 19, 2023, had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $950.0 million each, with $275.0 million outstanding and was subject to an interest rate of 2.43%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of March 31, 2020 and December 31, 2019, the Company had one letter of credit outstanding of $14.7 million under the Senior Secured Credit Facility. The Senior Secured Credit Facility is fully and unconditionally guaranteed by LMS and GCM. For additional information see Note 7.d in the 2019 Annual Report. See Note 18.a for discussion of the semi-annual borrowing base redetermination of the Senior Secured Credit Facility and an increase in the outstanding letter of credit subsequent to March 31, 2020.
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
Notwithstanding approval of this proposal by stockholders, the board of directors will have the sole authority to elect whether or not and when to amend the Certificate of Incorporation to effect the Reverse Stock Split and the Authorized Share Reduction. As such, the actual timing for implementation of the Reverse Stock Split and the Authorized Share Reduction would be determined by the board of directors, in its sole discretion. The actual number of authorized shares of Common Stock after giving effect to the Reverse Stock Split, if and when effected, will depend on the Reverse Stock Split ratio that is ultimately determined by the board of directors.
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
Condensed notes to the consolidated financial statements
(Unaudited)

the Company entered into in the first quarter of 2020, are settled based on the differential between the basis swaps' fixed differential as compared to the differential between the arithmetic average of each day's index prices for the first nearby month on the pricing dates in each calculation period, for only days when both indices settle, with the index prices being (i) the ICE Brent Crude Oil Futures Contract except for the last day of trading for the applicable expiring Brent Crude Oil Futures Contract whereby the second nearby month of the Brent Crude Oil Futures Contract settlement price will be used and (ii) the NYMEX West Texas Intermediate Light Sweet Crude Oil Futures Contract.
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
Condensed notes to the consolidated financial statements
(Unaudited)

The following table reflects the calculations of basic and diluted (i) weighted-average common shares outstanding and (ii) net income (loss) per common share for the periods presented:

	Three months ended March 31,
(in thousands, except for per share data)	2020	2019
	(As Restated)
Net income (loss) (numerator)	$74,646	$(9,491)
Weighted-average common shares outstanding (denominator):
Basic	232,351	230,476
Dilutive non-vested restricted stock awards(1)	1,107	—
Diluted	233,458	230,476
Net income (loss) per common share:
Basic	$0.32	$(0.04)
Diluted	$0.32	$(0.04)
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

b.    Halliburton
Beginning in 2020, a member of the Company's board of directors is on the board of directors of Halliburton Company ("Halliburton"). Halliburton provides drilling and completions services to the Company.
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
As discussed in the Explanatory Note in this Amendment and in Note 1 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report, we have restated our unaudited consolidated financial statements and related disclosures for the three months ended March 31, 2020. The following discussion and analysis of our financial condition and results of operations incorporates the corrected amounts. No attempt has been made to update other disclosures, except as required to reflect the effects of the corrections.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties, primarily in the Permian Basin of West Texas. Since our inception, we have grown primarily through our drilling program coupled with select strategic acquisitions and joint ventures.
Our financial and operating performance included the following for the periods presented:

	Three months ended March 31,		2020 compared to 2019
(in thousands)	2020	2019	Change (#)	Change (%)
Oil sales volumes (MBbl)	2,655	2,534	121	5%
Oil equivalents sales volumes (MBOE)	7,874	6,775	1,099	16%
Oil, NGL and natural gas sales(1)	$135,885	$173,376	$(37,491)	(22)%
Net income (loss) (As Restated)	$74,646	$(9,491)	$84,137	886%
Free Cash Flow (a non-GAAP financial measure)(2)	$(57,523)	$(50,965)	$(6,558)	(13)%
Adjusted EBITDA (a non-GAAP financial measure)(2)	$116,848	$122,906	$(6,058)	(5)%
_____________________________________________________________________________

(1)	Our oil, NGL and natural gas sales decreased as a result of a 33% decrease in average sales price per BOE and were partially offset by a 16% increase in MBOE volumes sold.

(2)	See page 46 for discussions regarding and calculations of these non-GAAP financial measures.
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
Our reserves as of March 31, 2020 and December 31, 2019 are reported in three streams: oil, NGL and natural gas. The Realized Prices utilized to value our proved reserves as of March 31, 2020 and March 31, 2019, were $52.47 per Bbl for oil, $10.47 per Bbl for NGL and $0.28 per Mcf for natural gas, and $56.72 per Bbl for oil, $20.46 per Bbl for NGL and $1.09 per Mcf for natural gas, respectively. The Realized Prices used to estimate proved reserves do not include derivative transactions. The unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling as of March 31, 2020 and, as such, we recorded a first-quarter non-cash full cost ceiling impairment of $177.2 million (as restated). No such impairments were recorded during the three months ended March 31, 2019. As more specifically addressed in "Low commodity price impact on our first-quarter 2020 and potentially on our second-quarter 2020 and Remaining Year 2020 full cost ceiling impairment tests" below, if prices remain at or below the current levels, subject to numerous factors and inherent limitations, and all other factors remain constant, we could incur additional significant non-cash full cost ceiling impairments in the second quarter of 2020 and Remaining Year 2020 (defined below), which will have an adverse effect on our results of operations. See Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of our full cost method of accounting.
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
Costs and expenses
The following table presents information regarding costs and expenses and selected average costs and expenses per BOE sold:

	Three months ended March 31,		2020 compared to 2019
(in thousands except for per BOE sold data)	2020	2019	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$22,040	$22,609	$(569)	(3)%
Production and ad valorem taxes	9,244	7,219	2,025	28%
Transportation and marketing expenses	13,544	4,759	8,785	185%
Midstream service expenses	1,170	1,603	(433)	(27)%
Costs of purchased oil	79,297	32,691	46,606	143%
General and administrative (excluding LTIP)	10,465	14,392	(3,927)	(27)%
General and administrative (LTIP):
LTIP cash	133	192	(59)	(31)%
LTIP non-cash	1,964	6,935	(4,971)	(72)%
Depletion, depreciation and amortization	61,302	63,098	(1,796)	(3)%
Impairment expense (As Restated)	186,699	—	186,699	100%
Other operating expenses	1,106	1,052	54	5%
Total costs and expenses (As Restated)	$386,964	$154,550	$232,414	150%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$2.80	$3.34	$(0.54)	(16)%
Production and ad valorem taxes	1.17	1.07	0.10	9%
Transportation and marketing expenses	1.72	0.70	1.02	146%
Midstream service expenses	0.15	0.24	(0.09)	(38)%
General and administrative (excluding LTIP)	1.33	2.12	(0.79)	(37)%
Total selected operating expenses	$7.17	$7.47	$(0.30)	(4)%
General and administrative (LTIP):
LTIP cash	$0.02	$0.03	$(0.01)	(33)%
LTIP non-cash	$0.25	$1.02	$(0.77)	(75)%
Depletion, depreciation and amortization	$7.78	$9.31	$(1.53)	(16)%
_____________________________________________________________________________

(1)	Selected average costs and expenses per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.
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
Impairment expense.  Our net book value of evaluated oil and natural gas properties exceeded the full cost ceiling as of March 31, 2020, and, as a result, we recorded a full cost ceiling impairment of $177.2 million (as restated) for the three months ended March 31, 2020. There was no full cost ceiling impairment recorded for the three months ended March 31, 2019. The full cost ceiling is based principally on the estimated future net revenues from proved oil, NGL and natural gas reserves, which exclude the effect of our commodity derivative transactions, discounted at 10%. The Realized Prices are utilized to calculate the discounted future net revenues in the full cost ceiling calculation. In the event the unamortized cost of evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, as defined by the SEC, the excess is expensed in the period such excess occurs. Once incurred, a write-down of oil and natural gas properties is not reversible. With the continuing volatility in commodity prices, we may incur additional significant write-downs on our evaluated oil and natural gas properties. See Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "—Pricing and Reserves" for additional information regarding our full cost ceiling calculation.

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
The deferred income tax (expense) benefit for the periods presented is attributed to deferred Texas franchise tax. We are subject to federal and state income taxes and the Texas franchise tax. As of March 31, 2020, we determined it was more likely than not that our federal and Oklahoma net deferred tax assets were not realizable through future net income. As of March 31, 2020, a total valuation allowance of $255.9 million has been recorded to offset our federal and Oklahoma net deferred tax assets, resulting in a Texas net deferred tax liability of $4.9 million. The effective tax rate for our operations was de minimis for the three months ended March 31, 2020. For further discussion of our income taxes, see Note 16 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
The following table presents a reconciliation of net income (loss) (GAAP) to Adjusted EBITDA (non-GAAP):

	Three months ended March 31,
(in thousands)	2020	2019
Net income (loss) (As Restated)	$74,646	$(9,491)
Plus:
Share-settled equity-based compensation, net	2,376	7,406
Depletion, depreciation and amortization	61,302	63,098
Impairment expense (As Restated)	186,699	—
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(297,836)	48,365
Settlements received for matured commodity derivatives, net	47,723	102
Premiums paid for commodity derivatives	(477)	(4,016)
Accretion expense	1,106	1,052
Loss on disposal of assets, net	602	939
Interest expense	24,970	15,547
Loss on extinguishment of debt	13,320	—
Income tax expense (benefit)	2,417	(96)
Adjusted EBITDA	$116,848	$122,906
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

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation,controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
At the time of our Original Filing on May 7, 2020, our principal executive officer and then principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020. Subsequent to that evaluation, our management, under the supervision and with the participation of our principal executive and principal financial officers, re-evaluated its conclusions regarding our disclosure controls and procedures as of March 31, 2020. Due to the material weakness in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) described below, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of March 31, 2020.
Notwithstanding the identified material weakness, Laredo's management, including our principal executive and principal financial officers have determined, based on the procedures we have performed, that the unaudited consolidated financial statements included in this Amendment fairly present in all material respects our financial condition and results of operations for the three months ended March 31, 2020 and 2019 in accordance with GAAP.
Material Weakness in Internal Control over Financial Reporting
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Subsequent to June 30, 2020, we identified deficiencies that represented a material weakness in our internal control over financial reporting as of March 31, 2020 with respect to the design and maintenance of controls over the determination of the estimated PV-10 of our reserves. Specifically, we did not design and maintain effective controls to sufficiently review the completeness and accuracy of the future production costs component of the estimated PV-10 of our reserves and, thus, failed to identify the omission of transportation costs from the future costs required to develop certain of our reserves. These deficiencies had the effect of causing an overstatement of approximately $160 million in the PV-10 of our reserves as of March 31, 2020, which caused an understatement in our full cost ceiling impairment expense and related adjustments for the quarter.
Remediation Plan
As part of our commitment to strengthening our internal control over financial reporting, we are implementing remedial actions under the oversight of the Audit Committee of our Board to address these deficiencies, including:

•	implementation of additional (or enhanced) procedures to verify the completeness and accuracy of data inputs into the reserves application for pricing and operating expenses;

•	implementation of additional (or enhanced) procedures to perform enhanced detailed reviews of reserves report components, including (but not necessarily limited to) pricing and operating expenses; and

•
revision and communication of the accounting controls, policies and procedures relating to identifying and assessing changes that could potentially impact the system of internal control governing the full cost ceiling test calculation.

We will continue to monitor the design and effectiveness of these and other processes, procedures, policies and controls and make any further changes management determines appropriate. We believe the control improvements described above will remediate the material weakness that management has identified. However, this material weakness will not be considered remediated until the applicable remedial controls operate effectively for a sufficient period of time.

Limitations on the Effectiveness of Controls
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation of financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling as of March 31, 2020 and as such, we recorded a non-cash full cost ceiling impairment of $177.2 million (as restated) for the three months ended March 31, 2020. We recorded a non-cash full cost ceiling impairment of $620.6 million for the year ended December 31, 2019. No such impairments were recorded during the years ended December 31, 2018 or 2017. If prices remain at or below the current levels, subject to numerous factors and inherent limitations, and all other factors remain constant, we will incur an additional non-cash full cost ceiling impairment in the second quarter of 2020 and Remaining Year 2020, which will have an adverse effect on our results of operations. See "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent developments" and Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of our full cost method of accounting.
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
We have identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness or otherwise fail to develop, implement and maintain effective internal controls in future periods, our ability to report our financial condition and results of operations accurately and on a timely basis could be adversely affected.
We have identified a material weakness in our internal controls over the completeness and accuracy of the estimated PV-10 of our reserves. Accordingly, based on our management’s assessment, we concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective.
A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We cannot assure you that we will adequately remediate the material weakness or that additional material weaknesses in our internal controls will not be identified in the future. All internal control systems, no matter how well designed, have inherent limitations. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in restatements of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information.
We are in the process of remediating the identified material weakness in our internal control over financial reporting, but we are unable at this time to estimate when the remediation will be completed. If we fail to remediate this material weakness, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of resources to comply with applicable requirements. See “Item 4. Controls and Procedures” included elsewhere in this Amendment for a discussion of the material weakness and our remediation plans.

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

Item 6.    Exhibits

		Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Laredo Petroleum Holdings, Inc.	8-K	3.1	12/22/2011
3.2	Certificate of Ownership and Merger, dated as of December 30, 2013.	8-K	3.1	1/6/2014
3.3	Second Amended and Restated Bylaws of Laredo Petroleum, Inc.	10-K	3.3	2/17/2016
4.1	Form of Common Stock Certificate.	8-A12B/A	4.1	1/7/2014
4.2	Indenture, dated as of January 23, 2014, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC and Wells Fargo Bank, N.A., as trustee.	8-K	4.1	1/24/2014
4.3	First Supplemental Indenture, dated as of December 3, 2014, among Laredo Petroleum, Inc., Garden City Minerals, LLC, Laredo Midstream Services, LLC and Wells Fargo Bank, N.A., as trustee.	10-K	4.9	2/26/2015
4.4	Second Supplemental Indenture, dated as of January 22, 2020, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	4.2	1/24/2020
4.5	Indenture, dated as of March 18, 2015, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, N.A., as trustee.	8-K	4.1	3/24/2015
4.6	First Supplemental Indenture, dated as of March 18, 2015, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, N.A., as trustee.	8-K	4.2	3/24/2015
4.7	Second Supplemental Indenture, dated as of January 22, 2020, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, N.A., as trustee.	8-K	4.3	1/24/2020
4.8	Third Supplemental Indenture, dated as of January 24, 2020, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, N.A., as trustee.	8-K	4.4	1/24/2020
4.9	Fourth Supplemental Indenture, dated as of January 24, 2020, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, N.A., as trustee.	8-K	4.6	1/24/2020
10.1	Schedule 1, amended and restated as of January 22, 2020, to the Third Amendment to the Fifth Amended and Restated Credit Agreement, dated as of April 19, 2018, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	10-K	10.5	2/13/2020
10.2#	Laredo Petroleum, Inc. Executive Severance Plan.	8-K	10.1	2/26/2020
10.3	Fourth Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 30, 2020, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.1	5/6/2020
22.1	List of Issuers and Guarantor Subsidiaries	10-Q	22.1	5/7/2020
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

LAREDO PETROLEUM, INC.

Date: August 5, 2020	By:	/s/ Jason Pigott
Jason Pigott
President and Chief Executive Officer
(principal executive officer)

Date: August 5, 2020	By:	/s/ Bryan J. Lemmerman
Bryan J. Lemmerman
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: August 5, 2020	By:	/s/ Jessica R. Wren
Jessica R. Wren
Interim Principal Accounting Officer
(principal accounting officer)