Form 10-Q
period 2020-06-30
Laredo Petroleum, Inc.
filed 2020-08-06
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of August 3, 2020: 11,996,028

LAREDO PETROLEUM, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this "Quarterly Report") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil, natural gas liquids ("NGL") and natural gas reserves, drilling program capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "could," "may," "will," "foresee," "plan," "goal," "should," "intend," "pursue," "target," "continue," "suggest" or the negative thereof or other variations thereof or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Among the factors that significantly impact our business and could impact our business in the future are:
•the threat, occurrence, potential duration or other implications of epidemic or pandemic diseases, including the recent outbreak of a novel strain of coronavirus ("COVID-19"), or any government response to such occurrence or threat;
•changes in domestic and global production, supply and demand for oil, NGL and natural gas, including the recent decrease in demand and oversupply of oil and natural gas as a result of the COVID-19 pandemic and actions by OPEC+;
•the volatility of oil, NGL and natural gas prices, including in our area of operation in the Permian Basin, and the extent and duration of price reductions and increased production by the Organization of the Petroleum Exporting Countries members and other oil exporting nations ("OPEC+");
•the pipeline and storage constraints in the Permian Basin and the possibility of future production curtailment in the State of Texas;
•revisions to our reserve estimates as a result of changes in commodity prices, decline curves and other uncertainties;
•impacts of impairment write-downs on our financial statements;
•the effectiveness of our internal control over financial reporting and our ability to remediate a material weakness in our internal control over financial reporting;
•the potential impact of suspending drilling programs and completions activities or shutting in a portion of our wells, as well as costs to later restart, and co‐development considerations such as horizontal spacing, vertical spacing and parent‐child interactions on production of oil, NGL and natural gas from our wells;
•conditions of the energy industry and changes in the regulatory environment and in United States or international legal, tax, political, administrative or economic conditions, including trade policies or regulations that restrict imports or exports from the United States or prohibit or restrict our ability to apply hydraulic fracturing to our oil and natural gas wells and to access and dispose of water used in these operations;
•the ongoing instability and uncertainty in the United States and international energy, financial and consumer markets that could adversely affect the liquidity available to us and our customers and the demand for commodities, including oil, NGL and natural gas;
•our ability to maintain listing on the New York Stock Exchange ("NYSE") and to prevent the decrease in market price and liquidity of our common stock;
•our ability to discover, estimate, develop and replace oil, NGL and natural gas reserves and inventory;
•capital requirements for our operations and projects;
•the long-term performance of wells that were completed using different technologies;

•the availability and costs of drilling and production equipment, supplies, labor and oil and natural gas processing and other services;
•the availability and costs of sufficient pipeline and transportation facilities and gathering and processing capacity;
•our ability to maintain the borrowing capacity under our Fifth Amended and Restated Senior Secured Credit Facility (as amended, the "Senior Secured Credit Facility") or access other means of obtaining capital and liquidity, especially during periods of sustained low commodity prices;
•our ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to our financial results and to successfully integrate acquired businesses, assets and properties;
•our ability to generate sufficient cash to service our indebtedness, fund our capital requirements and generate future profits;
•the impact of repurchases, if any, of securities from time to time;
•restrictions contained in our debt agreements, including our Senior Secured Credit Facility and the indentures governing our Senior Unsecured Notes (as defined below), as well as debt that could be incurred in the future;
•our ability to maintain the health and safety of, as well as recruit and retain, qualified personnel necessary to operate our business;
•the potentially insufficient refining capacity in the United States Gulf Coast to refine all of the light sweet crude oil being produced in the United States, which could result in widening price discounts to world oil prices and potential shut-in of production due to lack of sufficient markets;
•risks related to the geographic concentration of our assets;
•our ability to secure or generate sufficient electricity to produce our wells without limitations;
•our ability to hedge and regulations that affect our ability to hedge;
•legislation or regulations that prohibit or restrict our ability to drill new allocation wells;
•our ability to execute our strategies;
•competition in the oil and natural gas industry;
•drilling and operating risks, including risks related to hydraulic fracturing activities,
•and those related to inclement weather impacting our ability to produce existing wells and/or drill and complete new wells over an extended period of time; and
•our ability to comply with federal, state and local regulatory requirements.
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," under "Part II, Item 1A. Risk Factors" and elsewhere in this Quarterly Report and our first-quarter 2020 Quarterly Report, under "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Annual Report") and those set forth from time to time in our other filings with the Securities and Exchange Commission (the "SEC"). These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report or, if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$15,747	$40,857
Accounts receivable, net	69,113	85,223
Derivatives	151,704	51,929
Other current assets	19,695	22,470
Total current assets	256,259	200,479
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	7,689,108	7,421,799
Unevaluated properties not being depleted	127,116	142,354
Less accumulated depletion and impairment	(6,429,794)	(5,725,114)
Oil and natural gas properties, net	1,386,430	1,839,039
Midstream service assets, net	116,826	128,678
Other fixed assets, net	33,001	32,504
Property and equipment, net	1,536,257	2,000,221
Derivatives	40,258	23,387
Operating lease right-of-use assets	23,844	28,343
Other noncurrent assets, net	13,970	12,007
Total assets	$1,870,588	$2,264,437
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$47,433	$40,521
Accrued capital expenditures	21,304	36,328
Undistributed revenue and royalties	22,597	33,123
Derivatives	192	7,698
Operating lease liabilities	11,696	14,042
Other current liabilities	54,567	39,184
Total current liabilities	157,789	170,896
Long-term debt, net	1,258,164	1,170,417
Derivatives	602	—
Asset retirement obligations	62,352	60,691
Operating lease liabilities	14,670	17,208
Other noncurrent liabilities	991	3,351
Total liabilities	1,494,568	1,422,563
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 22,500,000 shares authorized and 11,939,307 and 11,864,604 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively (1)	119	2,373
Additional paid-in capital	2,392,564	2,385,355
Accumulated deficit	(2,016,663)	(1,545,854)
Total stockholders' equity	376,020	841,874
Total liabilities and stockholders' equity	$1,870,588	$2,264,437
______________________________________________________________________________
(1)Common stock shares were retroactively adjusted for the Company's 1-for-20 reverse stock split effective June 1, 2020. See Note 7.a.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Oil sales	$70,105	$160,030	$190,083	$289,201
NGL sales	13,228	22,197	24,786	54,432
Natural gas sales	10,810	1,636	15,159	13,606
Midstream service revenues	2,281	2,610	4,964	5,493
Sales of purchased oil	14,164	30,170	80,588	62,858
Total revenues	110,588	216,643	315,580	425,590
Costs and expenses:
Lease operating expenses	20,591	23,632	42,631	46,241
Production and ad valorem taxes	6,938	11,328	16,182	18,547
Transportation and marketing expenses	11,181	4,891	24,725	9,650
Midstream service expenses	815	607	1,985	2,210
Costs of purchased oil	16,117	30,172	95,414	62,863
General and administrative	10,659	11,056	23,221	32,575
Organizational restructuring expenses	4,200	10,406	4,200	10,406
Depletion, depreciation and amortization	66,574	65,703	127,876	128,801
Impairment expense	406,448	—	593,147	—
Other operating expenses	1,117	1,020	2,223	2,072
Total costs and expenses	544,640	158,815	931,604	313,365
Operating income (loss)	(434,052)	57,828	(616,024)	112,225
Non-operating income (expense):
Gain (loss) on derivatives, net	(90,537)	88,394	207,299	40,029
Interest expense	(27,072)	(15,765)	(52,042)	(31,312)
Litigation settlement	—	42,500	—	42,500
Loss on extinguishment of debt	—	—	(13,320)	—
Gain (loss) on disposal of assets, net	152	(670)	(450)	(1,609)
Other income (expense), net	(16)	2,846	75	3,713
Write-off of debt issuance costs	(1,103)	—	(1,103)	—
Total non-operating income (expense), net	(118,576)	117,305	140,459	53,321
Income (loss) before income taxes	(552,628)	175,133	(475,565)	165,546
Income tax benefit (expense):
Deferred	7,173	(1,751)	4,756	(1,655)
Total income tax benefit (expense)	7,173	(1,751)	4,756	(1,655)
Net income (loss)	$(545,455)	$173,382	$(470,809)	$163,891
Net income (loss) per common share (1):
Basic	$(46.75)	$14.99	$(40.44)	$14.19
Diluted	$(46.75)	$14.98	$(40.44)	$14.15
Weighted-average common shares outstanding(1):
Basic	11,667	11,570	11,642	11,547
Diluted	11,667	11,578	11,642	11,586
______________________________________________________________________________
(1)Net income (loss) per common share and weighted-average common shares outstanding were retroactively adjusted for the Company's 1-for-20 reverse stock split effective June 1, 2020 as discussed in Note 7.a.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares (1)	Amount		Shares (1)	Amount		Total
Balance, March 31, 2020	11,970	$2,394	$2,388,035	—	$—	$(1,471,208)	$919,221
Reverse stock split	—	(2,277)	2,277	—	—	—	—
Restricted stock awards(2)	13	2	(2)	—	—	—	—
Restricted stock forfeitures(2)	(37)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	7	(122)	—	(122)
Retirement of treasury stock(2)	(7)	—	(122)	(7)	122	—	—
Share-settled equity-based compensation	—	—	2,376	—	—	—	2,376
Net loss	—	—	—	—	—	(545,455)	(545,455)
Balance, June 30, 2020	11,939	$119	$2,392,564	—	$—	$(2,016,663)	$376,020

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares (1)	Amount		Shares (1)	Amount		Total
Balance, March 31, 2019	11,960	$2,392	$2,381,926	—	$—	$(1,212,886)	$1,171,432
Restricted stock awards	53	11	(11)	—	—	—	—
Restricted stock forfeitures	(138)	(28)	28	—	—	—	—
Stock exchanged for tax withholding	—	—	—	1	(34)	—	(34)
Retirement of treasury stock	(1)	—	(34)	(1)	34	—	—
Share-settled equity-based compensation	—	—	(459)	—	—	—	(459)
Net income	—	—	—	—	—	173,382	173,382
Balance, June 30, 2019	11,874	$2,375	$2,381,450	—	$—	$(1,039,504)	$1,344,321
______________________________________________________________________________
(1) Shares presented were retroactively adjusted for the Company's 1-for-20 reverse stock split effective June 1, 2020 as discussed in Note 7.a.
(2)The amounts presented for common stock and additional paid-in capital include (i) unadjusted amounts for the period April 1, 2020 to May 31, 2020 and (ii) adjusted amounts for the period June 1, 2020 to June 30, 2020. See the "Reverse stock split" line item for the retroactive adjustment for the life-to-date activity through May 31, 2020.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares (1)	Amount		Shares (1)	Amount		Total
Balance, December 31, 2019	11,865	$2,373	$2,385,355	—	$—	$(1,545,854)	$841,874
Reverse stock split	—	(2,277)	2,277	—	—	—	—
Restricted stock awards(2)	152	30	(30)	—	—	—	—
Restricted stock forfeitures(2)	(44)	(2)	2	—	—	—	—
Stock exchanged for tax withholding	—	—	—	34	(762)	—	(762)
Retirement of treasury stock(2)	(34)	(5)	(757)	(34)	762	—	—
Share-settled equity-based compensation	—	—	5,717	—	—	—	5,717
Net loss	—	—	—	—	—	(470,809)	(470,809)
Balance, June 30, 2020	11,939	$119	$2,392,564	—	$—	$(2,016,663)	$376,020

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares (1)	Amount		Shares (1)	Amount		Total
Balance, December 31, 2018	11,697	$2,339	$2,375,286	—	$—	$(1,203,395)	$1,174,230
Restricted stock awards	353	71	(71)	—	—	—	—
Restricted stock forfeitures	(141)	(28)	28	—	—	—	—
Stock exchanged for tax withholding	—	—	—	35	(2,646)	—	(2,646)
Stock exchanged for cost of exercise of stock options	—	—	—	1	(76)	—	(76)
Retirement of treasury stock	(36)	(7)	(2,715)	(36)	2,722	—	—
Exercise of stock options	1	—	76	—	—	—	76
Share-settled equity-based compensation	—	—	8,846	—	—	—	8,846
Net income	—	—	—	—	—	163,891	163,891
Balance, June 30, 2019	11,874	$2,375	$2,381,450	—	$—	$(1,039,504)	$1,344,321
______________________________________________________________________________
(1)Shares presented were retroactively adjusted for the Company's 1-for-20 reverse stock split effective June 1, 2020 as discussed in Note 7.a.
(2)The amounts presented for common stock and additional paid-in capital include (i) unadjusted amounts for the period January 1, 2020 to May 31, 2020 and (ii) adjusted amounts for the period June 1, 2020 to June 30, 2020. See the "Reverse stock split" line item for the retroactive adjustment for the life-to-date activity through May 31, 2020.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(470,809)	$163,891
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-settled equity-based compensation, net	4,070	6,983
Depletion, depreciation and amortization	127,876	128,801
Impairment expense	593,147	—
Mark-to-market on derivatives:
Gain on derivatives, net	(207,299)	(40,029)
Settlements received for matured derivatives, net	134,595	23,582
Settlements paid for early terminations of commodity derivatives, net	—	(5,409)
Premiums paid for commodity derivatives	(51,070)	(6,249)
Amortization of debt issuance costs	2,274	1,693
Amortization of operating lease right-of-use assets	7,242	6,309
Loss on extinguishment of debt	13,320	—
Deferred income tax (benefit) expense	(4,756)	1,655
Other, net	3,341	4,187
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	16,110	17,537
Decrease (increase) in other current assets	2,584	(4,200)
(Increase) decrease in other noncurrent assets, net	(3,130)	3,077
Increase (decrease) in accounts payable and accrued liabilities	6,912	(18,215)
Decrease in undistributed revenue and royalties	(10,526)	(4,110)
Increase (decrease) in other current liabilities	12,378	(18,134)
Decrease in other noncurrent liabilities	(4,697)	(100)
Net cash provided by operating activities	171,562	261,269
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net	(23,563)	(2,880)
Capital expenditures:
Oil and natural gas properties	(241,939)	(284,616)
Midstream service assets	(1,761)	(5,449)
Other fixed assets	(2,069)	(965)
Proceeds from dispositions of capital assets, net of selling costs	728	936
Net cash used in investing activities	(268,604)	(292,974)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	—	80,000
Payments on Senior Secured Credit Facility	(100,000)	(35,000)
Issuance of January 2025 Notes and January 2028 Notes	1,000,000	—
Extinguishment of debt	(808,855)	—
Stock exchanged for tax withholding	(762)	(2,646)
Payments for debt issuance costs	(18,451)	—
Net cash provided by financing activities	71,932	42,354
Net increase (decrease) in cash and cash equivalents	(25,110)	10,649
Cash and cash equivalents, beginning of period	40,857	45,151
Cash and cash equivalents, end of period	$15,747	$55,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Laredo Petroleum, Inc.
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
The unaudited consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2019 is derived from audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of June 30, 2020, results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019.
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
For further information regarding the use of estimates and assumptions, see Note 2.b in the 2019 Annual Report and Notes 8.e and 8.f pertaining to the Company's 2020 performance unit awards and phantom unit awards, respectively.
Reclassifications
Certain amounts in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 2020 presentation. These reclassifications had no impact on previously reported total assets, total liabilities, net income (loss), stockholders' equity or total operating, investing or financing cash flows.
Note 2—New accounting standards
The Company considers the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board to the Accounting Standards Codification ("ASC") and has determined there are no ASUs that are not yet adopted and meaningful to disclose as of June 30, 2020.
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
Condensed notes to the consolidated financial statements
(Unaudited)
experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company has included these factors in its analysis and determined there was minimal impact to the unaudited consolidated financial statements for the three and six months ended June 30, 2020.
Note 3—Acquisitions and divestitures
a.    2020 Asset acquisitions and divestitures
On April 30, 2020, the Company closed an acquisition of 180 net acres in Howard County, Texas for a total purchase price of $0.6 million. The acquisition also provides for one or more potential contingent payments to be paid by the Company if the arithmetic average of the monthly settlement West Texas Intermediate ("WTI") NYMEX prices exceed certain thresholds for the contingency period beginning on January 1, 2021 and ending on the earlier of December 31, 2022 or the date the counterparty has received the maximum consideration of $1.2 million. The fair value of the contingent consideration was $0.2 million as of the acquisition date, which was recorded as part of the basis in the oil and natural gas properties acquired and as a contingent consideration derivative liability. See Note 10.a for the fair value of the contingent consideration as of June 30, 2020.
On February 4, 2020, the Company closed a transaction for $22.5 million acquiring 1,180 net acres and divesting 80 net acres in Howard County, Texas.
All transaction costs for the asset acquisitions were capitalized and were included in "Oil and natural gas properties" on the consolidated balance sheet.
On April 9, 2020, the Company closed a divestiture of 80 net acres and working interests in two producing wells in Glasscock County, Texas for a total sales price of $0.7 million, net of customary closing and subject to customary post-closing purchase price adjustments. The divestiture was recorded as an adjustment to oil and natural gas properties pursuant to the rules governing full cost accounting. Effective at closing, the operations and cash flows of these oil and natural gas properties were eliminated from the ongoing operations of the Company, and the Company has no continuing involvement in the properties. This divestiture does not represent a strategic shift and will not have a major effect on the Company's future operations or financial results.
b.    2019 Acquisitions
Asset acquisitions
On December 12, 2019, the Company closed an acquisition of 7,360 net acres and 750 net royalty acres in Howard County, Texas for $131.7 million, net of customary closing and subject to customary post-closing purchase price adjustments. The acquisition also provides for a potential contingent payment, where the Company is required to pay $20.0 million if the arithmetic average of the monthly settlement WTI NYMEX prices for each consecutive calendar month for the one-year period beginning January 1, 2020 through December 31, 2020 exceeds a certain threshold. The fair value of the contingent consideration was $6.2 million as of the acquisition date, which was recorded as part of the basis in the oil and natural gas properties acquired and as a contingent consideration derivative liability. See Note 10.a for the fair value of the contingent consideration as of June 30, 2020. All transaction costs were capitalized and were included in "Oil and natural gas properties" on the consolidated balance sheet. This acquisition was primarily financed through borrowings under the Senior Secured Credit Facility. Post-closing is expected to be finalized during the third quarter of 2020.
On June 20, 2019, the Company acquired 640 net acres in Reagan County, Texas for $2.9 million.
Business combination
On December 6, 2019, the Company closed a bolt-on acquisition of 4,475 contiguous net acres and working interests in 49 producing wells in western Glasscock County, Texas, which included net production of 1,400 barrels of oil equivalent ("BOE") per day at the time of acquisition, for $64.6 million, net of customary closing purchase price adjustments. This acquisition was financed through borrowings under the Senior Secured Credit Facility. Post-closing was finalized during the three months ended June 30, 2020.
This acquisition was accounted for as a business combination. Accordingly, the Company conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
values, while transaction costs associated with the acquisition were expensed. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair values of evaluated and unevaluated oil and natural gas properties. The fair values of these properties were measured using a discounted cash flow model that converts future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) forecasted oil, NGL and natural gas reserve quantities; (ii) future commodity strip prices as of the closing dates adjusted for transportation and regional price differentials; (iii) forecasted ad valorem taxes, production taxes, income taxes, operating expenses and development costs; and (iv) a peer group weighted-average cost of capital rate subject to additional project-specific risk factors. To compensate for the inherent risk of estimating the value of the unevaluated properties, the discounted future net cash flows of proved undeveloped and probable reserves are reduced by additional reserve adjustment factors. These assumptions represent Level 3 inputs under the fair value hierarchy, as described in Note 10 in the 2019 Annual Report.
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
Condensed notes to the consolidated financial statements
(Unaudited)
Note 4—Property and equipment
The following table presents the Company's property and equipment as of the dates presented:

(in thousands)	June 30, 2020	December 31, 2019
Evaluated oil and natural gas properties	$7,689,108	$7,421,799
Less accumulated depletion and impairment	(6,429,794)	(5,725,114)
Evaluated oil and natural gas properties, net	1,259,314	1,696,685

Unevaluated oil and natural gas properties not being depleted	127,116	142,354

Midstream service assets	181,239	180,932
Less accumulated depreciation and impairment	(64,413)	(52,254)
Midstream service assets, net	116,826	128,678

Depreciable other fixed assets	38,336	37,894
Less accumulated depreciation and amortization	(24,533)	(23,649)
Depreciable other fixed assets, net	13,803	14,245

Land	19,198	18,259

Total property and equipment, net	$1,536,257	$2,000,221
See Note 10.b for discussion of impairments of long-lived assets during the six months ended June 30, 2020. See Note 6 in the 2019 Annual Report for additional discussion of the Company's property and equipment.
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
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents costs incurred in the acquisition, exploration and development of oil and natural gas properties, with asset retirement obligations included in evaluated property acquisition costs and development costs, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Property acquisition costs:				—
Evaluated	$—	$—	$7,586	$—
Unevaluated	912	2,880	16,468	2,880
Exploration costs	3,374	5,116	10,084	12,621
Development costs	72,567	123,664	218,725	276,381
Total oil and natural gas properties costs incurred	$76,853	$131,660	$252,863	$291,882
The aforementioned total oil and natural gas properties costs incurred included certain employee-related costs as shown in the table below.
The following table presents capitalized employee-related costs incurred in the acquisition, exploration and development of oil and natural gas properties for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Capitalized employee-related costs	$4,092	$3,430	$8,597	$10,112
The following table presents depletion expense, which is included in "Depletion, depreciation and amortization" on the unaudited consolidated statements of operations, and depletion expense per BOE sold of evaluated oil and natural gas properties for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Depletion expense of evaluated oil and natural gas properties	$63,305	$61,938	$121,057	$121,308
Depletion expense per BOE sold	$7.39	$8.27	$7.36	$8.51
The full cost ceiling is based principally on the estimated future net revenues from proved oil, NGL and natural gas reserves, which exclude the effect of the Company's commodity derivative transactions, discounted at 10%. The SEC guidelines require companies to use the unweighted arithmetic average first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period before differentials ("Benchmark Prices"). The Benchmark Prices are then adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead ("Realized Prices") without giving effect to the Company's commodity derivative transactions. The Realized Prices are utilized to calculate the estimated future net revenues in the full cost ceiling calculation. Significant inputs included in the calculation of discounted cash flows used in the impairment analysis include the Company's estimate of operating and development costs, anticipated production of proved reserves and other relevant data. In the event the unamortized cost of evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, as defined by the SEC, the excess is expensed in the period such excess occurs. Once incurred, a write-down of oil and natural gas properties is not reversible.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents the Benchmark Prices and the Realized Prices as of the dates presented:

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Benchmark Prices:
Oil ($/Bbl)	$43.60	$52.23	$52.19	$54.27	$57.90
NGL ($/Bbl)(1)	$16.87	$19.36	$21.14	$23.93	$28.21
Natural gas ($/MMBtu)	$0.87	$0.58	$0.87	$0.85	$1.14
Realized Prices:
Oil ($/Bbl)	$44.97	$52.47	$52.12	$52.86	$55.69
NGL ($/Bbl)	$7.66	$10.47	$12.21	$14.78	$18.64
Natural gas ($/Mcf)	$0.53	$0.28	$0.53	$0.52	$0.70
_____________________________________________________________________________
(1) Based on the Company's average composite NGL barrel.
The following table presents full cost ceiling impairment expense, which is included in "Impairment expense" on the unaudited consolidated statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Full cost ceiling impairment expense	$406,448	$—	$583,630	$—
Note 5—Leases
The Company has recognized operating lease right-of-use assets and operating lease liabilities on the unaudited consolidated balance sheets for leases of commercial real estate with lease terms extending into 2027 and drilling, completions, production and other equipment leases with lease terms extending through 2025. The Company's lease costs include those that are recognized in net income (loss) during the period as well as those that are capitalized as part of the cost of another asset in accordance with other GAAP.
The lease costs related to drilling, completions and production activities are reflected at the Company's net ownership, which is consistent with the principals of proportional consolidation, and lease commitments are reflected on a gross basis. As of June 30, 2020, the Company had an average working interest of 97% in Laredo-operated active productive wells in its core operating area. See Note 5 in the 2019 Annual Report for additional discussion of the Company's leases.
Note 6—Debt
a.   January 2025 Notes and January 2028 Notes
On January 24, 2020, the Company completed an offer and sale (the "Offering") of $600.0 million in aggregate principal amount of 9 1/2% senior unsecured notes due 2025 (the "January 2025 Notes") and $400.0 million in aggregate principal amount of 10 1/8% senior unsecured notes due 2028 (the "January 2028 Notes"). Interest for both the January 2025 Notes and January 2028 Notes is payable semi-annually, in cash in arrears on January 15 and July 15 of each year. The first interest payment was made on July 15, 2020, and consisted of interest from closing to that date. The terms of the January 2025 Notes and January 2028 Notes include covenants, which are in addition to but different than similar covenants in the Senior Secured Credit Facility, which limit the Company's ability to incur indebtedness, make restricted payments, grant liens and dispose of assets.
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
c.    Senior Secured Credit Facility
As of June 30, 2020, the Senior Secured Credit Facility, which matures on April 19, 2023, had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $725.0 million each, with $275.0 million outstanding and was subject to an interest rate of 2.19%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of June 30, 2020 and December 31, 2019, the Company had one letter of credit outstanding of $44.1 million and $14.7 million, respectively, under the Senior Secured Credit Facility. The Senior Secured Credit Facility is fully and unconditionally guaranteed by LMS and GCM. For additional information see Note 7.d in the 2019 Annual Report. See Note 19.a for discussion of the (i) additional borrowing and payment on the Senior Secured Credit Facility and (ii) waiver received from the lenders under the Senior Secured Credit Facility of certain representations and warranties relating to the Company's March 31, 2020 quarterly results subsequent to June 30, 2020.
The Company's measurements of Adjusted EBITDA (non-GAAP) for financial reporting as compared to compliance under its debt agreements differ.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
d.    Long-term debt, net
The following table presents the Company's long-term debt and debt issuance costs, net included in "Long-term debt, net" on the unaudited consolidated balance sheets as of the dates presented:

	June 30, 2020			December 31, 2019
(in thousands)	Long-term debt	Debt issuance costs, net	Long-term debt, net	Long-term debt	Debt issuance costs, net	Long-term debt, net
January 2022 Notes(1)	$—	$—	$—	$450,000	$(2,034)	$447,966
March 2023 Notes(1)	—	—	—	350,000	(2,549)	347,451
January 2025 Notes(2)	600,000	(9,979)	590,021	—	—	—
January 2028 Notes(2)	400,000	(6,857)	393,143	—	—	—
Senior Secured Credit Facility(3)	275,000	—	275,000	375,000	—	375,000
Long-term debt, net	$1,275,000	$(16,836)	$1,258,164	$1,175,000	$(4,583)	$1,170,417
______________________________________________________________________________
(1)During the six months ended June 30, 2020, the Company wrote off debt issuance costs in connection with the extinguishment of the January 2022 Notes and the March 2023 Notes, which are included in "Loss on extinguishment of debt" on the unaudited consolidated statement of operations.
(2)Debt issuance costs for the January 2025 Notes and the January 2028 Notes are amortized on a straight-line basis over the respective terms of the notes.
(3)Debt issuance costs, net related to the Senior Secured Credit Facility of $2.8 million and $4.5 million as of June 30, 2020 and December 31, 2019, respectively, are reported in "Other noncurrent assets, net" on the unaudited consolidated balance sheets, and are amortized on a straight-line basis. In connection with the April 2020 reduction in borrowing base, the Company wrote off $1.1 million of debt issuance costs, which are included in "Write-off of debt issuance costs" on the unaudited consolidated statement of operations, and capitalized $0.1 million of debt issuance costs during the three months ended June 30, 2020.
Note 7—Stockholders' equity
a.    Reverse stock split and Authorized Share Reduction
On March 17, 2020, the board of directors authorized an amendment to the Company's amended and restated certificate of incorporation ("Certificate of Incorporation") to effect, at the discretion of the board of directors (i) a reverse stock split that would reduce the number of shares of outstanding common stock in accordance with a ratio to be determined by the board of directors within a range of 1-for-5 and 1-for-20 currently outstanding and (ii) a reduction of the number of authorized shares of common stock by a corresponding proportion ("Authorized Share Reduction").
On May 14, 2020, after receiving stockholder approval of the amendment to the Company's Certificate of Incorporation to effect, at the discretion of the board of directors, the reverse stock split and the Authorized Share Reduction, the board of directors approved the implementation of the reverse stock split at a ratio of 1-for-20 currently outstanding shares of common stock, and the related corresponding Authorized Share Reduction.
On June 1, 2020, the amendment to the Company's Certificate of Incorporation became effective and effected the 1-for-20 reverse stock split of the Company's issued and outstanding common stock and the related Authorized Share Reduction from 450,000,000 to 22,500,000 authorized shares, par value $0.01 per share, with authorized shares of preferred stock remaining unchanged at 50,000,000, par value $0.01 per share, for a total of 72,500,000 shares of capital stock. See Note 8 for discussion of the amendment to the Equity Incentive Plan to proportionately reduce the number of awards that may be granted.

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
Note 8—Equity Incentive Plan
The Laredo Petroleum, Inc. Omnibus Equity Incentive Plan, as amended and restated as of May 16, 2019 (the "Equity Incentive Plan"), provides for the granting of incentive awards in the form of restricted stock awards, stock option awards, performance share awards, outperformance share awards, performance unit awards, phantom unit awards and other awards. On June 1, 2020, in connection with the effectiveness of the reverse stock split and Authorized Share Reduction, the board of directors approved and adopted an amendment to the Equity Incentive Plan to proportionately adjust the limitations on awards that may be granted under the Equity Incentive Plan. Following the amendment, an aggregate of 1,492,500 shares may be issued under the Equity Incentive Plan. See Note 7.a for additional discussion of the reverse stock split and Authorized Share Reduction.
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
The following table reflects the restricted stock award activity for the six months ended June 30, 2020:

(in thousands, except for weighted-average grant-date fair value)	Restricted stock awards(1)	Weighted-average grant-date fair value (per share)(1)
Outstanding as of December 31, 2019	275	$85.89
Granted	152	$18.14
Forfeited	(44)	$51.06
Vested(2)	(123)	$85.25
Outstanding as of June 30, 2020	260	$52.48
_____________________________________________________________________________
(1)Shares and per share data have been retroactively adjusted to reflect the Company's 1-for-20 reverse stock split effective June 1, 2020, as described in Note 7.a.
(2)The aggregate intrinsic value of vested restricted stock awards for the six months ended June 30, 2020 was $2.9 million.
The Company utilizes the closing stock price on the grant date to determine the fair value of restricted stock awards. As of June 30, 2020, unrecognized equity-based compensation related to the restricted stock awards expected to vest was $10.5 million. Such cost is expected to be recognized over a weighted-average period of 1.72 years.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
b.    Stock option awards
As of June 30, 2020, the 16,499 outstanding stock option awards have a weighted-average exercise price of $248.04 per award and a weighted-average remaining contractual term of 3.17 years. The stock option awards were adjusted for the Company's 1-for-20 reverse stock split as discussed in Note 7.a. There were de minimis cancellations and forfeitures of stock option awards during the six months ended June 30, 2020, and there were no grants or exercises. The vested and exercisable stock option awards as of June 30, 2020 had no intrinsic value.
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
The following table reflects the performance share award activity for the six months ended June 30, 2020:

(in thousands, except for weighted-average grant-date fair value)	Performance share awards(1)	Weighted-average grant-date fair value (per share)1)
Outstanding as of December 31, 2019	115	$107.05
Forfeited	(10)	$111.75
Lapsed(2)	(8)	$379.20
Outstanding as of June 30, 2020	97	$84.12
______________________________________________________________________________
(1)Shares and per share data have been retroactively adjusted to reflect the Company's 1-for-20 reverse stock split effective June 1, 2020, as described in Note 7.a.
(2)The performance share awards granted on February 17, 2017 had a performance period of January 1, 2017 to December 31, 2019 and, as their market criteria were not satisfied, resulted in a TSR modifier of 0% based on the Company finishing in the 15th percentile of its peer group for relative TSR. As such, the granted units lapsed and were not converted into the Company's common stock during the three months ended March 31, 2020.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents the fair values per performance share and the expense per performance share, which is the fair value per performance share adjusted for the estimated payout of the performance criteria, for the outstanding performance share awards as of June 30, 2020 for the grant dates presented:

	June 3, 2019	February 28, 2019(1)	February 16, 2018
Market Criteria:
(1/4) RTSR Factor + (1/4) ATSR Factor:
Grant-date fair value per performance share(2)	$49.00	$79.61	$201.65
Expense per performance share as of June 30, 2020(2)	$49.00	$79.61	$201.65
Performance Criteria:
(1/2) ROACE Factor:
Grant-date fair value per performance share(2)	$51.80	$69.80	$167.20
Estimated payout for expense as of June 30, 2020	175%	175%	68%
Expense per performance share as of June 30, 2020(2)(3)	$90.65	$122.15	$113.70
Combined:
Grant-date fair value per performance share(2)(4)	$50.40	$74.71	$184.43
Expense per performance share as of June 30, 2020(2)(5)	$69.83	$100.88	$157.68
______________________________________________________________________________
(1)The fair values of the performance shares granted on February 28, 2019 are based on the May 16, 2019 modification date. See Note 8.b in the 2019 Annual Report for additional information on the award conversion.
(2)Per share data has been retroactively adjusted to reflect the Company's 1-for-20 reverse stock split effective June 1, 2020, as described in Note 7.a.
(3)As the (1/2) ROACE Factor is based on performance criteria, the expense fluctuates based on the estimated payout and is redetermined each reporting period and the life-to-date recognized expense for the respective awards is adjusted accordingly.
(4)The combined grant-date fair value per performance share is the combination of the fair value per performance share weighted for the market and performance criteria for the respective awards.
(5)The combined expense per performance share is the combination of the expense per performance share for market and performance criteria for the respective awards.
As of June 30, 2020, unrecognized equity-based compensation related to the performance share awards expected to vest was $4.6 million. Such cost is expected to be recognized over a weighted-average period of 1.56 years.
d.    Outperformance share award
An outperformance share award was granted during the year ended December 31, 2019, in conjunction with the appointment of the Company's President, and is accounted for as an equity award. The award was adjusted for the Company's 1-for-20 reverse stock split as discussed in Note 7.a. If earned, the payout ranges from 0 to 50,000 shares in the Company's common stock per the vesting schedule. This award is subject to a combination of market and service vesting criteria, therefore, a Monte Carlo simulation prepared by an independent third party was utilized to determine the grant-date fair value with the associated expense recognized over the requisite service period. The payout of this award is based on the highest 50 consecutive trading day average closing stock price of the Company that occurs during the performance period that commenced on June 3, 2019 and ends on June 3, 2022 ("Final Date"). Of the earned outperformance shares, one-third of the award will vest on the Final Date, one-third will vest on the first anniversary of the Final Date and one-third will vest on the second anniversary of the Final Date, provided that the participant has been continuously employed with the Company through the applicable vesting date.
As of June 30, 2020, unrecognized equity-based compensation related to the outperformance share award expected to vest was $0.5 million. Such cost is expected to be recognized over a weighted-average period of 4.00 years.

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
The following table reflects the performance unit award activity for the six months ended June 30, 2020:

(in thousands)	Performance units(1)
Outstanding as of December 31, 2019(2)	—
Granted(3)	123
Forfeited	(24)
Outstanding as of June 30, 2020	99
______________________________________________________________________________
(1)Units have been retroactively adjusted to reflect the Company's 1-for-20 reverse stock split effective June 1, 2020, as described in Note 7.a.
(2)The performance unit awards granted on February 28, 2019 were originally determined to be liability awards due to the board of directors election to settle the awards in cash. These awards were converted to performance share awards during the three months ended June 30, 2019. See Note 8.b in the 2019 Annual Report for additional information on the award conversion.
(3)The amounts potentially payable in cash at the end of the requisite service period for the performance unit awards granted on March 5, 2020 will be determined based on three criteria: (i) RTSR Performance Percentage, (ii) ATSR Appreciation and (iii) ROACE Percentage. The RTSR Performance Percentage, ATSR Appreciation and ROACE Percentage will be used to identify the "RTSR Factor," the "ATSR Factor" and the "ROACE Factor," respectively, which are used to compute the "Performance Multiple" and ultimately to determine the final value of each performance unit to be paid in cash on the payment date per the award agreement, subject to withholding requirements. In computing the Performance Multiple, the RTSR Factor is given a 1/3 weight, the ATSR Factor a 1/3 weight and the ROACE Factor a 1/3 weight. These awards have a performance period of January 1, 2020 to December 31, 2022.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents (i) the fair values per performance unit and the assumptions used to estimate these fair values per performance unit and (ii) the expense per performance unit, which is the fair value per performance unit adjusted for the estimated payout of the performance criteria, for the outstanding performance unit awards as of June 30, 2020 for the grant date presented:

March 5, 2020
Market criteria:
(1/3) RTSR Factor + (1/3) ATSR Factor:
Fair value assumptions:
Remaining performance period	2.52 years
Risk-free interest rate(1)	0.19%
Dividend yield	—%
Expected volatility(2)	113.53%
Closing stock price on June 30, 2020	$13.86
Fair value per performance unit as of June 30, 2020	$20.00
Expense per performance unit as of June 30, 2020	$20.00
Performance criteria:
(1/3) ROACE Factor:
Fair value assumptions:
Closing stock price on June 30, 2020	$13.86
Fair value per performance unit as of June 30, 2020	$13.86
Estimated payout for expense as of June 30, 2020	100.00%
Expense per performance unit as of June 30, 2020(3)	$13.86
Combined:
Fair value per performance unit as of June 30, 2020(4)	$17.96
Expense per performance unit as of June 30, 2020(5)	$17.96
______________________________________________________________________________
(1)The remaining performance period matched zero-coupon risk-free interest rate was derived from the United States ("U.S.") Treasury constant maturities yield curve on June 30, 2020.
(2)The Company utilized its own remaining performance period matched historical volatility in order to develop the expected volatility.
(3)As the (1/3) ROACE Factor is based on performance criteria, the expense fluctuates based on the estimated payout and is redetermined each reporting period and the life-to-date recognized expense for the award is adjusted accordingly.
(4)The combined fair value per performance unit is the combination of the fair value per performance unit weighted for the market and performance criteria for the award.
(5)The combined expense per performance unit is the combination of the expense per performance unit for market and performance criteria for the award.
As of June 30, 2020, unrecognized equity-based compensation related to the performance unit awards expected to vest was $1.6 million. Such cost is expected to be recognized over a weighted-average period of 2.75 years.
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
The following table reflects the phantom unit award activity for the six months ended June 30, 2020:

(in thousands, except for weighted-average fair value)	Phantom units(1)	Fair value as of June 30, 2020 (per unit)1)
Outstanding as of December 31, 2019	—	$—
Granted	75	$13.86
Outstanding as of June 30, 2020	75	$13.86
______________________________________________________________________________
(1)Units and per unit data have been retroactively adjusted to reflect the Company's 1-for-20 reverse stock split effective June 1, 2020, as described in Note 7.a.
The Company utilizes the closing stock price on the last day of each reporting period to determine the fair value of phantom unit awards and the life-to-date recognized expense is adjusted accordingly. As of June 30, 2020, unrecognized equity-based compensation related to the phantom unit awards expected to vest was $0.9 million. Such cost is expected to be recognized over a weighted-average period of 2.75 years.
g.    Equity-based compensation
The following table reflects equity-based compensation expense for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Equity awards:
Restricted stock awards	$2,044	$2,559	$4,542	$7,882
Performance share awards	282	(3,191)	1,038	(27)
Outperformance share award	43	13	87	13
Stock option awards	7	160	50	978
Total share-settled equity-based compensation, gross	2,376	(459)	5,717	8,846
Less amounts capitalized	(682)	36	(1,647)	(1,863)
Total share-settled equity-based compensation, net	1,694	(423)	4,070	6,983
Liability awards:
Phantom unit awards	86	—	111	—
Performance unit awards(1)	166	(238)	190	—
Total cash-settled equity-based compensation, gross	252	(238)	301	—
Less amounts capitalized	(33)	46	(43)	—
Total cash-settled equity-based compensation, net	219	(192)	258	—
Total equity-based compensation, net	$1,913	$(615)	$4,328	$6,983
______________________________________________________________________________
(1)The performance unit award compensation for the three months ended March 31, 2019 was reversed during the second quarter of 2019 due to the awards' conversion from liability to equity and new fair values were assigned under performance share awards. See Note 8 in the 2019 Annual Report for discussion of this conversion and related modification accounting.
See Note 18 for discussion of the Company's organizational restructurings and the related equity-based compensation reversals during the three months ended June 30, 2020 and 2019.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 9—Derivatives
The Company has three types of derivative instruments as of June 30, 2020: (i) commodity derivatives ("Commodity"), (ii) debt interest rate derivative ("Interest rate") and (iii) contingent consideration derivatives ("Contingent consideration"). See Note 10.a for the fair value measurement on a recurring basis of derivatives and Note 2.f in the 2019 Annual Report for the Company's significant accounting policies for derivatives. The Company's derivatives were not designated as hedges for accounting purposes, and the Company does not enter into such instruments for speculative trading purposes. Accordingly, the changes in fair value are recognized in "Gain (loss) on derivatives, net" under "Non-operating income (expense)" on the unaudited consolidated statements of operations.
The following table summarizes components of the Company's gain (loss) on derivatives, net by type of derivative instrument for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Commodity	$(90,864)	$88,394	$200,497	$40,029
Interest rate	(338)	—	(338)	—
Contingent consideration	665	—	7,140	—
Gain (loss) on derivatives, net	$(90,537)	$88,394	$207,299	$40,029
a.    Commodity
Due to the inherent volatility in oil, NGL and natural gas prices and differences in the prices of oil, NGL and natural gas between where the Company produces and where the Company sells such commodities, the Company engages in commodity derivative transactions, such as puts, swaps, collars and basis swaps to hedge price risk associated with a portion of the Company's anticipated sales volumes. By removing a portion of the price volatility associated with future sales volumes, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. See Note 9 in the 2019 Annual Report for information on the transaction types and settlement indexes. The Brent ICE to WTI NYMEX basis swaps, which the Company entered into in the first quarter of 2020, are settled based on the differential between the basis swaps' fixed differential as compared to the differential between the arithmetic average of each day's index prices for the first nearby month on the pricing dates in each calculation period, for only days when both indices settle, with the index prices being (i) the ICE Brent Crude Oil Futures Contract except for the last day of trading for the applicable expiring Brent Crude Oil Futures Contract whereby the second nearby month of the Brent Crude Oil Futures Contract settlement price will be used and (ii) the NYMEX West Texas Intermediate Light Sweet Crude Oil Futures Contract. See Note 19.b for a discussion of derivatives entered into subsequent to June 30, 2020.
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
During the six months ended June 30, 2020, the Company completed a hedge restructuring by early terminating collars and entering into new swaps.
The following table details the commodity derivatives that were terminated:

	Aggregate volumes (Bbl)	Floor price ($/Bbl)	Ceiling price ($/Bbl)	Contract period
WTI NYMEX - Collars	912,500	$45.00	$71.00	January 2021 - December 2021

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes open commodity derivative positions as of June 30, 2020, for commodity derivatives that were entered into through June 30, 2020, for the settlement periods presented:

	Remaining year 2020	Year 2021	Year 2022
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	3,606,400	—	—
Weighted-average price ($/Bbl)	$59.50	$—	$—
Brent ICE:
Puts(1):
Volume (Bbl)	—	2,463,750	—
Weighted-average floor price ($/Bbl)	$—	$55.00	$—
Swaps:
Volume (Bbl)	1,196,000	2,555,000	—
Weighted-average price ($/Bbl)	$63.07	$53.19	$—
Collars:
Volume (Bbl)	—	584,000	—
Weighted-average floor price ($/Bbl)	$—	$45.00	$—
Weighted-average ceiling price ($/Bbl)	$—	$59.50	$—
Total Brent ICE:
Total volume with floor (Bbl)	1,196,000	5,602,750	—
Weighted-average floor price ($/Bbl)	$63.07	$53.13	$—
Total volume with ceiling (Bbl)	1,196,000	3,139,000	—
Weighted-average ceiling price ($/Bbl)	$63.07	$54.37	$—
Total oil volume with floor (Bbl)	4,802,400	5,602,750	—
Total oil volume with ceiling (Bbl)	4,802,400	3,139,000	—
Basis Swaps:
Brent ICE to WTI NYMEX - Basis Swaps
Volume (Bbl)	1,803,200	—	—
Weighted-average differential ($/Bbl)	$5.09	$—	$—
NGL - Mont Belvieu OPIS:
Purity Ethane - Swaps:
Volume (Bbl)	184,000	912,500	—
Weighted-average price ($/Bbl)	$13.60	$12.01	$—
Non-TET Propane - Swaps:
Volume (Bbl)	625,600	730,000	—
Weighted-average price ($/Bbl)	$26.58	$25.52	$—
Non-TET Normal Butane - Swaps:
Volume (Bbl)	220,800	255,500	—
Weighted-average price ($/Bbl)	$28.69	$27.72	$—
Non-TET Isobutane - Swaps:
Volume (Bbl)	55,200	67,525	—
Weighted-average price ($/Bbl)	$29.99	$28.79	$—
Non-TET Natural Gasoline - Swaps:
Volume (Bbl)	202,400	237,250	—
Weighted-average price ($/Bbl)	$45.15	$44.31	$—
Total NGL volume (Bbl)	1,288,000	2,202,775	—
TABLE CONTINUES ON NEXT PAGE

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

Natural gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	11,960,000	42,522,500	—
Weighted-average price ($/MMBtu)	$2.72	$2.59	$—
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	21,160,000	41,610,000	7,300,000
Weighted-average differential ($/MMBtu)	$(0.82)	$(0.55)	$(0.53)
_____________________________________________________________________________
(1) Associated with these open positions were $50.6 million of premiums, which were paid at the respective contracts' inception during the three months ended June 30, 2020.
b.    Interest rate
Due to the inherent volatility in interest rates, the Company has entered into an interest rate derivative swap to hedge interest rate risk associated with a portion of the Company's anticipated outstanding debt under the Senior Secured Credit Facility. The Company will pay a fixed rate over the contract term for that portion. By removing a portion of the interest rate volatility associated with anticipated outstanding debt, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations.
The following table details the interest rate derivative that was entered into during the three months ended June 30, 2020:

	Notional amount (in thousands)	Fixed rate	Contract period
LIBOR - Swap	$100,000	0.345%	April 16, 2020 - April 18, 2022
c.    Contingent consideration
The Company's asset acquisition of oil and natural gas properties that closed on April 30, 2020 provides for potential contingent payments to be paid by the Company if the arithmetic average of the monthly settlement WTI NYMEX prices exceed certain thresholds for the contingency period beginning on January 1, 2021 and ending on the earlier of December 31, 2022 or the date the counterparty has received the maximum consideration of $1.2 million.
See Notes 3.a and 3.b for further discussion of the Company's asset acquisitions associated with potential contingent consideration payments. At each quarterly reporting period, the Company remeasures each contingent consideration with the changes in fair values recognized in earnings. See Note 10.a for the fair value of the contingent considerations as of June 30, 2020.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 10—Fair value measurements
See the beginning of Note 10 in the 2019 Annual Report for information about the fair value hierarchy levels.
a.    Fair value measurement on a recurring basis
See Notes 9 and 19.b for further discussion of the Company's derivatives, and see Note 2.f in the 2019 Annual Report for the Company's significant accounting policies for derivatives.
Balance sheet presentation
The following tables present the Company's derivatives' three-level fair value hierarchy by (i) assets and liabilities, (ii) current and noncurrent, (iii) commodity, interest rate and contingent consideration derivatives and (iv) oil, NGL, natural gas, LIBOR and/or deferred premiums, and provide a total, on a gross basis and a net basis reflected in "Derivatives" on the unaudited consolidated balance sheets as of the dates presented:

	June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
Assets:
Current:
Commodity - Oil	$—	$136,828	$—	$136,828	$(2,560)	$134,268
Commodity - NGL	—	17,023	—	17,023	—	17,023
Commodity - Natural gas	—	10,491	—	10,491	(10,078)	413
Commodity - Oil deferred premiums	—	—	—	—	—	—
Noncurrent:
Commodity - Oil	$—	$33,684	$—	$33,684	$(2,983)	$30,701
Commodity - NGL	—	7,381	—	7,381	—	7,381
Commodity - Natural gas	—	3,604	—	3,604	(1,428)	2,176
Liabilities:
Current:
Commodity - Oil	$—	$(2,560)	$—	$(2,560)	$2,560	$—
Commodity - NGL	—	—	—	—	—	—
Commodity - Natural gas	—	(10,078)	—	(10,078)	10,078	—
Commodity - Oil deferred premiums	—	—	—	—	—	—
Interest rate - LIBOR	—	(177)	—	(177)	—	(177)
Contingent consideration	—	(15)	—	(15)	—	(15)
Noncurrent:
Commodity - Oil	$—	$(2,983)	$—	$(2,983)	$2,983	$—
Commodity - NGL	—	—	—	—	—	—
Commodity - Natural gas	—	(1,428)	—	(1,428)	1,428	—
Interest rate - LIBOR	—	(182)	—	(182)	—	(182)
Contingent consideration	—	(420)	—	(420)	—	(420)
Net derivative asset (liability) positions	$—	$191,168	$—	$191,168	$—	$191,168

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity - Oil	$—	$11,723	$—	$11,723	$(5,301)	$6,422
Commodity - NGL	—	13,787	—	13,787	(1,297)	12,490
Commodity - Natural gas	—	33,494	—	33,494	—	33,494
Commodity - Oil deferred premiums	—	—	—	—	(477)	(477)
Noncurrent:
Commodity - Oil	$—	$1,577	$—	$1,577	$—	$1,577
Commodity - NGL	—	9,547	—	9,547	—	9,547
Commodity - Natural gas	—	12,263	—	12,263	—	12,263
Liabilities:
Current:
Commodity - Oil	$—	$(5,649)	$—	$(5,649)	$5,301	$(348)
Commodity - NGL	—	(1,297)	—	(1,297)	1,297	—
Commodity - Natural gas	—	—	—	—	—	—
Commodity - Oil deferred premiums	—	—	(477)	(477)	477	—
Interest rate - LIBOR	—	—	—	—	—	—
Contingent consideration	—	(7,350)	—	(7,350)	—	(7,350)
Noncurrent:
Commodity - Oil	$—	$—	$—	$—	$—	$—
Commodity - NGL	—	—	—	—	—	—
Commodity - Natural gas	—	—	—	—	—	—
Interest rate - LIBOR	—	—	—	—	—	—
Contingent consideration	—	—	—	—	—	—
Net derivative asset (liability) positions	$—	$68,095	$(477)	$67,618	$—	$67,618
Commodity
See Note 10.a in the 2019 Annual Report for discussion of (i) the significant Level 2 inputs associated with the calculation of discounted cash flows used in the fair value mark-to-market analysis of commodity derivatives and (ii) the Level 3 deferred premiums associated with the Company's commodity derivative contracts. These deferred premiums have settled as of June 30, 2020.
The Company reviewed the third-party specialist's valuations of commodity derivatives, including the related inputs, and analyzed changes in fair values between reporting dates.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes the changes in net assets and liabilities classified as Level 3 measurements for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Balance of Level 3 at beginning of period	$—	$(12,644)	$(477)	$(16,565)
Change in net present value of commodity derivative deferred premiums(1)	—	(24)	—	(119)
Settlements of commodity derivative deferred premiums(2)	—	9,398	477	13,414
Balance of Level 3 at end of period	$—	$(3,270)	$—	$(3,270)
____________________________________________________________________________
(1)This amount is included in "Interest expense" on the unaudited consolidated statements of operations for the three and six months ended June 30, 2019.
(2)The amounts for the three and six months ended June 30, 2019 include $7.2 million that represents the present value of deferred premiums settled upon their early termination.
Interest rate
Significant Level 2 inputs associated with the calculation of discounted cash flows used in the fair value mark-to-market analysis of the interest rate derivative include the LIBOR interest rate forward curve and a counterparty risk-adjusted discount rate generated from a compilation of data gathered by a third-party valuation specialist. The Company reviewed the third-party specialist's valuation of the interest rate derivative, including the related inputs, and will analyze changes in fair values between reporting dates.
Contingent consideration
The Company's asset acquisition of oil and natural gas properties that closed on April 30, 2020 provides for potential contingent payments to be paid by the Company. The fair value of the contingent consideration was $0.2 million as of the April 30, 2020 acquisition date, which was recorded as part of the basis in the oil and natural gas properties acquired and as a contingent consideration derivative liability. At each quarterly reporting period prior to the end of the contingency period, the Company will remeasure the contingent consideration with the changes in fair value recognized in earnings.
See Note 10.a in the 2019 Annual Report for discussion of the 2019 contingent consideration and for significant Level 2 inputs for the option pricing model used in the fair value mark-to-market analysis of contingent consideration derivatives. The Company reviewed the third-party specialist's valuations, including the related inputs, and has analyzed changes in fair values between the acquisition closing and/or reporting dates.

See Notes 3.a and 3.b for further discussion of the Company's asset acquisitions associated with the potential contingent consideration payments.
b.    Fair value measurement on a nonrecurring basis
See Note 2.j in the 2019 Annual Report for the Level 2 fair value hierarchy input assumptions used in estimating the net realizable value of inventory used to account for the $1.3 million impairment expense of inventory recorded during the six months ended June 30, 2020, pertaining to line-fill and other inventories. There were no comparable impairments of inventory recorded during the six months ended June 30, 2019.
See Note 4.a in the 2019 Annual Report for the Level 3 fair value hierarchy input assumptions used in estimating the fair values of assets acquired and liabilities assumed for the acquisition of evaluated and unevaluated oil and natural gas properties accounted for as a business combination for the year ended December 31, 2019. There were no acquisitions of evaluated and unevaluated oil and natural gas properties accounted for as business combinations for the six months ended June 30, 2020 or 2019.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
See Note 10.b in the 2019 Annual Report for the Level 3 fair value hierarchy input assumptions used in the fair value measurement of long-lived assets used to account for the $8.2 million impairment expense of long-lived assets recorded during the six months ended June 30, 2020, pertaining to midstream service assets. There were no comparable impairments of long-lived assets recorded during the six months ended June 30, 2019.
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
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	June 30, 2020		December 31, 2019
(in thousands)	Long-term debt	Fair value(1)	Long-term debt	Fair value(1)
January 2022 Notes	$—	$—	$450,000	$439,875
March 2023 Notes	—	—	350,000	332,500
January 2025 Notes	600,000	414,750	—	—
January 2028 Notes	400,000	278,632	—	—
Senior Secured Credit Facility	275,000	274,947	375,000	375,275
Total	$1,275,000	$968,329	$1,175,000	$1,147,650
______________________________________________________________________________
(1)The fair values of the outstanding debt on the notes were determined using the Level 1 fair value hierarchy quoted market prices for each respective instrument as of June 30, 2020 and December 31, 2019. The fair values of the outstanding debt on the Senior Secured Credit Facility were estimated utilizing the Level 2 fair value hierarchy pricing model for similar instruments as of June 30, 2020 and December 31, 2019.
Note 11—Net income (loss) per common share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution of non-vested restricted stock awards, outstanding stock option awards, non-vested performance share awards and the non-vested outperformance share award. See Note 8 for additional discussion of these awards. For the three and six months ended June 30, 2020, all of these awards were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net income (loss) per common share. For the three and six months ended June 30, 2019, the dilutive effects of these awards were calculated utilizing the treasury stock method. See Note 9 in the second-quarter 2019 Quarterly Report for discussion of the awards excluded from the calculation of diluted net income (loss) per common share.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table reflects the calculations of basic and diluted (i) weighted-average common shares outstanding and (ii) net income (loss) per common share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except for per share data)	2020	2019	2020	2019
Net income (loss) (numerator)	$(545,455)	$173,382	$(470,809)	$163,891
Weighted-average common shares outstanding (denominator)(1):
Basic	11,667	11,570	11,642	11,547
Dilutive non-vested restricted stock awards	—	8	—	39
Diluted	11,667	11,578	11,642	11,586
Net income (loss) per common share(1):
Basic	$(46.75)	$14.99	$(40.44)	$14.19
Diluted	$(46.75)	$14.98	$(40.44)	$14.15
_____________________________________________________________________________
(1)Shares and per share data have been retroactively adjusted to reflect the Company's 1-for-20 reverse stock split effective June 1, 2020, as described in Note 7.a.
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
b.    Drilling rig contract
The Company has committed to a drilling rig contract with a third party to facilitate the Company's drilling plans. This contract is for a term of multiple months and contains an early termination clause that requires the Company to potentially pay penalties to the third party should the Company cease drilling efforts. These penalties would negatively impact the Company's financial statements upon early contract termination. There were no penalties incurred for early contract termination for either of the six months ended June 30, 2020 or 2019. As the Company's current drilling rig contract is an operating lease with an initial term greater than 12 months, the present value of the future commitment as of June 30, 2020 related to the drilling rig contract is included in current and noncurrent operating lease liabilities on the unaudited consolidated balance sheet as of June 30, 2020. Management does not currently anticipate the early termination of this contract in 2020.
c.    Firm sale and transportation commitments
The Company has committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. No contractual penalties were incurred during the six months ended June 30, 2020. The Company incurred contractual penalties of $0.5 million and $1.0 million during the three and six months ended June 30, 2019, respectively. Future firm sale and transportation commitments of $306.4 million as of June 30, 2020 are not recorded on the unaudited consolidated balance sheet.

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
e.    Environmental
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed in the period incurred. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Management believes no materially significant liabilities of this nature existed as of June 30, 2020 or December 31, 2019.
Note 13—Supplemental cash flow and non-cash information
The following table presents supplemental cash flow and non-cash information for the periods presented:

	Six months ended June 30,
(in thousands)	2020	2019
Supplemental cash flow information:
Cash paid for interest, net of $1,822 and $420 of capitalized interest, respectively	$25,595	$29,721
Net cash received for income taxes(1)	$—	$(691)
Supplemental non-cash investing information:
Fair value of contingent consideration on acquisition date(2)	$225	$—
(Decrease) increase in accrued capital expenditures	$(15,024)	$2,335
Capitalized share-settled equity-based compensation	$1,647	$1,863
Capitalized asset retirement cost	$1,082	$356
______________________________________________________________________________
(1)See Note 16 for additional discussion of the Company's income taxes.
(2)See Notes 3.a and 9.c for discussion of the Company's 2020 asset acquisition of oil and natural gas properties that includes a contingent consideration. See Note 10.a for discussion of the quarterly remeasurement of the contingent consideration.
The following table presents supplemental non-cash adjustments information related to operating leases for the periods presented:

	Six months ended June 30,
(in thousands)	2020	2019
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$2,349	$25,212
______________________________________________________________________________
(1)See Note 5 for additional discussion of the Company's leases.
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
Condensed notes to the consolidated financial statements
(Unaudited)
The following table reconciles the Company's asset retirement obligation liability associated with tangible long-lived assets for the periods presented:

	Six months ended June 30,
(in thousands)	2020	2019
Liability at beginning of period	$62,718	$56,882
Liabilities added due to acquisitions, drilling, midstream service asset construction and other	1,082	356
Accretion expense	2,223	2,072
Liabilities settled due to plugging and abandonment or removed due to sale	(778)	(1,362)
Liability at end of period	$65,245	$57,948
Note 15—Revenue recognition
Oil, NGL and natural gas sales and sales of purchased oil revenues are generally recognized at the point in time that control of the product is transferred to the customer. Midstream service revenues are generated through fees for products and services that need to be delivered by midstream infrastructure, including oil and liquids-rich natural gas gathering services as well as fuel for drilling and completions activities, natural gas lift and water delivery, recycling and takeaway and are recognized over time as the customer benefits from these services when provided. A more detailed summary of the underlying contracts that give rise to the Company's revenues and methods of recognition can be found in Note 13.b in the 2019 Annual Report.
Note 16—Income taxes
The Company is subject to federal and state income taxes and the Texas franchise tax. As of June 30, 2020, the Company had federal net operating loss carryforwards totaling $2.0 billion, and of this amount, $1.7 billion will begin to expire in 2026 and $299.3 million will not expire but may be limited in future periods, and state of Oklahoma net operating loss carryforwards totaling $34.7 million that will begin to expire in 2032. As of June 30, 2020, the Company believes it is more likely than not that a portion of the net operating loss carryforwards are not fully realizable. The Company continues to consider new evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed. Such consideration includes projected future cash flows from its oil, NGL and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of June 30, 2020, the Company's ability to capitalize intangible drilling costs, rather than expensing these costs and future projections of Oklahoma sourced income. As of June 30, 2020, a total valuation allowance of $404.5 million has been recorded to offset the Company's federal and Oklahoma net deferred tax assets, resulting in a Texas net deferred tax asset of $2.3 million, which is included in "Other noncurrent assets, net" on the unaudited consolidated balance sheets.
With the passage of the Tax Cuts and Jobs Act of 2017, the Alternative Minimum Tax ("AMT") on corporations was appealed and a provision was added allowing corporations to offset future tax liabilities by the amount of AMT paid with an AMT credit carryforward. The Coronavirus Aid, Relief, and Economic Security Act, enacted March 27, 2020 ("CARES Act"), modified the opportunity for corporations to receive the AMT carryover refunds by adding in a provision where the AMT credit carryforwards do not expire and are fully refundable with the filing of the Company's 2019 consolidated tax return. The Company paid AMT in 2017, creating an AMT credit carryforward in the amount of $4.1 million, of which $2.0 million was received in 2019. The remaining $2.1 million is included in "Accounts receivable, net" on the unaudited consolidated balance sheet as of June 30, 2020.
Note 17—Related parties
a.    Helmerich & Payne, Inc.
The former Chairman of the Company's board of directors, whose term on the Company's board of directors ended on May 14, 2020, is on the board of directors of Helmerich & Payne, Inc. ("H&P"). During each of the six months ended June 30, 2020 and 2019, the Company has one drilling rig contract with H&P that is accounted for as a long-term operating lease due to its initial term of greater than 12 months, which is capitalized and included in "Operating lease right-of-use-assets" on the unaudited consolidated balance sheets. The present value of the future commitment is included in current and noncurrent operating lease liabilities on the unaudited consolidated balance sheets. Capital expenditures for oil and natural gas properties are capitalized and are included in "Evaluated oil and natural gas properties" on the unaudited consolidated

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
balance sheets. See Note 5 for additional discussion of the Company's significant accounting policies on leases. See Note 12.b for additional discussion of the Company's drilling rig contract.
The following table presents the capital expenditures for oil and natural gas properties paid to H&P included in the unaudited consolidated statements of cash flows for the periods presented:

	Six months ended June 30,
(in thousands)	2020	2019
Capital expenditures for oil and natural gas properties(1)	$18,104	$6,293
____________________________________________________________________________
(1)Amount reflected for the six months ended June 30, 2020 is through the date of the former Chairman's expiration of term on the Company's board of directors on May 14, 2020.
b.    Halliburton
Beginning in 2020, the Chairman of the Company's board of directors is on the board of directors of Halliburton Company ("Halliburton"). Halliburton provides drilling and completions services to the Company.
The following table presents the capital expenditures for oil and natural gas properties paid to Halliburton included in the unaudited consolidated statement of cash flows for the period presented:

Six months ended
(in thousands)	June 30, 2020
Capital expenditures for oil and natural gas properties	$51,251
Note 18—Organizational restructurings
On June 17, 2020, the Company announced organizational changes, including a workforce reduction of 22 individuals which included a senior officer, that were implemented immediately, subject to certain administrative procedures. In light of the COVID-19 pandemic and lower oil prices, the Company’s board of directors continues to monitor and evaluate the Company’s business and strategy and to reduce costs and better position the Company for the future. In connection with these changes, the Company incurred $4.2 million of one-time charges during the three months ended June 30, 2020, comprised of compensation, tax, professional, outplacement and insurance-related expenses, with $1.7 million accrued in "Other current liabilities" on the unaudited consolidated balance sheet as of June 30, 2020. All equity-based compensation awards held by the affected employees were forfeited and the corresponding equity-based compensation was reversed totaling $0.8 million during the three months ended June 30, 2020. See Note 8 for additional information on the associated forfeiture activity.
On April 2, 2019, the Company announced the retirement of two of its senior officers. Additionally, on April 8, 2019, the Company committed to a company-wide reorganization effort (the "Plan") that included a workforce reduction of approximately 20%, which included an executive officer. The reduction in workforce was communicated to employees on April 8, 2019 and implemented immediately, subject to certain administrative procedures. The Company's board of directors approved the Plan in response to market conditions and to reduce costs and better position the Company for the future. In connection with the retirements on April 2, 2019 and with the Plan, the Company incurred $10.4 million of one-time charges during the three months ended June 30, 2019 comprised of compensation, taxes, professional fees, outplacement and insurance-related expenses. All equity-based compensation awards held by the two senior officers, the executive officer and the employees who were affected by the Plan were forfeited and the corresponding equity-based compensation was reversed totaling $6.1 million during the three months ended June 30, 2019. See Note 6.c in the second-quarter 2019 Quarterly Report for additional information on the associated forfeiture activity.
The incurred charges were recorded as "Organizational restructuring expenses" and the equity-based compensation expense reversals are recorded in "General and administrative" on the unaudited consolidated statement of operations.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 19—Subsequent events
a.    Senior Secured Credit Facility
On July 14, 2020, the Company borrowed an additional $45.0 million on the Senior Secured Credit Facility. On July 31, 2020, the Company made a $20 million payment on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $300.0 million as of August 4, 2020.
On August 5, 2020, the Company received a waiver from the lenders under its Senior Secured Credit Facility of certain representations and warranties relating to the Company's March 31, 2020 quarterly results. Such representations and warranties were incorrect at the time they were given due to the Company's previously disclosed accounting error. Additionally, due to the accounting error the Company was temporarily not in compliance with the financial reporting covenants. As of the filing of its restated unaudited consolidated financial statements for the quarter ended March 31, 2020, the Company regained compliance with the financial reporting covenants under the Senior Secured Credit Facility and the waiver cured the past defaults of the representations and warranties. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented.
b.    Derivatives
The Company entered into additional Brent ICE swaps for 2021 and 2022 subsequent to June 30, 2020. The following table summarizes the resulting open Brent ICE swap positions as of June 30, 2020, updated for derivatives that were entered into through August 5, 2020, for the settlement periods presented:

	Remaining year 2020	Year 2021	Year 2022
Oil:
Brent ICE swaps:
Volume (Bbl)	1,196,000	4,307,000	2,920,000
Weighted-average price ($/Bbl)	$63.07	$49.71	$46.40
See Note 9.a for a table that includes the Company's other commodity derivative positions as of June 30, 2020. There has been no other activity subsequent to June 30, 2020.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is for the three and six months ended June 30, 2020 and 2019, and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2019 Annual Report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Laredo," "we," "us," "our" or similar terms refer to Laredo, LMS and GCM collectively, unless the context otherwise indicates or requires. Unless otherwise specified, references to "average sales price" refer to average sales price excluding the effects of our derivative transactions. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties, primarily in the Permian Basin of West Texas. Since our inception, we have grown primarily through our drilling program, coupled with select strategic acquisitions and joint ventures.
Our financial and operating performance included the following for the periods presented and corresponding changes:

	Three months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change (#)	Change (%)
Oil sales volumes (MBbl)	2,843	2,771	72	3%
Oil equivalents sales volumes (MBOE)	8,565	7,485	1,080	14%
Oil, NGL and natural gas sales(1)	$94,143	$183,863	$(89,720)	(49)%
Net income (loss)(2)	$(545,455)	$173,382	$(718,837)	(415)%
Free Cash Flow (a non-GAAP financial measure)(3)	$(23,546)	$39,973	$(63,519)	(159)%
Adjusted EBITDA (a non-GAAP financial measure)(3)	$132,837	$153,218	$(20,381)	(13)%
_____________________________________________________________________________
(1)Our oil, NGL and natural gas sales decreased as a result of a 55% decrease in average sales price per BOE and were partially offset by a 14% increase in total volumes sold.
(2)Our net loss for the three months ended June 30, 2020 includes a non-cash full cost ceiling impairment of $406.4 million.
(3)See page 54 for discussions regarding and calculations of these non-GAAP financial measures.

	Six months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change (#)	Change (%)
Oil sales volumes (MBbl)	5,498	5,305	193	4%
Oil equivalents sales volumes (MBOE)	16,439	14,260	2,179	15%
Oil, NGL and natural gas sales(1)	$230,028	$357,239	$(127,211)	(36)%
Net income (loss)(2)	$(470,809)	$163,891	$(634,700)	(387)%
Free Cash Flow (a non-GAAP financial measure)(3)	$(81,069)	$(10,992)	$(70,077)	(638)%
Adjusted EBITDA (a non-GAAP financial measure)(3)	$249,685	$276,124	$(26,439)	(10)%
_____________________________________________________________________________
(1)Our oil, NGL and natural gas sales decreased as a result of a 44% decrease in average sales price per BOE and were partially offset by a 15% increase in total volumes sold.
(2)Our net loss for the six months ended June 30, 2020 includes a non-cash full cost ceiling impairment of $583.6 million.
(3)See page 54 for discussions regarding and calculations of these non-GAAP financial measures.
Recent developments
Restatement of our unaudited consolidated financial statements for the quarter ended March 31, 2020
On August 5, 2020, we filed an amendment to our quarterly report to restate our unaudited consolidated financial statements for the quarter ended March 31, 2020 (the “Restated First Quarter Financials”) to correct an error in the future production costs component of the estimated present value (“PV-10”) of our reserves. The omitted costs caused an understatement of approximately $160 million of the full cost ceiling impairment expense and balances of accumulated depletion and impairment and accumulated deficit, and a corresponding overstatement of the same amount to both net income and the balance of our oil and natural gas properties for the first quarter of 2020. This error was identified in the course of preparing our unaudited consolidated financial statements for the quarter ended June 30, 2020. This error was isolated to our first-quarter estimate of the PV-10 of our reserves and had no impact on our prior financial statements, including the 2019 Annual Report. This Quarterly Report gives effect to the restated financial information for the quarter ended March 31, 2020. In addition, we have received a waiver from the lenders under our Senior Secured Credit Facility in connection with the error.
Reverse stock split
On June 1, 2020, we effected the previously announced 1-for-20 reverse stock split of our common stock and the related reduction of the number of authorized shares of common stock, which were previously approved by our stockholders at our 2020 annual meeting of stockholders. Our common stock began trading, on a split-adjusted basis and under our existing trading symbol, at the opening of trading on June 2, 2020. See Note 7.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of the reverse stock split.
On July 1, 2020, we were notified that we were in compliance with the New York Stock Exchange's continued listing criterion of a minimum share price of $1 over a 30 trading-day period.
Organizational restructuring
On June 17, 2020, we announced organizational changes, including a workforce reduction of 22 individuals, which included a senior officer, that were implemented immediately, subject to certain administrative procedures. In light of the COVID-19 pandemic and lower oil prices, our board of directors continues to monitor and evaluate our business and strategy and to reduce costs and better position us for the future. In connection with the organizational changes, we announced the departure of our former Senior Vice President and Chief Financial Officer ("former CFO"), effective as of June 17, 2020. Our former CFO's departure was not the result of any dispute or disagreement with us or our accounting practices or financial statements. We incurred $4.2 million of one-time organizational restructuring expenses during the three months ended June 30, 2020, comprised of compensation, tax, professional, outplacement and insurance-related expenses. See Note 18 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of the organizational restructuring.

On June 17, 2020, we announced that the board of directors appointed Bryan J. Lemmerman as Senior Vice President—Chief Financial Officer and Assistant Secretary effective as of June 30, 2020.
COVID-19
In December 2019, a highly transmissible and pathogenic strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the U.S. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a "Public Health Emergency of International Concern," and on March 11, 2020, the World Health Organization characterized the outbreak as a "pandemic". Federal, state and local authorities have recommended stay-at-home orders and social distancing guidelines for U.S. residents and to avoid all unnecessary travel for any reason including non-essential jobs for an indeterminate amount of time until the spread of COVID-19 declines to acceptable lower levels. Such actions have resulted in a swift and unprecedented reduction in international and U.S. economic activity which, in turn, has adversely affected the demand for oil and natural gas and caused significant volatility and disruption of the financial markets. We are not able to predict the duration or ultimate impact that COVID-19 will have on our business, financial condition and results of operations. We are responding to these current events with thoughtful planning and are committed to maintaining safe and reliable operations. The health and safety of our employees, suppliers and customers remain a top priority. To protect the health and safety of our employees and business partners, we have instituted policies to promote social distancing, both in the office and at field locations. Additionally, the majority of our non-field based employees have successfully transitioned to working from home. We are closely monitoring local infection rates and instituting the appropriate Centers for Disease Control and Prevention guidelines to determine return-to-work policies while minimizing interruptions to our operations. We do not believe that these measures have had a material effect on our workforce productivity.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. It included provisions intended to provide relief to individuals and businesses in the form of loans and grants, and tax changes, among other provisions. At this time, we have not sought relief in the form of loans or grants from the CARES Act; however, we have benefited from the provision where the AMT credit carryforwards do not expire and are fully refundable.
Volatility in Commodity Prices
In early March 2020, concurrent with the spread of COVID-19 to the U.S. and just prior to the government actions mentioned above, members of OPEC+ proposed production cuts in an attempt to stabilize the oil market. However, OPEC+ failed to reach an agreement and some producers instead announced planned production increases, after which oil prices declined sharply. By mid-March 2020, WTI oil prices had declined to less than $25 per barrel, the lowest price since 2002. Although OPEC+ subsequently reached agreement in April 2020 on production cuts that went into effect in May 2020, oil prices continued to decline following announcement of the agreement. Further, producers in the U.S. and globally have not reduced oil production at a rate sufficient to match the sharp slowdown in economic activity caused by measures to control the spread of COVID-19, resulting in an oversupply of oil that recently caused WTI oil prices per barrel to fall to -$37 on April 20th. Since the April 20th low, WTI oil prices have rebounded to around $40, trading in a range of $40 to $42 in the month of July.
We maintain an active, multi-year commodity derivatives strategy to minimize commodity price volatility and support cash flows needed for operations. For July through December 2020, we currently have oil derivatives in place for 3.6 million barrels swapped at a weighted-average price of $59.50 WTI per barrel and 1.2 million barrels swapped at a weighted-average price of$63.07 Brent per barrel. We entered into derivatives subsequent to June 30, 2020 for both 2021 and 2022. For 2021, we currently have oil derivatives in place for 7.4 million barrels at a weighted-average floor price of $51.11 Brent per barrel. For 2022, we currently have oil derivatives in place for 2.9 million barrels at a weighted-average floor price of $46.40 Brent per barrel.
With oil prices moving to above $40 late in the second quarter of 2020, and our execution of additional oil commodity hedges for 2021 and 2022 subsequent to June 30, 2020, we expect to add completions activity in the last four months of 2020 and drilling activity beginning in January of 2021. We currently expect capital expenditures for 2020 to be approximately $340 million to $350 million. We will continue to monitor commodity prices and service costs and adjust activity levels in order to proactively manage our cash flows and preserve liquidity. We will continue to utilize this slowdown as an opportunity to improve on our strong operations performance and to continue to reduce expenses to the lowest and most efficient cost structure possible.

Senior Secured Credit Facility
On April 30, 2020, as a result of the semi-annual redetermination, we entered into the fourth amendment to our Senior Secured Credit Facility pursuant to which the borrowing base and aggregate elected commitment were reduced to $725.0 million each. Other than the decrease in borrowing base and aggregate elected commitment, among the more significant changes are: (i) margin applied to both Eurodollar and Adjusted Base Rate Loans and the fees charged in connection with letters of credit were increased by 0.500%, in each case, at all levels of Borrowing Base utilization; (ii) the aggregate amount of Asset Dispositions that may occur since the Determination Date of the Borrowing Base then in effect without triggering an automatic reduction of the Borrowing Base was reduced from 10% to 5% of the Borrowing Base then in effect; (iii) the definition of Permitted Investments was modified to eliminate a safe harbor for investments in partnerships and joint ventures and the general "other" safe harbor; and (iv) the definition of Permitted Investment and covenants limiting Distributions and Redemption of Senior Notes were modified such that Investment, Distributions and Redemptions of Senior Notes remain permitted, in each case, so long as immediately after giving effect to such Investment, Distribution or Redemption (a) the amount of Distributions, Investments and Redemptions from and after April 1, 2020 is not greater than $100 million, (b) no Default or Event of Default exists, (c) undrawn Commitments are greater than or equal to 35% of Total Commitments, (d) the pro forma ratio of Consolidated Current Assets to Consolidated Current Liabilities is not less than 1.00 to 1.00, and (e) the pro forma Consolidated Total Leverage Ratio is not greater than 2.50 to 1.00. All capitalized terms above have the meanings ascribed to them in the Fourth Amendment or the Senior Secured Credit Facility, as applicable. The financial covenant requiring a Consolidated Total Leverage Ratio of not greater than 4.25 to 1.00 at each fiscal quarter end for the preceding four fiscal quarters remains unchanged.
Pricing and reserves
Our results of operations are heavily influenced by oil, NGL and natural gas prices, which have experienced significant declines that continue in third-quarter 2020. Oil, NGL and natural gas price fluctuations are currently impacted by the COVID-19 pandemic and policies of OPEC+, which have generally increased supply, decreased demand, made more volatile economic and market conditions, caused transportation and storage constraints and led to a variety of additional issues on both a regional and global basis. Historically, commodity prices have experienced significant fluctuations; however, the volatility in the prices has substantially increased as a result of the recent world developments in 2020. The duration of such developments may affect the economic viability of, and our ability to fund our drilling projects, as well as the economic valuation and economic recovery of oil, NGL and natural gas reserves.
We have entered into a number of commodity derivative contracts that have enabled us to offset a portion of the changes in our cash flow caused by fluctuations in price and basis differentials for our sales of oil, NGL and natural gas, as discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk." See Notes 9, 10.a and 19.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our commodity derivatives, including those entered into subsequent to June 30, 2020.
Our reserves as of June 30, 2020 and December 31, 2019 are reported in three streams: oil, NGL and natural gas. As discussed in Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report, the Realized Prices utilized to value our proved reserves as of June 30, 2020 and June 30, 2019, are as follows:

	June 30, 2020	June 30, 2019
Realized Prices:
Oil ($/Bbl)	$44.97	$55.69
NGL ($/Bbl)	$7.66	$18.64
Natural gas ($/Mcf)	$0.53	$0.70
The Realized Prices used to estimate proved reserves do not include derivative transactions. The unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling as of March 31, 2020 and June 30, 2020 and, as such, we recorded first and second-quarter non-cash full cost ceiling impairments of $177.2 million and $406.4 million, respectively. No such impairments were recorded during the six months ended June 30, 2019. As more specifically addressed in "Low commodity price potential impact on our third-quarter 2020 and Remaining Year 2020 full cost ceiling impairment tests" below, if prices remain at or below the current levels, subject to numerous factors and inherent limitations, and all other factors remain constant, we could incur additional significant non-cash full cost ceiling impairments in the third quarter of 2020 and Remaining Year 2020 (defined below), which will have an adverse effect on our results of operations. See Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of our full cost method of accounting.
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
The following tables present our depletion expense for our evaluated oil and natural gas properties per BOE sold for the periods presented and corresponding changes:

	Three months ended June 30,		2020 compared to 2019
	2020	2019	Change ($)	Change (%)
Depletion expense per BOE sold	$7.39	$8.27	$(0.88)	(11)%

	Six months ended June 30,		2020 compared to 2019
	2020	2019	Change ($)	Change (%)
Depletion expense per BOE sold	$7.36	$8.51	$(1.15)	(14)%
Low commodity price potential impact on our third-quarter 2020 and Remaining Year 2020 full cost ceiling impairment tests
We use the full cost method of accounting for our oil and natural gas properties, with the full cost ceiling, as defined by the SEC, based principally on the estimated future net revenues from our proved oil, NGL and natural gas reserves, which exclude the effect of our commodity derivative transactions, discounted at 10% under required SEC guidelines for pricing methodology. We review the carrying value of our oil and natural gas properties under the full cost accounting rules of the SEC on a quarterly basis. In the event the unamortized cost, or net book value, of evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, the excess is expensed in the period such excess occurs. Once incurred, a write-down of evaluated oil and natural gas properties is not reversible.
If prices remain at or below the current levels, subject to numerous factors and inherent limitations, some of which are discussed below, and all other factors remain constant, we could incur substantial non-cash full cost ceiling impairments in third-quarter 2020 and Remaining Year 2020, which will have an adverse effect on our statement of operations.
There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in future periods. In addition to unknown future commodity prices, other uncertainties include, but are not limited to (i) changes in drilling and completions costs, (ii) changes in oilfield service costs, (iii) production results, (iv) our ability, in a low price environment, to strategically drill the most economic locations in our multi-level horizontal targets, (v) government imposed curtailment of production, (vi) the potential to shut-in a portion or all of our wells, (vii) income tax impacts, (viii) potential recognition of additional proved undeveloped reserves, (ix) any potential value added to our proved reserves when testing recoverability from drilling unbooked locations, (x) revisions to production curves based on additional data and (xi) the inherent significant volatility in the commodity prices for oil, NGL and natural gas.
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

Set forth below are calculations of potential future impairments of our evaluated oil and natural gas properties for the third-quarter 2020 and for the period of July 1 to December 31, 2020 ("Remaining Year 2020"). Such implied impairments should not be interpreted to be indicative of our development plan or of our actual future results. Each of the uncertainties noted above has been evaluated for material known trends to be potentially included in the estimation of possible third-quarter 2020 and Remaining Year 2020 effects. Based on such review, we determined that the impact of decreased commodity prices is the only significant known variable necessary in calculating the following scenario.
Our hypothetical third-quarter 2020 full cost ceiling calculation has been prepared by substituting (i) $41.29 per Bbl for oil, (ii) $7.34 per Bbl for NGL and (iii) $0.70 per Mcf for natural gas (collectively, the "Pro Forma Third-Quarter Prices") for the respective Realized Prices as of June 30, 2020. All other inputs and assumptions have been held constant. Accordingly, this estimation strictly isolates the estimated impact of low commodity prices on the third-quarter 2020 Realized Prices that will be utilized in our full cost ceiling calculation. The Pro Forma Third-Quarter Prices use a slightly modified Realized Price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for oil, NGL and natural gas for the 10 months ended July 1, 2020 and holding the July 1, 2020 prices constant for the remaining eleventh and twelfth months of the calculation. Based solely on the substitution of the Pro Forma Third-Quarter Prices into our June 30, 2020 proved reserve estimates, the implied third-quarter 2020 impairment would be $100 million.
Our hypothetical Remaining Year 2020 full cost ceiling calculation has been prepared by substituting (i) $39.79 per Bbl for oil, (ii) $6.93 per Bbl for NGL and (iii) $0.80 per Mcf for natural gas (collectively, the "Pro Forma Remaining Year Prices") for the respective Realized Prices. All other inputs and assumptions have been held constant. Accordingly, this estimation strictly isolates the estimated impact of low commodity prices on the Remaining Year 2020 Realized Prices that will be utilized in our full cost ceiling calculation. The Pro Forma Remaining Year Prices use a slightly modified Realized Price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for oil, NGL and natural gas for the seven months ended July 1, 2020 and using strip pricing as of July 20, 2020 for the remaining five months. Based solely on the substitution of the Pro Forma Remaining Year Prices into our June 30, 2020 proved reserve estimates, the implied Remaining Year 2020 impairment would be $145 million.
We believe that substituting these prices into our June 30, 2020 proved reserve estimates may help provide users with an understanding of the potential impact on our third-quarter 2020 and Remaining Year 2020 full cost ceiling tests.
See Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for prices used to value our reserves and additional discussion of our full cost impairments for the three and six months ended June 30, 2020.
Core area of operations
The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. As of June 30, 2020, we had assembled 130,993 net acres in the Permian Basin.
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

The following tables present our sources of revenue as a percentage of total revenues for the periods presented and corresponding changes:

	Three months ended June 30,		2020 compared to 2019
	2020	2019	Change (#)	Change (%)
Oil sales	63%	74%	(11)%	(15)%
NGL sales	12%	10%	2%	20%
Natural gas sales	10%	1%	9%	900%
Midstream service revenues	2%	1%	1%	100%
Sales of purchased oil	13%	14%	(1)%	(7)%
Total	100%	100%

	Six months ended June 30,		2020 compared to 2019
	2020	2019	Change (#)	Change (%)
Oil sales	60%	68%	(8)%	(12)%
NGL sales	8%	13%	(5)%	(38)%
Natural gas sales	4%	3%	1%	33%
Midstream service revenues	2%	1%	1%	100%
Sales of purchased oil	26%	15%	11%	73%
Total	100%	100%

Oil, NGL and natural gas sales volumes, revenues and prices
The following tables present information regarding our oil, NGL and natural gas sales volumes, sales revenues and average sales prices for the periods presented and corresponding changes:

	Three months ended June 30,		2020 compared to 2019
	2020	2019	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	2,843	2,771	72	3%
NGL (MBbl)	2,752	2,200	552	25%
Natural gas (MMcf)	17,817	15,092	2,725	18%
Oil equivalents (MBOE)(1)(2)	8,565	7,485	1,080	14%
Average daily oil equivalent sales volumes (BOE/D)(2)	94,117	82,259	11,858	14%
Average daily oil sales volumes (Bbl/D)(2)	31,241	30,447	794	3%
Sales revenues (in thousands):
Oil	$70,105	$160,030	$(89,925)	(56)%
NGL	13,228	22,197	(8,969)	(40)%
Natural gas	10,810	1,636	9,174	561%
Total oil, NGL and natural gas sales revenues	$94,143	$183,863	$(89,720)	(49)%
Average sales prices(2):
Oil ($/Bbl)(3)	$24.66	$57.76	$(33.10)	(57)%
NGL ($/Bbl)(3)	$4.81	$10.09	$(5.28)	(52)%
Natural gas ($/Mcf)(3)	$0.61	$0.11	$0.50	455%
Average sales price ($/BOE)(3)	$10.99	$24.56	$(13.57)	(55)%
Oil, with commodity derivatives ($/Bbl)(4)	$50.46	$56.65	$(6.19)	(11)%
NGL, with commodity derivatives ($/Bbl)(4)	$7.60	$12.82	$(5.22)	(41)%
Natural gas, with commodity derivatives ($/Mcf)(4)	$0.91	$1.17	$(0.26)	(22)%
Average sales price, with commodity derivatives ($/BOE)(4)	$21.09	$27.09	$(6.00)	(22)%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the three months ended June 30, 2020 and 2019 columns are based on actual amounts and are not calculated using the rounded numbers presented in the table above or the table below.
(3)Price reflects the average of actual sales prices received when control passes to the purchaser/customer adjusted for quality, certain transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the delivery point.
(4)Price reflects the after-effects of our commodity derivative transactions on our average sales prices. Our calculation of such after-effects includes settlements of matured commodity derivatives during the respective periods in accordance with GAAP and an adjustment to reflect premiums incurred previously or upon settlement that are attributable to commodity derivatives that settled during the respective periods.

	Six months ended June 30,		2020 compared to 2019
	2020	2019	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	5,498	5,305	193	4%
NGL (MBbl)	5,219	4,299	920	21%
Natural gas (MMcf)	34,329	27,941	6,388	23%
Oil equivalents (MBOE)(1)(2)	16,439	14,260	2,179	15%
Average daily oil equivalent sales volumes (BOE/D)(2)	90,324	78,787	11,537	15%
Average daily oil sales volumes (Bbl/D)(2)	30,209	29,308	901	3%
Sales revenues (in thousands):
Oil	$190,083	$289,201	$(99,118)	(34)%
NGL	24,786	54,432	(29,646)	(54)%
Natural gas	15,159	13,606	1,553	11%
Total oil, NGL and natural gas sales revenues	$230,028	$357,239	$(127,211)	(36)%
Average sales prices(2):
Oil ($/Bbl)(3)	$34.57	$54.52	$(19.95)	(37)%
NGL ($/Bbl)(3)	$4.75	$12.66	$(7.91)	(62)%
Natural gas ($/Mcf)(3)	$0.44	$0.49	$(0.05)	(10)%
Average sales price ($/BOE)(3)	$13.99	$25.05	$(11.06)	(44)%
Oil, with commodity derivatives ($/Bbl)(4)	$53.42	$52.36	$1.06	2%
NGL, with commodity derivatives ($/Bbl)(4)	$7.24	$14.04	$(6.80)	(48)%
Natural gas, with commodity derivatives ($/Mcf)(4)	$0.93	$1.14	$(0.21)	(18)%
Average sales price, with commodity derivatives ($/BOE)(4)	$22.10	$25.94	$(3.84)	(15)%
_____________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the six months ended June 30, 2020 and 2019 columns are based on actual amounts and are not calculated using the rounded numbers presented in the table above or the table below.
(3)Price reflects the average of actual sales prices received when control passes to the purchaser/customer adjusted for quality, certain transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the delivery point.
(4)Price reflects the after-effects of our commodity derivative transactions on our average sales prices. Our calculation of such after-effects includes settlements of matured commodity derivatives during the respective periods in accordance with GAAP and an adjustment to reflect premiums incurred previously or upon settlement that are attributable to commodity derivatives that settled during the respective periods.

The following tables present settlements received (paid) for matured commodity derivatives and premiums paid previously or upon settlement attributable to commodity derivatives that matured during the periods utilized in our calculation of the average sales prices, with commodity derivatives, for the periods presented and corresponding changes:

	Three months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change ($)	Change (%)
Settlements received for matured commodity derivatives:
Oil	$73,739	$1,481	$72,258	4,879%
NGL	7,680	5,998	1,682	28%
Natural gas	5,432	16,001	(10,569)	(66)%
Total	$86,851	$23,480	$63,371	270%
Premiums paid previously or upon settlement attributable to commodity derivatives that matured during the respective period:
Oil	$(400)	$(4,541)	$4,141	91%

	Six months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change ($)	Change (%)
Settlements received (paid) for matured commodity derivatives:
Oil	$104,886	$(614)	$105,500	17,182%
NGL	13,017	5,941	7,076	119%
Natural gas	16,671	18,255	(1,584)	(9)%
Total	$134,574	$23,582	$110,992	471%
Premiums paid previously or upon settlement attributable to commodity derivatives that matured during the respective period:
Oil	$(1,277)	$(10,841)	$9,564	88%
Changes in average sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three and six months ended June 30, 2020 and 2019:

(in thousands)	Oil	NGL	Natural gas	Total
2019 Revenues	$160,030	$22,197	$1,636	$183,863
Effect of changes in average sales prices	(94,095)	(14,545)	8,879	(99,761)
Effect of changes in sales volumes	4,170	5,576	295	10,041
2020 Revenues	$70,105	$13,228	$10,810	$94,143
Change ($)	$(89,925)	$(8,969)	$9,174	$(89,720)
Change (%)	(56)%	(40)%	561%	(49)%

(in thousands)	Oil	NGL	Natural gas	Total
2019 Revenues	$289,201	$54,432	$13,606	$357,239
Effect of changes in average sales prices	(109,655)	(41,301)	(1,558)	(152,514)
Effect of changes in sales volumes	10,537	11,655	3,111	25,303
2020 Revenues	$190,083	$24,786	$15,159	$230,028
Change ($)	$(99,118)	$(29,646)	$1,553	$(127,211)
Change (%)	(34)%	(54)%	11%	(36)%
Beginning in March 2020, we experienced significant decreases in oil, NGL and natural gas sales prices related to the OPEC+ caused price collapse and COVID-19 caused demand reduction. Oil sales prices have stabilized and recovered to some degree at the end of the second quarter of 2020, compared to the lows at the beginning of the second quarter, but are continuing to exhibit high volatility.

Oil sales revenue. Our oil sales revenue is a function of oil production volumes sold and average oil sales prices received for those volumes. The decrease in oil sales revenue for the three months ended June 30, 2020, compared to the same period in 2019 is due to a 57% decrease in average oil sales prices and was partially offset by a 3% increase in oil sales volumes. The decrease in oil sales revenue for the six months ended June 30, 2020, compared to the same period in 2019 is due to a 37% decrease in average oil sales prices and was partially offset by a 4% increase in oil sales volumes.
NGL sales revenue. Our NGL sales revenue is a function of NGL production volumes sold and average NGL sales prices received for those volumes. The decrease in NGL sales revenue for the three months ended June 30, 2020, compared to the same period in 2019 is due to a 52% decrease in average NGL sales prices and was partially offset by a 25% increase in NGL sales volumes. The decrease in NGL sales revenue for the six months ended June 30, 2020, compared to the same period in 2019 is due to a 62% decrease in average NGL sales prices and was partially offset by a 21% increase in NGL sales volumes.
Natural gas sales revenue. Our natural gas sales revenue is a function of natural gas production volumes sold and average natural gas sales prices received for those volumes. The increase in natural gas sales revenue for the three months ended June 30, 2020, compared to the same period in 2019 is due to a 455% increase in average natural gas sales prices and an 18% increase in natural gas sales volumes. The increase in natural gas sales revenue for the six months ended June 30, 2020, compared to the same period in 2019 is due to a 23% increase in natural gas sales volumes and was partially offset by a 10% decrease in average natural gas sales prices.
The following tables present midstream service and sales of purchased oil revenues for the periods presented and corresponding changes:

	Three months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change ($)	Change (%)
Midstream service revenues	$2,281	$2,610	$(329)	(13)%
Sales of purchased oil	$14,164	$30,170	$(16,006)	(53)%

	Six months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change ($)	Change (%)
Midstream service revenues	$4,964	$5,493	$(529)	(10)%
Sales of purchased oil	$80,588	$62,858	$17,730	28%
Midstream service revenues. Our midstream service revenues decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019. These revenues fluctuate and will vary due to oil throughput fees and the level of services provided to third parties.
Sales of purchased oil. Sales of purchased oil revenues are a function of the volumes and prices of purchased oil sold to customers and are offset by the volumes and costs of purchased oil. We are a firm shipper on both the Bridgetex and Gray Oak pipelines, the latter of which we began shipment on during fourth-quarter 2019, and we utilize purchased oil to fulfill portions of our commitments. We anticipate continuing this practice in the future.
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

Costs and expenses
The following tables present information regarding costs and expenses and selected average costs and expenses per BOE sold for the periods presented and corresponding changes:

	Three months ended June 30,		2020 compared to 2019
(in thousands except for per BOE sold data)	2020	2019	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$20,591	$23,632	$(3,041)	(13)%
Production and ad valorem taxes	6,938	11,328	(4,390)	(39)%
Transportation and marketing expenses	11,181	4,891	6,290	129%
Midstream service expenses	815	607	208	34%
Costs of purchased oil	16,117	30,172	(14,055)	(47)%
General and administrative (excluding LTIP)	8,712	12,157	(3,445)	(28)%
General and administrative (LTIP):
LTIP cash	463	(192)	655	341%
LTIP non-cash	1,484	(909)	2,393	263%
Organizational restructuring expenses	4,200	10,406	(6,206)	(60)%
Depletion, depreciation and amortization	66,574	65,703	871	1%
Impairment expense	406,448	—	406,448	100%
Other operating expenses	1,117	1,020	97	10%
Total costs and expenses	$544,640	$158,815	$385,825	243%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$2.40	$3.16	$(0.76)	(24)%
Production and ad valorem taxes	0.81	1.51	(0.70)	(46)%
Transportation and marketing expenses	1.31	0.65	0.66	102%
Midstream service expenses	0.10	0.08	0.02	25%
General and administrative (excluding LTIP)	1.02	1.62	(0.60)	(37)%
Total selected operating expenses	$5.64	$7.02	$(1.38)	(20)%
General and administrative (LTIP):
LTIP cash	$0.05	$(0.03)	$0.08	267%
LTIP non-cash	$0.17	$(0.12)	$0.29	242%
Depletion, depreciation and amortization	$7.77	$8.78	$(1.01)	(12)%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.

	Six months ended June 30,		2020 compared to 2019
(in thousands except for per BOE sold data)	2020	2019	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$42,631	$46,241	$(3,610)	(8)%
Production and ad valorem taxes	16,182	18,547	(2,365)	(13)%
Transportation and marketing expenses	24,725	9,650	15,075	156%
Midstream service expenses	1,985	2,210	(225)	(10)%
Costs of purchased oil	95,414	62,863	32,551	52%
General and administrative (excluding LTIP)	19,177	26,549	(7,372)	(28)%
General and administrative (LTIP):
LTIP cash	596	—	596	100%
LTIP non-cash	3,448	6,026	(2,578)	(43)%
Organizational restructuring expenses	4,200	10,406	(6,206)	(60)%
Depletion, depreciation and amortization	127,876	128,801	(925)	(1)%
Impairment expense	593,147	—	593,147	100%
Other operating expenses	2,223	2,072	151	7%
Total costs and expenses	$931,604	$313,365	$618,239	197%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$2.59	$3.24	$(0.65)	(20)%
Production and ad valorem taxes	0.98	1.30	(0.32)	(25)%
Transportation and marketing expenses	1.50	0.68	0.82	121%
Midstream service expenses	0.12	0.15	(0.03)	(20)%
General and administrative (excluding LTIP)	1.17	1.86	(0.69)	(37)%
Total selected operating expenses	$6.36	$7.23	$(0.87)	(12)%
General and administrative (LTIP):
LTIP cash	$0.04	$—	$0.04	100%
LTIP non-cash	$0.21	$0.42	$(0.21)	(50)%
Depletion, depreciation and amortization	$7.78	$9.03	$(1.25)	(14)%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.
Lease operating expenses ("LOE"). LOE, which includes workover expenses, and LOE per BOE sold both decreased for the three and six months ended June 30, 2020, compared to the same periods in 2019. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to LOE.
Production and ad valorem taxes. Production and ad valorem taxes decreased for the three and six months ended June 30, 2020, compared to the same periods in 2019. Production taxes, which are established by federal, state or local taxing authorities, are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenues. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.
Transportation and marketing expenses. Transportation and marketing expenses increased for the three and six months ended June 30, 2020, compared to the same periods in 2019. We recognize transportation and marketing expenses incurred for the delivery of produced oil to customers in the U.S. Gulf Coast market via the Bridgetex pipeline and the Gray Oak pipeline. We began shipment on the Gray Oak pipeline during the fourth quarter of 2019. We plan to ship the majority of our produced oil to the U.S. Gulf Coast. Additionally, we recognized marketing expense due to negative natural gas prices in March 2020.
Midstream service expenses. Midstream service expenses increased for the three months ended June 30, 2020 and decreased for the six months ended June 30, 2020, compared to the same periods in 2019. Midstream service expenses are costs incurred to operate and maintain our (i) integrated oil and natural gas gathering and transportation systems and related facilities, (ii) centralized oil storage tanks, (iii) natural gas lift, fuel for drilling and completions activities and centralized compression infrastructure and (iv) water storage, recycling and transportation facilities.
Costs of purchased oil. Costs of purchased oil decreased for the three months ended June 30, 2020, compared to the same period in 2019 due to a decrease in oil prices, partially offset by increased shipments on pipelines. Costs of purchased oil increased for the six months ended June 30, 2020, compared to the same period in 2019 due to increased shipments on pipelines, partially offset by a decrease in oil prices. We are a firm shipper on both the Bridgetex and Gray Oak pipelines, the latter of which we began shipment on during fourth-quarter 2019, and we utilize purchased oil to fulfill portions of our commitments. While our long-haul transportation capacity on the Bridgetex pipeline and Gray Oak pipeline is expected to exceed our net production, consistent with our historic practice, we expect to continue to purchase third-party oil at the trading hubs to satisfy the deficit in our associated long-haul transportation commitments.
General and administrative ("G&A"). G&A, excluding employee compensation expense from our long-term incentive plan ("LTIP"), decreased for the three and six months ended June 30, 2020, compared to the same periods in 2019 mainly due to decreases in employee-related costs as a result of the cumulative measures taken during second-quarter 2020 and 2019 to align our cost structure with operational activity, which included workforce reductions.
Cash LTIP expense increased for the three and six months ended June 30, 2020, compared to the same periods in 2019, as these types of cash awards were not in place in second-quarter 2019. Non-cash expense increased for the three months ended June 30, 2020 and decreased for the six months ended June 30, 2020, compared to the same periods in 2019. Our organizational restructurings resulted in equity-based compensation expense, net reversals due to forfeitures during each of the three months ended June 30, 2020 and 2019. In 2020, we took measures to decrease LTIP award compensation percentages across our remaining employee base. See Note 8 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding our equity-based compensation.
Organizational restructuring expenses. Organizational restructuring expenses are related to our workforce reductions and retirements in an effort to reduce costs and better position ourselves for the future in response to market conditions. We incurred $4.2 million and $10.4 million of one-time charges during the three and six months ended June 30, 2020 and 2019, respectively, comprised of compensation, taxes, professional fees, outplacement and insurance-related expenses. As of June 30, 2020, no additional organizational restructuring expenses are expected to be incurred. See Note 18 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the organizational restructurings.
Depletion, depreciation and amortization ("DD&A"). The following tables present the components of our DD&A for the periods presented and corresponding changes:

	Three months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change ($)	Change (%)
Depletion of evaluated oil and natural gas properties	$63,305	$61,938	$1,367	2%
Depreciation of midstream service assets	2,366	2,543	(177)	(7)%
Depreciation and amortization of other fixed assets	903	1,222	(319)	(26)%
Total DD&A	$66,574	$65,703	$871	1%

	Six months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change ($)	Change (%)
Depletion of evaluated oil and natural gas properties	$121,057	$121,308	$(251)	—%
Depreciation of midstream service assets	4,958	5,044	(86)	(2)%
Depreciation and amortization of other fixed assets	1,861	2,449	(588)	(24)%
Total DD&A	$127,876	$128,801	$(925)	(1)%
DD&A remained consistent for the three and six months ended June 30, 2020 compared to the same periods in 2019. Depletion expense per BOE decreased by $0.88, or 11%, and by $1.15, or 14%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. We expect depletion expense to decrease as a result of full cost impairments incurred during 2020. For further discussion of our depletion base and depletion expense per BOE, see Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "—Pricing and reserves."
Impairment expense.  The following table presents the components of our impairment expense for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Full cost ceiling impairment expense	$406,448	$—	$583,630	$—
Midstream service asset impairment expense	—	—	8,183	—
Line-fill and other inventories impairment expense	—	—	1,334	—
Total impairment expense	$406,448	$—	$593,147	$—
Our net book value of evaluated oil and natural gas properties exceeded the full cost ceiling as of March 31, 2020 and June 30, 2020, and, as a result, we recorded full cost ceiling impairments of $177.2 million and $406.4 million during the three months ended March 31, 2020 and June 30, 2020, respectively. There was no full cost ceiling impairment recorded for the six months ended June 30, 2019. The full cost ceiling is based principally on the estimated future net revenues from proved oil, NGL and natural gas reserves, which exclude the effect of our commodity derivative transactions, discounted at 10%. The Realized Prices are utilized to calculate the estimated future net revenues in the full cost ceiling calculation. In the event the unamortized cost of evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, as defined by the SEC, the excess is expensed in the period such excess occurs. Once incurred, a write-down of oil and natural gas properties is not reversible. With the continuing volatility in commodity prices, we may incur additional significant write-downs on our evaluated oil and natural gas properties. See Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "—Pricing and reserves" for additional information regarding our full cost ceiling calculation.
Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset. All inventory is carried at the lower of cost or net realizable value ("NRV"), with cost determined using the weighted-average cost method. For additional discussion of our long-lived assets and inventories, see Note 10.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Non-operating income (expense)
The following tables presents the components of non-operating income (expense), net for the periods presented and corresponding changes:

	Three months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change ($)	Change (%)
Gain (loss) on derivatives, net	$(90,537)	$88,394	$(178,931)	(202)%
Interest expense	(27,072)	(15,765)	(11,307)	(72)%
Litigation settlement	—	42,500	(42,500)	(100)%
Gain (loss) on disposal of assets, net	152	(670)	822	123%
Other income (expense), net	(16)	2,846	(2,862)	(101)%
Write-off of debt issuance costs	(1,103)	—	(1,103)	(100)%
Total non-operating income (expense), net	$(118,576)	$117,305	$(235,881)	(201)%

	Six months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change ($)	Change (%)
Gain on derivatives, net	$207,299	$40,029	$167,270	418%
Interest expense	(52,042)	(31,312)	(20,730)	(66)%
Litigation settlement	—	42,500	(42,500)	(100)%
Loss on extinguishment of debt	(13,320)	—	(13,320)	(100)%
Loss on disposal of assets, net	(450)	(1,609)	1,159	72%
Other income, net	75	3,713	(3,638)	(98)%
Write-off of debt issuance costs	(1,103)	—	(1,103)	(100)%
Total non-operating income, net	$140,459	$53,321	$87,138	163%
Gain (loss) on derivatives, net. The following tables present the changes in the components of gain (loss) on derivatives, net for the periods presented and corresponding changes:

	Three months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$(126,816)	$72,556	$(199,372)	(275)%
Settlements received for matured derivatives, net	86,872	23,480	63,392	270%
Settlements paid for early terminations of commodity derivatives, net	—	(5,409)	5,409	100%
Premiums paid for commodity derivatives	(50,593)	(2,233)	(48,360)	(2,166)%
Gain (loss) on derivatives, net	$(90,537)	$88,394	$(178,931)	(202)%

	Six months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change ($)	Change (%)
Non-cash gain on derivatives, net	$123,774	$28,105	$95,669	340%
Settlements received for matured derivatives, net	134,595	23,582	111,013	471%
Settlements paid for early terminations of commodity derivatives, net	—	(5,409)	5,409	100%
Premiums paid for commodity derivatives	(51,070)	(6,249)	(44,821)	(717)%
Gain on derivatives, net	$207,299	$40,029	$167,270	418%
Non-cash gain (loss) on derivatives, net is the result of new, matured and early-terminated contracts, including contingent consideration derivatives for the period subsequent to the acquisition date and through the end of the contingency period, and the changing relationship between our outstanding contract prices and the future market prices in the forward curves, which we use to calculate the fair value of our derivatives. In general, if outstanding contracts are held constant, we experience gains during periods of decreasing market prices and losses during periods of increasing market prices. Settlements received or paid for matured derivatives are based on the settlement prices of our matured derivatives compared to the prices specified in the derivative contracts. During the three and six months ended June 30, 2020, we recognized significant non-cash losses and gains, respectively, in the net fair value of our derivatives outstanding due to increases and decreases, respectively, in the applicable futures curves that we have hedged. We entered into 2021 puts during the three months ended June 30, 2020 and paid $50.6 million in premiums to increase the put price received.
See Notes 9, 10.a and 19.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.
Interest expense. Interest expense increased for the three and six months ended June 30, 2020, compared to the same periods in 2019. These increases are mainly due to the issuance of our January 2025 Notes and January 2028 Notes and the extinguishment of our January 2022 Notes and March 2023 Notes, resulting in an increase in the carrying amount of long-term debt along with higher fixed interest rates. See Notes 6 and 19.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Loss on extinguishment of debt. We recognized a loss on extinguishment of debt related to the difference between the consideration for tender offers, early tender premiums and redemption prices and the net carrying amounts of the extinguished January 2022 Notes and March 2023 Notes during the six months ended June 30, 2020. See Note 6.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the extinguishment of our January 2022 Notes and March 2023 Notes.
Gain (loss) on disposal of assets, net. Gain (loss) on disposal of assets, net, increased for the three and six months ended June 30, 2020, compared to the same periods in 2019. From time to time, we dispose of inventory, midstream service assets and other fixed assets. The associated gain or loss recorded during the period fluctuates depending upon the volume of the assets disposed, their associated net book value and, in the case of a disposal by sale, the sale price.
Write-off of debt issuance costs. We wrote-off $1.1 million of debt issuance costs during the three and six months ended June 30, 2020 as a result of decreases in the borrowing base and aggregate elected commitment of the Senior Secured Credit Facility. There were no debt issuance costs written off during the comparable periods. See Note 6.d to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our debt issuance costs.
Income tax benefit (expense)
The following tables present income tax benefit (expense) for the periods presented and corresponding changes:

	Three months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change ($)	Change (%)
Deferred	$7,173	$(1,751)	$8,924	510%

	Six months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change ($)	Change (%)
Deferred	$4,756	$(1,655)	$6,411	387%
We are subject to federal and state income taxes and the Texas franchise tax. The deferred income tax benefit (expense) for the periods presented is attributed to deferred Texas franchise tax. As of June 30, 2020, we determined it was more likely than not that our federal and Oklahoma net deferred tax assets were not realizable through future net income. As of June 30, 2020, a total valuation allowance of $404.5 million has been recorded to offset our federal and Oklahoma net deferred tax assets, resulting in a Texas net deferred tax asset of $2.3 million. The effective tax rate for our operations was 1% for the three and six months ended June 30, 2020. For further discussion of our income taxes, see Note 16 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
A significant portion of our capital expenditures can be adjusted and managed by us. We continually monitor the capital markets and our capital structure and consider which financing alternatives, including equity and debt capital resources, joint ventures and asset sales, are available to meet our future planned capital expenditures. We may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. Such financing alternatives, including capital markets transactions and, from time to time, debt and equity repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For further discussion of our financing activities related to debt instruments, see Note 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. We continuously look for other opportunities to maximize shareholder value.

Due to the inherent volatility in oil, NGL and natural gas prices and differences in the prices of oil, NGL and natural gas between where we produce and where we sell such commodities, we engage in commodity derivative transactions, such as puts, swaps, collars and basis swaps to hedge price risk associated with a portion of our anticipated sales volumes. Due to the inherent volatility in interest rates, we have entered into an interest rate derivative swap to hedge interest rate risk associated with a portion of our anticipated outstanding debt under the Senior Secured Credit Facility. We will pay a fixed rate over the contract term for that portion. By removing a portion of the (i) price volatility associated with future sales volumes and (ii) interest rate volatility associated with anticipated outstanding debt, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. See "Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk" below.
See Notes 9.a, 9.b and 19.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of our (i) commodity hedge restructuring during the six months ended June 30, 2020 and corresponding summary of open commodity derivative positions as of June 30, 2020 for commodity derivatives that were entered into through June 30, 2020, (ii) interest rate derivative and (iii) summary of open Brent ICE swap positions as of June 30, 2020 updated for derivatives that were entered into through August 5, 2020, respectively.
We continually seek to maintain a financial profile that provides operational flexibility. As of June 30, 2020, we had cash and cash equivalents of $15.7 million and available capacity under the Senior Secured Credit Facility, after the reduction for outstanding letters of credit, of $405.9 million, resulting in total liquidity of $421.6 million. As of August 4, 2020, we had cash and cash equivalents of $21.0 million and available capacity under the Senior Secured Credit Facility, after the reduction for outstanding letters of credit, of $380.9 million, resulting in total liquidity of $401.9 million. We believe that our operating cash flows and the aforementioned liquidity sources provide us with the financial resources to manage our business needs, to implement our currently planned capital expenditure budget and, at our discretion, to fund any share repurchases, pay down, repurchase or refinance debt or adjust our planned capital expenditure budget.
Cash flows
The following table presents our cash flows for the periods presented and corresponding changes:

	Six months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change ($)	Change (%)
Net cash provided by operating activities	$171,562	$261,269	$(89,707)	(34)%
Net cash used in investing activities	(268,604)	(292,974)	24,370	8%
Net cash provided by financing activities	71,932	42,354	29,578	70%
Net increase (decrease) in cash and cash equivalents	$(25,110)	$10,649	$(35,759)	(336)%
Cash flows from operating activities
Net cash provided by operating activities decreased during the six months ended June 30, 2020, compared to the same period in 2019. Notable cash changes include (i) an increase of $71.6 million in net settlements received for matured and early terminated derivatives, net of premiums paid, mainly due to decreases in commodity prices, (ii) a decrease in oil, NGL and natural gas sales revenues of $127.2 million, (iii) a decrease in non-recurring litigation proceeds of $42.5 million and (iv) an increase of $43.8 million due to net changes in operating assets and liabilities. Other contributing factors are increases for costs of purchased oil and transportation and marketing expenses. The decrease in oil, NGL and natural gas sales revenues is due to a 44% decrease in average sales price per BOE and was partially offset by a 15% increase in total volumes sold. For additional information, see "—Results of operations", "—Costs and expenses" and "—Non-operating income (expense)".
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

Cash flows from investing activities
Net cash used in investing activities decreased for the six months ended June 30, 2020, compared to the same period in 2019, mainly due to a decrease in capital expenditures for oil and natural gas properties, partially offset by an increase in acquisitions of oil and natural gas properties. See Note 3 to our unaudited consolidated financial statements included elsewhere in the Quarterly Report for additional discussion of our acquisitions of oil and natural gas properties.
The following table presents the components of our cash flows from investing activities for the periods presented and corresponding changes:

	Six months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change ($)	Change (%)
Acquisitions of oil and natural gas properties, net	$(23,563)	$(2,880)	$(20,683)	(718)%
Capital expenditures:
Oil and natural gas properties	(241,939)	(284,616)	42,677	15%
Midstream service assets	(1,761)	(5,449)	3,688	68%
Other fixed assets	(2,069)	(965)	(1,104)	(114)%
Proceeds from dispositions of capital assets, net of selling costs	728	936	(208)	(22)%
Net cash used in investing activities	$(268,604)	$(292,974)	$24,370	8%
Cash flows from financing activities
Net cash provided by financing activities increased for the six months ended June 30, 2020, compared to the same period in 2019. Notable cash changes include the issuance of our January 2025 Notes and January 2028 Notes, partially offset by the extinguishment of our January 2022 Notes and March 2023 Notes and payments and borrowings on our Senior Secured Credit Facility. For further discussion of our financing activities related to debt instruments, see Note 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
The following table presents the components of our cash flows from financing activities for the periods presented and corresponding changes:

	Six months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change ($)	Change (%)
Borrowings on Senior Secured Credit Facility	$—	$80,000	$(80,000)	(100)%
Payments on Senior Secured Credit Facility	(100,000)	(35,000)	(65,000)	(186)%
Issuance of January 2025 Notes and January 2028 Notes	1,000,000	—	1,000,000	100%
Extinguishment of debt	(808,855)	—	(808,855)	(100)%
Stock exchanged for tax withholding	(762)	(2,646)	1,884	71%
Payments for debt issuance costs	(18,451)	—	(18,451)	(100)%
Net cash provided by financing activities	$71,932	$42,354	$29,578	70%
Expected capital expenditures
We intend to operate within cash flow in 2020 (excluding non-budgeted acquisitions) and, therefore, our capital spending in 2020 will ultimately be influenced by commodity price changes, production levels and, among other factors, changes in service costs and drilling and completions efficiencies. In early 2020, the Company significantly reduced planned operational activities as commodity prices suffered from historic declines amid COVID-19 related demand destruction and OPEC+ pricing and supply decisions, dramatically reducing expected returns on capital investments. A subsequent increase in commodity prices, paired with service cost reductions, has driven expected returns on our Howard County acreage back to levels that support a resumption of activity and, beginning in September 2020, the Company plans to operate a completions crew in Howard County. We currently expect capital expenditures for 2020 to be approximately $340 million to $350 million. We are prepared to adjust our capital expenditures further if oil, NGL and natural gas prices continue to exhibit volatility. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.

The following tables present the components of our costs incurred, excluding non-budgeted acquisition costs, for the periods presented and corresponding changes:

	Three months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change ($)	Change (%)
Oil and natural gas properties	$75,941	$128,780	$(52,839)	(41)%
Midstream service assets	671	3,064	(2,393)	(78)%
Other fixed assets	1,774	453	1,321	292%
Total costs incurred, excluding non-budgeted acquisition costs	$78,386	$132,297	$(53,911)	(41)%

	Six months ended June 30,		2020 compared to 2019
(in thousands)	2020	2019	Change ($)	Change (%)
Oil and natural gas properties	$228,809	$289,002	$(60,193)	(21)%
Midstream service assets	1,594	6,437	(4,843)	(75)%
Other fixed assets	2,597	967	1,630	169%
Total costs incurred, excluding non-budgeted acquisition costs	$233,000	$296,406	$(63,406)	(21)%
See Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our costs incurred in the exploration and development of oil and natural gas properties.
The amount, timing and allocation of capital expenditures are largely discretionary and within management's control. If oil, NGL and natural gas prices are below our acceptable levels, or costs are above our acceptable levels, we may choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. Subject to financing alternatives, we may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive. We continually monitor and may adjust our projected capital expenditures in response to world developments, such as those we are experiencing in 2020, as well as success or lack of success in drilling activities, changes in prices, availability of financing and joint venture opportunities, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs and supplies, changes in service costs, contractual obligations, internally generated cash flow and other factors both within and outside our control.
We are the borrower under our Senior Secured Credit Facility and a party to the indentures governing our Senior Unsecured Notes.
Senior Secured Credit Facility
As of June 30, 2020, the Senior Secured Credit Facility, which matures on April 19, 2023, had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $725.0 million each, with $275.0 million outstanding and was subject to an interest rate of 2.19%. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of June 30, 2020 and December 31, 2019, we had one letter of credit outstanding of $44.1 million and $14.7 million, respectively, under the Senior Secured Credit Facility. The Senior Secured Credit Facility is fully and unconditionally guaranteed by LMS and GCM. On July 14, 2020, we borrowed $45.0 million on the Senior Secured Credit Facility. On July 31, 2020, we made a $20 million payment on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $300.0 million as of August 4, 2020.
On August 5, 2020, we received a waiver from the lenders under our Senior Secured Credit Facility of certain representations and warranties relating to our March 31, 2020 quarterly results. Such representations and warranties were incorrect at the time they were given due to our previously disclosed accounting error. Additionally, due to the accounting error we were temporarily not in compliance with our financial reporting covenants. As of the filing of our Restated First Quarter Financials, we regained compliance with the financial reporting covenants under our Senior Secured Credit Facility and the waiver cured the past defaults of our representations and warranties. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which we were in compliance with for all periods presented.
January 2025 Notes and January 2028 Notes
The following table presents principal amounts and applicable interest rates for our outstanding January 2025 Notes and January 2028 Notes (together the "Senior Unsecured Notes") as of June 30, 2020:

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
Supplemental Guarantor information
As discussed in Note 6.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report, on January 24, 2020, we issued $600.0 million in aggregate principal amount of the January 2025 Notes and $400.0 million in aggregate principal amount of the January 2028 Notes. As of June 30, 2020, $1.0 billion of our Senior Unsecured Notes remained outstanding. Each of our wholly owned subsidiaries, LMS and GCM (each, a "Guarantor," and together, the "Guarantors"), jointly and severally, and fully and unconditionally, guarantees the January 2025 Notes and the January 2028 Notes. We do not have any non-guarantor subsidiaries.
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

Obligations and commitments
The following table presents significant contractual obligations and commitments as of June 30, 2020 and December 31, 2019 and their associated changes:

($ in thousands, except % change)	June 30, 2020	December 31, 2019	Change ($)	Change (%)
Senior Unsecured Notes(1)	$1,606,563	$939,844	$666,719	71%
Firm sale and transportation commitments(2)	306,381	322,790	(16,409)	(5)%
Senior Secured Credit Facility(3)	275,000	375,000	(100,000)	(27)%
Asset retirement obligations(4)	65,245	62,718	2,527	4%
Lease commitments(5)	29,899	35,606	(5,707)	(16)%
Commodity derivative deferred premiums(6)	—	477	(477)	(100)%
Total	$2,283,088	$1,736,435	$546,653	31%
____________________________________________________________________________
(1)Values presented include both our principal and interest obligations. The increase in such balance as of June 30, 2020 is due to (i) the issuance of our January 2025 Notes and January 2028 Notes, (ii) the extinguishment of our January 2022 Notes and March 2023 Notes and (iii) an increase in our interest rates as a result of such financing transactions. See Notes 6.a and 6.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our Senior Unsecured Notes.
(2)We have committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, we are subject to firm transportation payments on excess pipeline capacity and other contractual penalties. The decrease in such commitments as of June 30, 2020 is mainly due to our fulfillment of contractual commitments, partially offset by changes to existing sales commitments. See Note 12.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our firm sale and transportation commitments.
(3)This table does not include future loan advances, repayments, commitment fees or other fees on our Senior Secured Credit Facility as we cannot determine with accuracy the timing of such items. Additionally, this table does not include interest expense as it is a floating rate instrument and we cannot determine with accuracy the future interest rates to be charged. The decrease in such balance as of June 30, 2020 is due to our payments. As of June 30, 2020, the principal on our Senior Secured Credit Facility is due on April 19, 2023. See Note 19.a for our borrowing and payment on our Senior Secured Credit Facility subsequent to June 30, 2020.
(4)Amounts represent our asset retirement obligation liabilities. See Note 14 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our asset retirement obligations.
(5)Amounts represent our minimum lease payments. The decrease in lease commitments as of June 30, 2020 is mainly due to settlements paid for our fulfillment of lease commitments, partially offset by a modification to an existing lease commitment. See Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our leases.
(6)Amounts represent payments required for deferred premiums on our commodity derivative contracts. The decrease in premiums as of June 30, 2020 is due to premiums paid for commodity derivatives. All deferred premiums have settled as of June 30, 2020. See Note 10.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our deferred premiums.
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
The following table presents a reconciliation of net cash provided by operating activities (GAAP) to cash flows from operating activities before changes in operating assets and liabilities, net, less costs incurred, excluding non-budgeted acquisition costs, for the calculation of Free Cash Flow (non-GAAP) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Net cash provided by operating activities	$61,973	$183,811	$171,562	$261,269
Less:
Change in current assets and liabilities, net	8,750	9,628	27,458	(27,122)
Change in noncurrent assets and liabilities, net	(1,617)	1,913	(7,827)	2,977
Cash flows from operating activities before changes in operating assets and liabilities, net	54,840	172,270	151,931	285,414
Less costs incurred, excluding non-budgeted acquisition costs:
Oil and natural gas properties(1)	75,941	128,780	228,809	289,002
Midstream service assets(1)	671	3,064	1,594	6,437
Other fixed assets	1,774	453	2,597	967
Total costs incurred, excluding non-budgeted acquisition costs	78,386	132,297	233,000	296,406
Free Cash Flow (non-GAAP)	$(23,546)	$39,973	$(81,069)	$(10,992)
_____________________________________________________________________________
(1)Includes capitalized share-settled equity-based compensation and asset retirement costs.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income or loss plus adjustments for share-settled equity-based compensation, depletion, depreciation and amortization, impairment expense, mark-to-market on derivatives, premiums paid for commodity derivatives that matured during the period, accretion expense, gains or losses on disposal of assets, interest expense, income taxes and other non-recurring income and expenses. Adjusted EBITDA provides no information regarding a company's capital structure, borrowings, interest costs, capital expenditures, working capital movement or tax position. Adjusted EBITDA does not represent funds available for future discretionary use because it excludes funds required for debt service, capital expenditures, working capital, income taxes, franchise taxes and other commitments and obligations. However, our management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure:
•is widely used by investors in the oil and natural gas industry to measure a company's operating performance without regard to items that can vary substantially from company to company depending upon accounting methods, the book value of assets, capital structure and the method by which assets were acquired, among other factors;
•helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure; and
• is used by our management for various purposes, including as a measure of operating performance, in presentations to our board of directors and as a basis for strategic planning and forecasting.

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
The following table presents a reconciliation of net income (loss) (GAAP) to Adjusted EBITDA (non-GAAP) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$(545,455)	$173,382	$(470,809)	$163,891
Plus:
Share-settled equity-based compensation, net	1,694	(423)	4,070	6,983
Depletion, depreciation and amortization	66,574	65,703	127,876	128,801
Impairment expense	406,448	—	593,147	—
Organizational restructuring expenses	4,200	10,406	4,200	10,406
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	90,537	(88,394)	(207,299)	(40,029)
Settlements received for matured derivatives, net	86,872	23,480	134,595	23,582
Settlements paid for early terminations of commodity derivatives, net	—	(5,409)	—	(5,409)
Premiums paid for commodity derivatives that matured during the period(1)	—	(2,233)	(477)	(6,249)
Accretion expense	1,117	1,020	2,223	2,072
(Gain) loss on disposal of assets, net	(152)	670	450	1,609
Interest expense	27,072	15,765	52,042	31,312
Loss on extinguishment of debt	—	—	13,320	—
Litigation settlement	—	(42,500)	—	(42,500)
Write-off of debt issuance costs	1,103	—	1,103	—
Income tax (benefit) expense	(7,173)	1,751	(4,756)	1,655
Adjusted EBITDA	$132,837	$153,218	$249,685	$276,124
_____________________________________________________________________________
(1)Reflects premiums incurred previously or upon settlement that are attributable to derivatives settled in the respective periods presented and were not a result of a hedge restructuring.
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
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2020. See our critical accounting policies in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2019 Annual Report.

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
The fair values of our open commodity and contingent consideration derivative positions are largely determined by the relevant forward commodity price curves of the indexes associated with our open positions. We had a $192.0 million total asset position from the net fair values of our open commodity derivatives and a $0.4 million liability position from the potential contingent consideration payments associated with asset acquisitions, each as of June 30, 2020. The following table provides a sensitivity analysis of the projected incremental effect on income (loss) before income taxes of a hypothetical 10% change in the relevant forward commodity price curves of the indexes associated with our open commodity and contingent consideration derivative positions as of June 30, 2020:

(in thousands)	10% Increase	10% Decrease
Commodity	$(54,051)	$56,370
Contingent consideration	(105)	90
Total	$(54,156)	$56,460
See Notes 9 and 10.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our commodity and contingent consideration derivatives. See Notes 3.a and 3.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our asset acquisitions associated with the potential contingent consideration payments.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our Notes bear interest at fixed rates. The maturity years, outstanding balances and interest rates on our long-term debt as of June 30, 2020 were as follows:

	Maturity year
(in millions except for interest rates)	2023	2025	Thereafter
January 2025 Notes	$—	$600.0	$—
Fixed interest rate	—%	9.500%	—%
January 2028 Notes	$—	$—	$400.0
Fixed interest rate	—%	—%	10.125%
Senior Secured Credit Facility	$275.0	$—	$—
Floating interest rate	2.188%	—%	—%
Due to the inherent volatility in interest rates, we have entered into an interest rate derivative swap to hedge interest rate risk associated with a portion of our anticipated outstanding debt under the Senior Secured Credit Facility. We will pay a fixed rate over the contract term for that portion. By removing a portion of the interest rate volatility associated with anticipated outstanding debt, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations.

The fair value of our open interest rate derivative position is largely determined by the LIBOR interest rate forward curve associated with our open position. We had a $0.4 million total liability position from the net fair value of our open interest rate derivative as of June 30, 2020. The following table provides a sensitivity analysis of the projected incremental effect on income (loss) before income taxes of a hypothetical 1% incremental addition to or subtraction from the relevant LIBOR forward curve interest rates associated with our open interest rate derivative position as of June 30, 2020:

(in thousands)	1% incremental addition to	1% incremental subtraction from
Interest rate	$1,360	$(2,090)
See Notes 6, 10.c and 19.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our debt. See Notes 9 and 10.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our interest rate derivative.
Counterparty and customer credit risk
We use commodity and interest rate derivatives to hedge our exposure to commodity prices and interest rate volatility, respectively. These transactions expose us to potential credit risk from our counterparties. We have entered into International Swaps and Derivatives Association Master Agreements ("ISDA Agreements") with each of our commodity and interest rate derivative counterparties, each of whom is also a lender in our Senior Secured Credit Facility, which, together with hedge agreements with lenders under such facility, is secured by our oil, NGL and natural gas reserves; therefore, we are not required to post any additional collateral. We do not require collateral from our commodity and interest rate derivative counterparties. The terms of the ISDA Agreements provide the non-defaulting or non-affected party the right to terminate the agreement upon the occurrence of certain events of default and termination events by a party and also provide for the marking to market of outstanding positions and the offset of the mark to market amounts owed to and by the parties (and in certain cases, the affiliates of the non-defaulting or non-affected party) upon termination; therefore, the credit risk associated with our commodity and interest rate derivative counterparties is somewhat mitigated. We minimize the credit risk in commodity and interest rate derivatives by: (i) limiting our exposure to any single counterparty, (ii) entering into commodity and interest rate derivatives only with counterparties that meet our minimum credit quality standard or have a guarantee from an affiliate that meets our minimum credit quality standard and (iii) monitoring the creditworthiness of our counterparties on an ongoing basis. We had a $192.0 million and $75.3 million total asset position from the net fair values of our open commodity contracts as of June 30, 2020 and December 31, 2019, respectively. See Notes 9, 10.a and 19.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of our commodity and interest rate derivatives.

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
See Notes 2.e and 14 in the 2019 Annual Report for discussion of our accounts receivable and credit risk, respectively. See Note 15 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of revenue recognition.

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

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Laredo's management, including our principal executive and principal financial officers. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were not effective as of June 30, 2020 due to the material weakness in our internal control over financial reporting described below.
Notwithstanding the identified material weakness, Laredo's management, including our principal executive and principal financial officers have determined, based on the procedures we have performed, that the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition and results of operations for the three and six months ended June 30, 2020 and 2019 in accordance with GAAP.
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
Subsequent to June 30, 2020, we identified deficiencies that represented a material weakness in our internal control over financial reporting as of March 31, 2020 with respect to the design and maintenance of controls over the determination of the estimated present value ("PV-10") of our reserves. Specifically, we did not design and maintain effective controls to sufficiently review the completeness and accuracy of the future production costs component of the estimated PV-10 of our reserves and, thus, failed to identify the omission of the transportation costs from the future costs required to develop certain of our reserves. These deficiencies had the effect of causing an overstatement of approximately $160 million in the estimated PV-10 of our reserves as of March 31, 2020, which caused an understatement in our full cost ceiling impairment expense and related adjustments for the quarter. An amendment was filed to our quarterly report on Form 10-Q for the quarter ended March 31, 2020 to correct the error and restate the financial statements for the first quarter of 2020 included in such report.
Remediation Plan
As part of our commitment to strengthening our internal control over financial reporting, we are implementing remedial actions under the oversight of the Audit Committee of our board of directors to address these deficiencies, including:
•implementation of additional (or enhanced) procedures to verify the completeness and accuracy of data inputs into the reserves application for pricing and operating expenses;
•implementation of additional (or enhanced) procedures to perform enhanced detailed reviews of reserves report components, including (but not necessarily limited to) pricing and operating expenses; and
•revision and communication of the accounting controls, policies and procedures relating to identifying and assessing    changes that could potentially impact the system of internal control governing the full cost ceiling test calculation.
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

Changes in Internal Control Over Financial Reporting
Except for changes we are making in connection with the implementation of the remediation plan described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2019 Annual Report and Amendment No. 1 to our first-quarter 2020 Quarterly Report. The risks described in such reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results.
Risks related to our business
As a result of the volatility in prices for oil, NGL and natural gas, we have taken and may be required to take further write-downs of the carrying value of our properties.
Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we have been required to, and may be required to further, write down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings.
Our unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling as of June 30, 2020 and, as such, we recorded a non-cash full cost ceiling impairment of $406.4 million for the three months ended June 30, 2020. We recorded a non-cash full cost ceiling impairment of $177.2 million for the three months ended March 31, 2020 and $620.6 million for the year ended December 31, 2019. No such impairments were recorded during the years ended December 31, 2018 or 2017. If prices remain at or below the current levels, subject to numerous factors and inherent limitations, and all other factors remain constant, we will incur an additional non-cash full cost ceiling impairment in the third quarter of 2020 and Remaining Year 2020, which will have an adverse effect on our statement of operations. See "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Pricing and reserves—Low commodity price potential impact on our third-quarter 2020 and Remaining Year 2020 full cost ceiling impairment tests" and Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of our full cost method of accounting.
Our business and operations have been and will likely continue to be adversely affected by the recent COVID-19 pandemic and responses.
The spread of the COVID-19 coronavirus caused, and is continuing to cause, severe disruptions in the worldwide and U.S. economy, including the global and domestic decreased demand for oil and natural gas, which has had an adverse effect on our business, financial condition and results of operations. Moreover, since the beginning of January 2020, the COVID-19 pandemic has caused significant disruption in the financial markets both globally and in the United States. The continued spread of the COVID-19 coronavirus could also negatively impact the availability of key personnel and adequate staffing for field operations necessary to conduct our business. If the COVID-19 coronavirus continues to spread or the response to contain the COVID-19 pandemic is unsuccessful, we could continue to experience a material adverse effect on our business, financial condition and results of operations.
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
Worldwide and U.S. political and economic developments, including the outcome of the U.S. presidential and congressional elections and resulting energy, monetary, trade and environmental policies, and military events, as well as natural disasters and global or national health pandemics, such as COVID-19, including the challenges to the health and safety of our employees, epidemics or concerns and other factors beyond our control contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future. Current levels in the price of oil, NGL and natural gas, as well as ongoing volatility, have had an adverse impact on the level of our budgeted capital expenditures, drilling and exploration and production activity and may force us to shut-in production of a portion or all of our wells that require significant costs to restart, which could continue to materially and adversely affect us, and we cannot predict the ultimate impact of this situation on our business, financial condition and results of operations.
The duration and extent to which the COVID-19 crisis and oil price volatility adversely affects our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by oil producing countries, governmental authorities and other third parties in response. Current levels in the price of oil, NGL and natural gas, as well as ongoing volatility, have also had an adverse impact on both the level at which we are able to hedge our anticipated production and the cost, whether in terms of premiums for puts or foregone upside for collars, of such hedging which could continue to materially and adversely affect us, and we cannot predict the ultimate impact of this situation on, business, financial condition and results of operations.
We have identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness or otherwise fail to develop, implement and maintain effective internal controls in future periods, our ability to report our financial condition and results of operations accurately and on a timely basis could be adversely affected.
We have identified a material weakness in our internal controls over the completeness and accuracy of the estimated PV-10 of our reserves. Accordingly, based on our management’s assessment, we concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective. We also determined that this material weakness existed as of March 31, 2020.
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
We are in the process of remediating the identified material weakness in our internal control over financial reporting, but we are unable at this time to estimate when the remediation will be completed. If we fail to remediate this material weakness, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of resources to comply with applicable requirements. See “Item 4. Controls and Procedures” included elsewhere in this Quarterly Report for a discussion of the material weakness and our remediation plans.

Risk relating to our common stock
We cannot assure you that there will be a continued increase in our stock price or an increase in our marketability and liquidity following the reverse stock split.
Following implementation of the reverse stock split, there was an increase to the market price of our common stock, but there can be no assurance that an increase will continue or a decline will not occur. Some investors may view a reverse stock split negatively. We cannot assure you that our common stock will be more attractive to institutional or other long-term investors or that it will attract brokers and investors who trade in lower-priced stocks. The market price and liquidity of our common stock may decrease due to other factors, including the oil and gas market and our future performance. The percentage market price decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split. In addition, the reverse stock split increased the number of our stockholders who own "odd lots" of fewer than 100 shares of common stock. Brokerage commission and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares of common stock. Accordingly, the reverse stock split may not achieve the desired results of a continued increase in our stock price, or an increase in our marketability and liquidity of our common stock, which could materially and adversely affect our business, financial condition and results of operations.

Item 2.    Purchases of Equity Securities
The following table summarizes purchases of common stock by Laredo:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum value that may yet be purchased under the program as of the respective period-end date
April 1, 2020 - April 30, 2020	—	$—	—	$—
May 1, 2020 - May 31, 2020(2)	174	$19.80	—	$—
June 1, 2020 - June 30, 2020	6,700	$17.56	—	$—
Total	6,874		—
______________________________________________________________________________
(1)Represents shares that were withheld by us to satisfy tax withholding obligations that arose upon the lapse of restrictions on restricted stock awards.
(2)Shares and per share data reflect the effect of the Company's 1-for-20 reverse stock split effective June 1, 2020, as described in Note 7.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Not applicable.

Item 6.    Exhibits

		Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Laredo Petroleum Holdings, Inc.	8-K	3.1	12/22/2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Laredo Petroleum Holdings, Inc.	8-K	3.1	6/1/2020
3.3	Certificate of Ownership and Merger, dated as of December 30, 2013.	8-K	3.1	1/6/2014
3.4	Second Amended and Restated Bylaws of Laredo Petroleum, Inc.	10-K	3.3	2/17/2016
4.1	Form of Common Stock Certificate.	8-A12B/A	4.1	1/7/2014
10.1	Fourth Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 30, 2020, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.1	5/6/2020
10.2#	Amendment to the Laredo Petroleum, Inc. Omnibus Equity Incentive Plan, as amended and restated as of May 16, 2019.	8-K	10.1	6/1/2020
10.3*#	Offer Letter, dated June 12, 2020, between Laredo Petroleum, Inc. and Mr. Bryan J. Lemmerman.
22.1	List of Issuers and Guarantor Subsidiaries	10-Q	22.1	5/7/2020
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Laredo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________________________________________________
* Filed herewith.
** Furnished herewith.
# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO PETROLEUM, INC.

Date: August 6, 2020	By:	/s/ Jason Pigott
Jason Pigott
President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2020	By:	/s/ Bryan J. Lemmerman
Bryan J. Lemmerman
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: August 6, 2020	By:	/s/ Jessica R. Wren
Jessica R. Wren
Interim Principal Accounting Officer
(principal accounting officer)