Form 10-Q
period 2021-06-30
Laredo Petroleum, Inc.
filed 2021-08-05
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of August 3, 2021: 16,071,349

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
•changes in domestic and global production, supply and demand for oil, NGL and natural gas, including the effects of the COVID-19 pandemic and actions by the Organization of the Petroleum Exporting Countries members and other oil exporting nations ("OPEC+");
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
•our ability to realize the anticipated benefits of the Sabalo/Shad Acquisition (as defined below), including effectively managing our expanded acreage;
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
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report, under "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report"), and in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "SEC") on May 11, 2021, and those set forth from time to time in our other filings with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$193,543	$48,757
Accounts receivable, net	90,609	63,976
Derivatives	—	7,893
Other current assets	18,665	15,964
Total current assets	302,817	136,590
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	8,053,975	7,874,932
Unevaluated properties not being depleted	62,248	70,020
Less accumulated depletion and impairment	(6,889,399)	(6,817,949)
Oil and natural gas properties, net	1,226,824	1,127,003
Midstream service assets, net	109,681	112,697
Other fixed assets, net	31,548	32,011
Property and equipment, net	1,368,053	1,271,711
Derivatives	423	—
Operating lease right-of-use assets	19,231	17,973
Other noncurrent assets, net	96,282	16,336
Total assets	$1,786,806	$1,442,610
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$49,783	$38,279
Accrued capital expenditures	32,641	28,275
Undistributed revenue and royalties	46,285	24,728
Derivatives	256,460	31,826
Operating lease liabilities	15,143	11,721
Other current liabilities	89,363	62,766
Total current liabilities	489,675	197,595
Long-term debt, net	1,306,112	1,179,266
Derivatives	61,514	12,051
Asset retirement obligations	67,587	64,775
Operating lease liabilities	6,573	8,918
Other noncurrent liabilities	9,627	1,448
Total liabilities	1,941,088	1,464,053
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 22,500,000 shares authorized and 13,572,872 and 12,020,164 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	136	120
Additional paid-in capital	2,473,709	2,398,464
Accumulated deficit	(2,628,127)	(2,420,027)
Total stockholders' equity	(154,282)	(21,443)
Total liabilities and stockholders' equity	$1,786,806	$1,442,610

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Oil sales	$157,722	$70,105	$285,423	$190,083
NGL sales	43,494	13,228	85,172	24,786
Natural gas sales	31,110	10,810	64,188	15,159
Midstream service revenues	1,257	2,281	2,553	4,964
Sales of purchased oil	60,788	14,164	107,265	80,588
Total revenues	294,371	110,588	544,601	315,580
Costs and expenses:
Lease operating expenses	19,771	20,591	38,689	42,631
Production and ad valorem taxes	14,737	6,938	28,020	16,182
Transportation and marketing expenses	10,690	11,181	22,817	24,725
Midstream service expenses	700	815	1,558	1,985
Costs of purchased oil	64,737	16,117	114,653	95,414
General and administrative	21,101	10,659	34,174	23,221
Organizational restructuring expenses	9,800	4,200	9,800	4,200
Transaction expenses	1,741	—	1,741	—
Depletion, depreciation and amortization	39,976	66,574	78,085	127,876
Impairment expense	1,613	406,448	1,613	593,147
Other operating expenses	1,158	1,117	2,301	2,223
Total costs and expenses	186,024	544,640	333,451	931,604
Operating income (loss)	108,347	(434,052)	211,150	(616,024)
Non-operating income (expense):
Gain (loss) on derivatives, net	(216,942)	(90,537)	(371,307)	207,299
Interest expense	(25,870)	(27,072)	(51,816)	(52,042)
Loss on extinguishment of debt	—	—	—	(13,320)
Gain (loss) on disposal of assets, net	66	152	(6)	(450)
Write-off of debt issuance costs	—	(1,103)	—	(1,103)
Other income (expense), net	416	(16)	1,795	75
Total non-operating income (expense), net	(242,330)	(118,576)	(421,334)	140,459
Loss before income taxes	(133,983)	(552,628)	(210,184)	(475,565)
Income tax benefit:
Deferred	1,322	7,173	2,084	4,756
Total income tax benefit	1,322	7,173	2,084	4,756
Net loss	$(132,661)	$(545,455)	$(208,100)	$(470,809)
Net loss per common share:
Basic	$(10.47)	$(46.75)	$(16.92)	$(40.44)
Diluted	$(10.47)	$(46.75)	$(16.92)	$(40.44)
Weighted-average common shares outstanding:
Basic	12,674	11,667	12,298	11,642
Diluted	12,674	11,667	12,298	11,642

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, March 31, 2021	12,900	$129	$2,426,769	—	$—	$(2,495,466)	$(68,568)
Restricted stock awards	6	—	—	—	—	—	—
Restricted stock forfeitures	(40)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	7	(451)	—	(451)
Retirement of treasury stock	(7)	—	(451)	(7)	451	—	—
Share-settled equity-based compensation	—	—	1,772	—	—	—	1,772
Issuance of common stock, net of costs	714	7	45,619	—	—	—	45,626
Net loss	—	—	—	—	—	(132,661)	(132,661)
Balance, June 30, 2021	13,573	$136	$2,473,709	—	$—	$(2,628,127)	$(154,282)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, March 31, 2020	11,970	$2,394	$2,388,035	—	$—	$(1,471,208)	$919,221
Reverse stock split	—	(2,277)	2,277	—	—	—	—
Restricted stock awards	13	2	(2)	—	—	—	—
Restricted stock forfeitures	(37)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	7	(122)	—	(122)
Retirement of treasury stock	(7)	—	(122)	(7)	122	—	—
Share-settled equity-based compensation	—	—	2,376	—	—	—	2,376
Net loss	—	—	—	—	—	(545,455)	(545,455)
Balance, June 30, 2020	11,939	$119	$2,392,564	—	$—	$(2,016,663)	$376,020

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2020	12,020	$120	$2,398,464	—	$—	$(2,420,027)	$(21,443)
Restricted stock awards	194	2	(2)	—	—	—	—
Restricted stock forfeitures	(41)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	44	(1,741)	—	(1,741)
Retirement of treasury stock	(44)	—	(1,741)	(44)	1,741	—	—
Share-settled equity-based compensation	—	—	4,510	—	—	—	4,510
Issuance of common stock, net of costs	1,438	14	72,478	—	—	—	72,492
Performance share conversion	6	—	—	—	—	—	—
Net loss	—	—	—	—	—	(208,100)	(208,100)
Balance, June 30, 2021	13,573	$136	$2,473,709	—	$—	$(2,628,127)	$(154,282)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2019	11,865	$2,373	$2,385,355	—	$—	$(1,545,854)	$841,874
Reverse stock split	—	(2,277)	2,277	—	—	—	—
Restricted stock awards	152	30	(30)	—	—	—	—
Restricted stock forfeitures	(44)	(2)	2	—	—	—	—
Stock exchanged for tax withholding	—	—	—	34	(762)	—	(762)
Retirement of treasury stock	(34)	(5)	(757)	(34)	762	—	—
Share-settled equity-based compensation	—	—	5,717	—	—	—	5,717
Net loss	—	—	—	—	—	(470,809)	(470,809)
Balance, June 30, 2020	11,939	$119	$2,392,564	—	$—	$(2,016,663)	$376,020

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(208,100)	$(470,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-settled equity-based compensation, net	3,798	4,070
Depletion, depreciation and amortization	78,085	127,876
Impairment expense	1,613	593,147
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	371,307	(207,299)
Settlements (paid) received for matured derivatives, net	(98,781)	134,595
Premiums received (paid) for commodity derivatives	9,041	(51,070)
Amortization of debt issuance costs	2,099	2,274
Amortization of operating lease right-of-use assets	5,764	7,242
Loss on extinguishment of debt	—	13,320
Deferred income tax benefit	(2,084)	(4,756)
Other, net	2,497	3,341
Changes in operating assets and liabilities:
Accounts receivable, net	(26,633)	16,110
Other current assets	(4,412)	2,584
Other noncurrent assets, net	(12,649)	(3,130)
Accounts payable and accrued liabilities	9,784	6,912
Undistributed revenue and royalties	21,557	(10,526)
Other current liabilities	29,952	12,378
Other noncurrent liabilities	4,859	(4,697)
Net cash provided by operating activities	187,697	171,562
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net	—	(23,563)
Capital expenditures:
Oil and natural gas properties	(166,077)	(241,939)
Midstream service assets	(1,561)	(1,761)
Other fixed assets	(1,236)	(2,069)
Proceeds from dispositions of capital assets, net of selling costs	307	728
Net cash used in investing activities	(168,567)	(268,604)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	245,000	—
Payments on Senior Secured Credit Facility	(120,000)	(100,000)
Issuance of January 2025 Notes and January 2028 Notes	—	1,000,000
Extinguishment of debt	—	(808,855)
Proceeds from issuance of common stock, net of costs	72,492	—
Stock exchanged for tax withholding	(1,741)	(762)
Payments for debt issuance costs	(1,452)	(18,451)
Other liabilities	2,798	—
Net cash provided by financing activities	197,097	71,932
Net increase (decrease) in cash, cash equivalents and restricted cash	216,227	(25,110)
Cash, cash equivalents and restricted cash, beginning of period	48,757	40,857
Cash, cash equivalents and restricted cash, end of period(1)	$264,984	$15,747
_____________________________________________________________________________
(1)    See Note 1 for further discussion of the Company's cash, cash equivalents and restricted cash.
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Laredo Petroleum, Inc.
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
The unaudited consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2020 is derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of June 30, 2021, results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020.
Certain disclosures have been condensed or omitted from the unaudited consolidated financial statements. Accordingly, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2020 Annual Report.
Significant accounting policies
See Note 2 in the 2020 Annual Report for discussion of significant accounting policies.
The following table presents the Company's cash, cash equivalents and restricted cash as of the dates presented:

	As of June 30,
(in thousands)	2021	2020
Cash and cash equivalents	$193,543	$15,747
Restricted cash(1)	71,441	—
Total cash, cash equivalents and restricted cash	$264,984	$15,747
_____________________________________________________________________________
(1)    Under the terms of the Sabalo/Shad PSAs (defined below), the Company deposited into third-party escrow accounts an amount equal to $71.4 million, which is included in "Other noncurrent assets, net" on the unaudited consolidated balance sheets as of June 30, 2021.
Use of estimates in the preparation of interim unaudited consolidated financial statements
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates are reasonable, actual results could differ.
See Note 2.b in the 2020 Annual Report for further information regarding the use of estimates and assumptions.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 2—New accounting standards
The Company considered the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board to the Accounting Standards Codification ("ASC") and has determined there are no ASUs that are not yet adopted and meaningful to disclose as of June 30, 2021.
Note 3—Acquisitions and divestitures
a.    2021 Acquisition and divestiture
Sabalo/Shad Acquisition
On May 7, 2021, the Company entered into two separate purchase and sale agreements, one (the "Sabalo PSA") with Sabalo Energy, LLC and its subsidiary, Sabalo Operating, LLC (collectively, "Sabalo"), and the other (the "Shad PSA" and, together with the Sabalo PSA, the "Sabalo/Shad PSAs") with Shad Permian, LLC ("Shad"), which is unaffiliated with Sabalo but owns interests in the same assets, pursuant to which the Company agreed to purchase (the "Sabalo/Shad Acquisition"), effective as of April 1, 2021, certain oil and gas properties in the Midland Basin, located in the Howard and Borden Counties, Texas, and related assets and contracts for an aggregate purchase price of $864.3 million, comprising $624.3 million of cash and 2,506,964 shares of the Company's common stock, par value $0.01 per share (the "Shares"), based upon the closing price of the Company's common stock on July 1, 2021. Under the terms of the Sabalo/Shad PSAs, the Company deposited into third-party escrow accounts an amount equal to $71.4 million, which is included in "Other noncurrent assets, net" on the unaudited consolidated balance sheets as of June 30, 2021. The Company funded the acquisition price and related transaction costs with respect to the Sabalo/Shad Acquisition with proceeds from a sale of working interests in certain of its oil and gas properties in connection with the Working Interest Sale (defined below), as more fully described below, and borrowings under its Senior Secured Credit Facility (defined below).
The Sabalo/Shad Acquisition will be accounted for as a single transaction because the Sabalo PSA and Shad PSA were entered into at the same time and in contemplation of one another and form a single transaction designed to achieve an overall economic effect. The Sabalo/Shad Acquisition will be accounted for as an asset acquisition as substantially all of the gross assets acquired are concentrated in a group of similar identifiable assets. The consideration paid will be allocated to the individual assets acquired and liabilities assumed based on their relative fair values. All transaction costs associated with the Sabalo/Shad Acquisition will be capitalized. As of June 30, 2021, the Company has recorded $3.9 million in transaction costs associated with the Sabalo/Shad Acquisition, which are included in "Other noncurrent assets, net" on the unaudited consolidated balance sheet.
The Company expects to finalize its allocation of the purchase consideration as soon as practicable after completion of the Sabalo/Shad Acquisition.
For income tax purposes, the Sabalo/Shad Acquisition will be treated as an asset purchase such that the tax basis in the assets and liabilities will generally reflect the allocated fair value at closing. Therefore, the Company does not anticipate a material tax consequence for deferred income taxes related to the Sabalo/Shad Acquisition.
Sale of Working Interest
On May 7, 2021, the Company entered into a purchase and sale agreement (the "Sixth Street PSA") with Piper Investments Holdings, LLC, an affiliate of Sixth Street Partners, LLC ("Sixth Street"), pursuant to which the Company agreed to sell to Sixth Street a portion of the Company's working interests in certain specified oil and gas properties (the "Working Interest Sale" and, together with the Sabalo/Shad Acquisition, the "Transactions"), for an aggregate purchase price of $405.0 million in cash at closing and potential cash flow-based earn-out payments after closing, subject to certain customary adjustments. The interests conveyed include such undivided interest in and to the scheduled oil and gas leases as may be necessary to entitle the purchaser to the scheduled working interest and net revenue interest amounts, and the undivided percentage ownership in and to the scheduled producing wellbores, comprising approximately 37.5% of the Company's interest in such producing wellbores, the properties being primarily located within the Glasscock and Reagan Counties, Texas, subject to certain excluded assets and title diligence procedures.
Effective at closing, the operations and cash flows of the 37.5% working interest in certain oil and natural gas properties included in the Working Interest Sale will be eliminated from the ongoing operations of the Company. The Company will

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
continue to own a partial working interest in the properties and will operate the properties. The Company expects to record a gain on the Working Interest Sale, net of transaction costs, pursuant to full cost accounting rules as the Working Interest Sale represents more than 25% of the Company’s pre-acquisition reserves. For the purposes of calculating the gain, total capitalized costs will be allocated between reserves sold and reserves retained. During the three months ended June 30, 2021, the Company recognized $1.7 million in transaction costs associated with the Working Interest Sale, which are included in "Transaction expenses" on the unaudited consolidated statement of operations.
The Sixth Street PSA provides the Company with the right to receive up to a maximum of $93.7 million in additional cash contingent consideration for the Working Interest Sale if certain cash flow targets related to divested oil and natural gas property operations are met. The contingent consideration is made up of quarterly payments through June 2027 totaling up to $38.7 million and a potential balloon payment of $55.0 million in June 2027. The Company has concluded that the contingent consideration should be accounted for as a derivative instrument, with all gains and losses as a result of changes in the fair value of the contingent consideration derivative recognized in earnings in the period in which the changes occur.
See Note 19.b for discussion of the July 1, 2021 closing of the Transactions.
b.    2020 Asset acquisitions
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
c.    2020 Divestiture
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
d.    Exchange of unevaluated oil and natural gas properties
From time to time, the Company exchanges undeveloped acreage with third parties. The exchanges are recorded at fair value and the difference is accounted for as an adjustment of capitalized costs with no gain or loss recognized pursuant to the rules governing full cost accounting, unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil, NGL and natural gas.
Note 4—Leases
The Company has recognized operating lease right-of-use assets and operating lease liabilities on the unaudited consolidated balance sheets for leases of commercial real estate with lease terms extending into 2027 and drilling, completion, production and other equipment leases with lease terms extending into 2022. The Company's lease costs include those that are recognized in net income or loss during the period and capitalized as part of the cost of another asset in accordance with GAAP.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The lease costs related to drilling, completion and production activities are reflected at the Company's net ownership, which is consistent with the principles of proportional consolidation, and lease commitments are reflected on a gross basis. As of June 30, 2021, the Company had an average working interest of 97% in Laredo-operated active productive wells. See Note 5 in the 2020 Annual Report for additional discussion of the Company's leases.
Note 5—Property and equipment
The following table presents the Company's property and equipment as of the dates presented:

(in thousands)	June 30, 2021	December 31, 2020
Evaluated oil and natural gas properties	$8,053,975	$7,874,932
Less accumulated depletion and impairment	(6,889,399)	(6,817,949)
Evaluated oil and natural gas properties, net	1,164,576	1,056,983

Unevaluated oil and natural gas properties not being depleted	62,248	70,020

Midstream service assets	183,079	181,718
Less accumulated depreciation and impairment	(73,398)	(69,021)
Midstream service assets, net	109,681	112,697

Depreciable other fixed assets	38,210	37,454
Less accumulated depreciation and amortization	(25,563)	(24,344)
Depreciable other fixed assets, net	12,647	13,110

Land	18,901	18,901

Total property and equipment, net	$1,368,053	$1,271,711
See Note 10.b for discussion of impairments of inventory during the six months ended June 30, 2021. See Note 6 in the 2020 Annual Report for additional discussion of the Company's property and equipment.
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
The Company excludes unevaluated property acquisition costs and exploration costs from the depletion calculation until it is determined whether or not proved reserves can be assigned to the properties. The Company capitalizes a portion of its interest costs to its unevaluated properties and such costs become subject to depletion when proved reserves can be assigned to the associated properties. All items classified as unevaluated properties are assessed on a quarterly basis for possible impairment. The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling incurred capital expenditures to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion.
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
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents incurred capital expenditures in the acquisition, exploration and development of oil and natural gas properties, with asset retirement obligations included in evaluated property acquisition costs and development costs, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Property acquisition costs:
Evaluated	$—	$—	$—	$7,586
Unevaluated	—	912	—	16,468
Exploration costs	15,313	3,374	19,270	10,084
Development costs	87,509	72,567	152,001	218,725
Total oil and natural gas properties incurred capital expenditures	$102,822	$76,853	$171,271	$252,863
The aforementioned total oil and natural gas properties incurred capital expenditures included certain employee-related costs as shown in the table below.
The following table presents capitalized employee-related incurred capital expenditures in the acquisition, exploration and development of oil and natural gas properties for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Capitalized employee-related costs	$4,848	$4,092	$9,089	$8,597
The following table presents depletion expense, which is included in "Depletion, depreciation and amortization" on the unaudited consolidated statements of operations, and depletion expense per BOE sold of evaluated oil and natural gas properties for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands except per BOE data)	2021	2020	2021	2020
Depletion expense of evaluated oil and natural gas properties	$36,650	$63,305	$71,375	$121,057
Depletion expense per BOE sold	$4.69	$7.39	$4.78	$7.36
The full cost ceiling is based principally on the estimated future net cash flows from proved oil, NGL and natural gas reserves, which exclude the effect of the Company's commodity derivative transactions, discounted at 10%. SEC guidelines require companies to use the unweighted arithmetic average first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period before differentials ("Benchmark Prices"). The Benchmark Prices are then adjusted for quality, certain transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the delivery point ("Realized Prices") without giving effect to the Company's commodity derivative transactions. The Realized Prices are utilized to calculate the estimated future net cash flows in the full cost ceiling calculation. Significant inputs included in the calculation of discounted cash flows used in the impairment analysis include the Company's estimate of operating and development costs, anticipated production of proved reserves and other relevant data. In the event the unamortized cost of evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, as defined by the SEC, the excess is expensed in the period such excess occurs. Once incurred, a write-down of oil and natural gas properties is not reversible. The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling as of June 30, 2021, and as such, the Company did not record a second-quarter full cost ceiling impairment.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents the Benchmark Prices and the Realized Prices as of the dates presented:

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Benchmark Prices:
Oil ($/Bbl)	$46.26	$36.49	$36.04	$39.88
NGL ($/Bbl)(1)	$23.69	$19.24	$16.63	$16.95
Natural gas ($/MMBtu)	$2.06	$1.69	$1.21	$1.06
Realized Prices:
Oil ($/Bbl)	$47.31	$38.28	$37.69	$41.08
NGL ($/Bbl)	$14.01	$9.92	$7.43	$7.71
Natural gas ($/Mcf)	$1.51	$1.20	$0.79	$0.68
_____________________________________________________________________________
(1)    Based on the Company's average composite NGL barrel.
The following table presents full cost ceiling impairment expense, which is included in "Impairment expense" on the unaudited consolidated statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Full cost ceiling impairment expense	$—	$406,448	$—	$583,630
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
c.    Senior Secured Credit Facility
On May 7, 2021, the Company entered into the Sixth Amendment (the “Sixth Amendment”) to the “Senior Secured Credit Facility” among the Company, as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors, and the banks signatory thereto. The Sixth Amendment, among other things, reaffirmed the Senior Secured Credit Facility borrowing base at $725 million and amended the Senior Secured Credit Facility to permit (i) the Sabalo/Shad Acquisition and the other transactions contemplated by the Sabalo/Shad PSAs and (ii) the Working Interest Sale and the other transactions contemplated by the Sixth Street PSA, in each case, subject to the terms of the Sixth Amendment and the Senior Secured Credit Facility.
As of June 30, 2021, the Senior Secured Credit Facility, which matures on April 19, 2023, had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $725.0 million each, with $380.0 million outstanding, and was subject to an interest rate of 3.658%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of June 30, 2021 and December 31, 2020, the Company had one letter of credit outstanding of $44.1 million under the Senior Secured Credit Facility. The Senior Secured Credit Facility is fully and unconditionally guaranteed by LMS and GCM. For additional information see Note 7.c in the 2020 Annual Report.
See Note 19.c for discussion of (i) additional borrowings and payments on and (ii) an amendment to the Senior Secured Credit Facility subsequent to June 30, 2021.
The Company's measurements of Adjusted EBITDA (non-GAAP) for financial reporting as compared to compliance under its debt agreements differ.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
d.    Debt issuance costs
The Company capitalized debt issuance costs of $18.4 million during the six months ended June 30, 2020 in connection with the issuance of the January 2025 Notes and January 2028 Notes. The Company capitalized $1.5 million in debt issuance costs during the six months ended June 30,2021 in connection with entering into the Sixth Amendment to the Senior Secured Credit Facility. The Company wrote off debt issuance costs during the six months ended June 30, 2020 in connection with the extinguishment of the January 2022 Notes and March 2023 Notes, which are included in "Loss on extinguishment of debt" on the unaudited consolidated statement of operations. No debt issuance costs were written off during the six months ended June 30, 2021.
The Company had total debt issuance costs of $16.0 million and $17.0 million, net of accumulated amortization of $24.2 million and $22.1 million, as of June 30, 2021 and December 31, 2020, respectively. Debt issuance costs related to the Company's January 2025 and January 2028 Notes are included in "Long-term debt, net" on the unaudited consolidated balance sheets. Debt issuance costs related to the Senior Secured Credit Facility are included in "Other noncurrent assets, net" on the unaudited consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the respective terms of the notes and the Senior Secured Credit Facility. See Note 6.e for additional discussion of debt issuance costs.
e.    Long-term debt, net
The following table presents the Company's long-term debt and debt issuance costs, net included in "Long-term debt, net" on the unaudited consolidated balance sheets as of the dates presented:

	June 30, 2021			December 31, 2020
(in thousands)	Long-term debt	Debt issuance costs, net	Long-term debt, net	Long-term debt	Debt issuance costs, net	Long-term debt, net
January 2025 Notes	$577,913	$(7,402)	$570,511	$577,913	$(8,676)	$569,237
January 2028 Notes	361,044	(5,443)	355,601	361,044	(6,015)	355,029
Senior Secured Credit Facility(1)	380,000	—	380,000	255,000	—	255,000
Long-term debt, net	$1,318,957	$(12,845)	$1,306,112	$1,193,957	$(14,691)	$1,179,266
______________________________________________________________________________
(1)Debt issuance costs, net related to the Senior Secured Credit Facility of $3.2 million and $2.3 million as of June 30, 2021 and December 31, 2020, respectively, are included in "Other noncurrent assets, net" on the unaudited consolidated balance sheets.
See Note 19.a for discussion of an additional notes offering subsequent to June 30, 2021.
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
Condensed notes to the consolidated financial statements
(Unaudited)
As of June 30, 2021, the Company has sold 1,438,105 shares of its common stock pursuant to the ATM Program for net proceeds of approximately $72.5 million, after underwriting commissions and other related expenses. Proceeds from the share sales were utilized to reduce borrowings on the Senior Secured Credit Facility.
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
Note 8—Equity Incentive Plan
The Laredo Petroleum, Inc. Omnibus Equity Incentive Plan (the "Equity Incentive Plan") provides for the granting of incentive awards in the form of restricted stock awards, stock option awards, performance share awards, outperformance share awards, performance unit awards, phantom unit awards and other awards. On June 1, 2020, in connection with the effectiveness of the reverse stock split and Authorized Share Reduction, the board of directors approved and adopted an amendment to the Equity Incentive Plan to proportionately adjust the limitations on awards that may be granted under the Equity Incentive Plan. Following the amendment, an aggregate of 1,492,500 shares of common stock may be issued under the Equity Incentive Plan. See Note 7.b for additional discussion of the reverse stock split and Authorized Share Reduction. On May 20, 2021, the Company's stockholders approved an amendment to the Equity Incentive Plan to, among other things, increase the maximum number of shares of the Company's common stock issuable under the Equity Incentive Plan from 1,492,500 to 2,432,500 shares.
See Note 9.a in the 2020 Annual Report for additional discussion of the Company's equity-based compensation awards.
a.    Restricted stock awards
Restricted stock awards granted to employees vest on a 33%, 33% and 34% schedule per year beginning on the first anniversary of the grant date and restricted stock awards granted to non-employee directors vest immediately on the grant date.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table reflects the restricted stock award activity for the six months ended June 30, 2021:

(in thousands, except for weighted-average grant-date fair value)	Restricted stock awards	Weighted-average grant-date fair value (per share)
Outstanding as of December 31, 2020	309	$44.88
Granted	194	$36.04
Forfeited	(41)	$44.67
Vested(1)	(125)	$64.14
Outstanding as of June 30, 2021	337	$32.70
_____________________________________________________________________________
(1)The aggregate intrinsic value of vested restricted stock awards for the six months ended June 30, 2021 was $4.9 million.
The Company utilizes the closing stock price on the grant date to determine the fair value of restricted stock awards. As of June 30, 2021, unrecognized equity-based compensation related to the restricted stock awards expected to vest was $8.8 million. Such cost is expected to be recognized over a weighted-average period of 1.95 years.
b.    Stock option awards
As of June 30, 2021, the 11,362 outstanding stock option awards had a weighted-average exercise price of $257.42 per award and a weighted-average remaining contractual term of 3.29 years. There was no activity related to the stock option awards during the six months ended June 30, 2021. The intrinsic value of the vested and exercisable stock option awards as of June 30, 2021 was de minimis.
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

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table reflects the performance share award activity for the six months ended June 30, 2021:

(in thousands, except for weighted-average grant-date fair value)	Performance share awards	Weighted-average grant-date fair value (per share)
Outstanding as of December 31, 2020	97	$84.06
Forfeited	(10)	$74.70
Vested(1)	(15)	$184.43
Outstanding as of June 30, 2021	72	$64.78
______________________________________________________________________________
(1)The performance share awards granted on February 16, 2018 had a performance period of January 1, 2018 to December 31, 2020 and, as their market and performance criteria were partially satisfied, resulted in a 43% payout. As such, the granted awards vested and were converted into 6,343 shares of the Company's common stock during the six months ended June 30, 2021 based on this 43% payout.
As of June 30, 2021, unrecognized equity-based compensation related to the performance share awards expected to vest was $1.4 million. Such cost is expected to be recognized over a weighted-average period of 0.67 years. As of June 30, 2021, the expense per performance share, which is the fair value per performance share adjusted for the estimated payout of the performance criteria, was $86.64.
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
As of June 30, 2021, unrecognized equity-based compensation related to the outperformance share award expected to vest was $0.3 million. Such cost is expected to be recognized over a weighted-average period of 2.14 years.
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
(2)The Company utilized its own remaining performance period matched historical volatility in order to develop the expected volatility.
The following table reflects the performance unit award activity for the six months ended June 30, 2021:

(in thousands)	Performance units
Outstanding as of December 31, 2020	99
Granted	110
Outstanding as of June 30, 2021	209
As of June 30, 2021, unrecognized equity-based compensation related to the performance unit awards expected to vest was $21.5 million. Such cost is expected to be recognized over a weighted-average period of 2.31 years. As of June 30, 2021, the expense per performance unit, which is the fair value per performance unit adjusted for the estimated payout of the performance criteria, for the 2021 and 2020 performance unit awards was $135.58 and $145.77, respectively.
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

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table reflects the phantom unit award activity for the six months ended June 30, 2021:

(in thousands)	Phantom units
Outstanding as of December 31, 2020	75
Granted	5
Forfeited	(22)
Vested(1)	(25)
Outstanding as of June 30, 2021	33
______________________________________________________________________________
(1)On March 5, 2021, the vested phantom unit awards were settled and paid out in cash at a fair value of $34.24 based on the Company's closing stock price on the vesting date.
The Company utilizes the closing stock price on the last day of each reporting period to determine the fair value of phantom unit awards and the life-to-date recognized expense is adjusted accordingly. As of June 30, 2021, unrecognized equity-based compensation related to the phantom unit awards expected to vest was $2.6 million. Such cost is expected to be recognized over a weighted-average period of 1.82 years.
g.    Equity-based compensation
The following table reflects equity-based compensation expense for the periods presented:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2021	2020		2021	2020
Equity awards:
Restricted stock awards	$1,857	$2,044		$3,820	$4,542
Performance share awards	(129)	282		596	1,038
Outperformance share award	44	43		87	87
Stock option awards	—	7		7	50
Total share-settled equity-based compensation, gross	$1,772	$2,376		$4,510	$5,717
Less amounts capitalized	(42)	(682)		(712)	(1,647)
Total share-settled equity-based compensation, net	$1,730	$1,694		$3,798	$4,070
Liability awards:
Performance unit awards	$6,352	$166		$7,172	$190
Phantom unit awards	427	86	7	933	111
Total cash-settled equity-based compensation, gross	$6,779	$252		$8,105	$301
Less amounts capitalized	(95)	(33)		(293)	(43)
Total cash-settled equity-based compensation, net	$6,684	$219		$7,812	$258
Total equity-based compensation, net	$8,414	$1,913		$11,610	$4,328
Note 9—Derivatives
The Company has three types of derivative instruments as of June 30, 2021: (i) commodity derivatives, (ii) a debt interest rate derivative and (iii) a contingent consideration derivative. See Notes (i) 2.e in the 2020 Annual Report for discussion of the Company's significant accounting policies for derivatives and presentation, (ii) 10.a for discussion of fair value measurement of derivatives on a recurring basis and (iii) 19.d for discussion of derivatives subsequent events. The Company's derivatives were not designated as hedges for accounting purposes, and the Company does not enter into such instruments for speculative trading purposes. Accordingly, the changes in fair value are recognized in "Gain (loss) on derivatives, net" under "Non-operating income (expense)" on the unaudited consolidated statements of operations.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes components of the Company's gain (loss) on derivatives, net by type of derivative instrument for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Commodity	$(216,869)	$(90,864)	$(370,902)	$200,497
Interest rate	(30)	(338)	(26)	(338)
Contingent consideration	(43)	665	(379)	7,140
Gain (loss) on derivatives, net	$(216,942)	$(90,537)	$(371,307)	$207,299
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
During the six months ended June 30, 2021, the Company’s derivatives were settled based on reported prices on commodity exchanges, with (i) oil derivatives settled based on Brent ICE pricing, (ii) NGL derivatives settled based on Mont Belvieu OPIS pricing and (iii) natural gas derivatives settled based on Henry Hub NYMEX and Waha Inside FERC pricing.
During the six months ended June 30, 2021, the Company completed a hedge restructuring by (i) selling 2,254,500 calendar year 2021 $55.00 per barrel Brent ICE puts, which volumetrically offset existing calendar year 2021 $55.00 per barrel Brent ICE puts, and receiving aggregate premiums of $9.0 million at inception of the contracts and (ii) entering into 2,254,500 calendar year 2021 Brent ICE swaps at a weighted-average price of $55.09 per barrel. Associated with the aforementioned existing calendar year 2021 $55.00 per barrel Brent ICE puts, which were entered into during 2020, were $50.6 million in aggregate premiums paid at the inception of the contacts.
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
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes open commodity derivative positions as of June 30, 2021, for commodity derivatives that were entered into through June 30, 2021, for the settlement periods presented:

	Remaining Year 2021(1)	Year 2022(1)
Oil:
WTI NYMEX - Collars:
Volume (Bbl)	—	1,204,500
Weighted-average floor price ($/Bbl)	$—	$55.00
Weighted-average ceiling price ($/Bbl)	$—	$74.35
Brent ICE - Swaps:
Volume (Bbl)	3,781,200	4,124,500
Weighted-average price ($/Bbl)	$51.29	$48.34
Brent ICE - Collars:
Volume (Bbl)	662,400	1,551,250
Weighted-average floor price ($/Bbl)	$55.00	$56.65
Weighted-average ceiling price ($/Bbl)	$66.53	$65.44
Total Brent ICE:
Total volume (Bbl)	4,443,600	5,675,750
Weighted-average floor price ($/Bbl)	$51.84	$50.61
Weighted-average ceiling price ($/Bbl)	$53.56	$53.01
NGL:
Mont Belvieu OPIS:
Purity Ethane - Swaps:
Volume (Bbl)	460,000	—
Weighted-average price ($/Bbl)	$12.01	$—
Non-TET Propane - Swaps:
Volume (Bbl)	1,221,576	—
Weighted-average price ($/Bbl)	$22.90	$—
Non-TET Normal Butane - Swaps:
Volume (Bbl)	407,192	—
Weighted-average price ($/Bbl)	$25.87	$—
Non-TET Isobutane - Swaps:
Volume (Bbl)	111,136	—
Weighted-average price ($/Bbl)	$26.55	$—
Non-TET Natural Gasoline - Swaps:
Volume (Bbl)	444,176	—
Weighted-average price ($/Bbl)	$38.16	$—
Total NGL volume (Bbl)	2,644,080	—
Natural gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	21,436,000	3,650,000
Weighted-average price ($/MMBtu)	$2.59	$2.73
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	28,556,800	18,067,500
Weighted-average differential ($/MMBtu)	$(0.47)	$(0.41)
______________________________________________________________________________
(1)Does not include derivative positions entered into on behalf of Sixth Street, which were novated upon closing of the Working Interest Sale subsequent to June 30, 2021.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
During the three months ended June 30, 2021, in connection with the Working Interest Sale, the Company entered into derivative positions on behalf of Sixth Street. These derivatives are included in the Company's mark-to-market hedge position as of June 30, 2021 and were subsequently novated to Sixth Street upon the closing of the Working Interest Sale. The following table summarizes the commodity derivative positions entered into on behalf of Sixth Street as of June 30, 2021, for commodity derivatives that were entered into through June 30, 2021, for the settlement periods presented:

	Remaining Year 2021	Year 2022	Year 2023	Year 2024	Year 2025
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	786,242	1,280,111	1,017,720	847,480	730,509
Weighted-average price ($/Bbl)	$63.38	$59.79	$56.70	$54.70	$53.52
WTI Midland to WTI Nymex - Basis Swaps:
Volume (Bbl)	786,242	1,280,111	1,017,720	—	730,509
Weighted-average differential ($/Bbl)	$0.24	$0.50	$0.50	$—	$0.40
NGL:
Mont Belvieu OPIS:
Purity Ethane - Swaps:
Volume (Bbl)	356,327	629,123	280,362	—	—
Weighted-average price ($/Bbl)	$10.50	$9.56	$8.87	$—	$—
Non-TET Propane - Swaps:
Volume (Bbl)	267,245	471,841	210,271	—	—
Weighted-average price ($/Bbl)	$33.60	$28.19	$24.89	$—	$—
Non-TET Normal Butane - Swaps:
Volume (Bbl)	80,983	142,983	63,719	—	—
Weighted-average price ($/Bbl)	$37.70	$31.55	$27.77	$—	$—
Non-TET Isobutane - Swaps:
Volume (Bbl)	24,295	42,897	19,116	—	—
Weighted-average price ($/Bbl)	$37.54	$31.45	$27.67	$—	$—
Non-TET Natural Gasoline - Swaps:
Volume (Bbl)	80,983	142,983	63,719	—	—
Weighted-average price ($/Bbl)	$58.38	$52.92	$48.20	$—	$—
Total NGL volume (Bbl)	809,833	1,429,827	637,187	—	—
Natural gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	9,219,072	16,276,973	14,038,618	12,385,310	11,112,681
Weighted-average price ($/MMBtu)	$3.00	$2.73	$2.56	$2.55	$2.57
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	9,219,072	16,276,973	14,038,618	12,385,310	—
Weighted-average differential ($/MMBtu)	$(0.04)	$(0.26)	$(0.41)	$(0.42)	$—

Table of Contents	Laredo Petroleum, Inc.
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
c.    Contingent consideration
The Company's asset acquisition of oil and natural gas properties that closed on April 30, 2020 provides for potential contingent payments to be paid by the Company if the arithmetic average of the monthly settlement WTI NYMEX prices exceed certain thresholds for the contingency period beginning on January 1, 2021 and ending on the earlier of December 31, 2022 or the date the counterparty has received the maximum consideration of $1.2 million. See Note 3.b for further discussion of the Company's asset acquisition associated with potential contingent consideration payments. At each quarterly reporting period, the Company remeasures its contingent consideration with the changes in fair values recognized in earnings.

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
Balance sheet presentation
The following tables present the Company's derivatives by (i) balance sheet classification, (ii) derivative type and (iii) fair value hierarchy level, and provide a total, on a gross basis and a net basis reflected in "Derivatives" on the unaudited consolidated balance sheets as of the dates presented:

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
Assets:
Current:
Commodity - Oil	$—	$5,993	$—	$5,993	$(5,993)	$—
Commodity - NGL	—	27	—	27	(27)	—
Commodity - Natural gas	—	1,650	—	1,650	(1,650)	—
Noncurrent:
Commodity - Oil	$—	$6,678	$—	$6,678	$(6,255)	$423
Commodity - NGL	—	—	—	—	—	—
Commodity - Natural gas	—	6,542	—	6,542	(6,542)	—
Liabilities:
Current:
Commodity - Oil	$—	$(150,865)	$—	$(150,865)	$5,993	$(144,872)
Commodity - NGL	—	(65,171)	—	(65,171)	27	(65,144)
Commodity - Natural gas	—	(46,756)	—	(46,756)	1,650	(45,106)
Interest rate - LIBOR	—	(179)	—	(179)	—	(179)
Contingent consideration	—	(1,159)	—	(1,159)	—	(1,159)
Noncurrent:
Commodity - Oil	$—	$(57,774)	$—	$(57,774)	$6,255	$(51,519)
Commodity - NGL	—	(6,087)	—	(6,087)	—	(6,087)
Commodity - Natural gas	—	(10,450)	—	(10,450)	6,542	(3,908)
Interest rate - LIBOR	—	—	—	—	—	—
Contingent consideration	—	—	—	—	—	—
Net derivative liability positions	$—	$(317,551)	$—	$(317,551)	$—	$(317,551)

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity - Oil	$—	$32,958	$—	$32,958	$(24,930)	$8,028
Commodity - NGL	—	2,720	—	2,720	(2,720)	—
Commodity - Natural gas	—	521	—	521	(656)	(135)
Noncurrent:
Commodity - Oil	$—	$—	$—	$—	$—	$—
Commodity - NGL	—	—	—	—	—	—
Commodity - Natural gas	—	535	—	535	(535)	—
Liabilities:
Current:
Commodity - Oil	$—	$(25,118)	$—	$(25,118)	$24,930	$(188)
Commodity - NGL	—	(16,185)	—	(16,185)	2,720	(13,465)
Commodity - Natural gas	—	(17,958)	—	(17,958)	656	(17,302)
Interest rate - LIBOR	—	(206)	—	(206)	—	(206)
Contingent consideration	—	(665)	—	(665)	—	(665)
Noncurrent:
Commodity - Oil	$—	$(10,932)	$—	$(10,932)	$—	$(10,932)
Commodity - NGL	—	—	—	—	—	—
Commodity - Natural gas	—	(1,476)	—	(1,476)	535	(941)
Interest rate - LIBOR	—	(63)	—	(63)	—	(63)
Contingent consideration	—	(115)	—	(115)	—	(115)
Net derivative liability positions	$—	$(35,984)	$—	$(35,984)	$—	$(35,984)
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
The Company's acquisition of oil and natural gas properties that closed on April 30, 2020 provides for potential contingent payments to be paid by the Company. The fair value of the contingent consideration derivative liability was $1.2 million and $0.8 million as of June 30, 2021 and December 31, 2020, respectively. See Note 3.b for further discussion of the Company's asset acquisition associated with the potential contingent consideration payments.
b.    Fair value measurement on a nonrecurring basis
See Note 2.i in the 2020 Annual Report for the Level 2 fair value hierarchy input assumptions used in estimating the net realizable value ("NRV") of inventory used to determine the $1.6 million and $1.3 million impairment expense of inventory recorded during the six months ended June 30, 2021 and 2020, respectively, pertaining to line-fill and other inventories.
See Note 11.b in the 2020 Annual Report for the Level 3 fair value hierarchy input assumptions used in the fair value measurement of long-lived assets used to determine the $8.2 million impairment expense of long-lived assets recorded during the six months ended June 30, 2020, pertaining to midstream service assets. There were no impairments of long-lived assets recorded during the six months ended June 30, 2021.

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
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	June 30, 2021		December 31, 2020
(in thousands)	Long-term debt	Fair value(1)	Long-term debt	Fair value(1)
January 2025 Notes	$577,913	$608,953	$577,913	$499,299
January 2028 Notes	361,044	396,607	361,044	299,667
Senior Secured Credit Facility	380,000	380,611	255,000	255,187
Total	$1,318,957	$1,386,171	$1,193,957	$1,054,153
______________________________________________________________________________
(1)The fair values of the outstanding notes were determined using the Level 1 fair value hierarchy quoted market prices for each respective instrument as of June 30, 2021 and December 31, 2020. The fair values of the outstanding debt under the Senior Secured Credit Facility were estimated utilizing the Level 2 fair value hierarchy pricing model for similar instruments as of June 30, 2021 and December 31, 2020.
Note 11—Net loss per common share
Basic and diluted net loss per common share are computed by dividing net loss by the weighted-average common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution of non-vested restricted stock awards, outstanding stock option awards, non-vested performance share awards and the non-vested outperformance share award. See Note 8 for additional discussion of these awards. For the periods presented, all of these awards were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net loss per common share.
The following table reflects the calculations of basic and diluted (i) weighted-average common shares outstanding and (ii) net loss per common share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except for per share data)	2021	2020	2021	2020
Net loss (numerator)	$(132,661)	$(545,455)	$(208,100)	$(470,809)
Weighted-average common shares outstanding (denominator):
Basic	12,674	11,667	12,298	11,642
Diluted	12,674	11,667	12,298	11,642
Net loss per common share:
Basic	$(10.47)	$(46.75)	$(16.92)	$(40.44)
Diluted	$(10.47)	$(46.75)	$(16.92)	$(40.44)
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
Condensed notes to the consolidated financial statements
(Unaudited)
b.    Drilling rig contracts
The Company enters into drilling rig contracts to ensure availability of desired rigs to facilitate drilling plans. The Company has two operating leases for terms of multiple months, both of which contain early termination clauses that require the Company to potentially pay penalties to the third party should the Company cease drilling efforts. These penalties would negatively impact the Company's financial statements upon early contract termination. There were no penalties incurred for early contract termination for either of the six months ended June 30, 2021 or 2020. As these drilling rig contracts are operating leases, the present value of the future commitment as of June 30, 2021 related to the drilling rig contract with an initial term greater than 12 months is included in current and noncurrent "Operating lease liabilities" on the unaudited consolidated balance sheet as of June 30, 2021. See Note 5 in the 2020 Annual Report for additional discussion of the Company's leases.
c.    Firm sale and transportation commitments
The Company has committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. A portion of the Company's commitments are related to transportation commitments with a certain pipeline pertaining to the gathering of the Company's production from established acreage that extends into 2024. The Company was unable to satisfy a portion of this particular commitment with produced or purchased oil, therefore, the Company expensed firm transportation payments on excess capacity of $1.1 million during the six months ended June 30, 2021, which is recorded in "Transportation and marketing expenses" on the unaudited consolidated statement of operations. No firm transportation payments on excess pipeline capacity were incurred during the six months ended June 30, 2020. The Company's estimated aggregate liability of firm transportation payments on excess capacity is $3.4 million as of June 30, 2021, and is included in "Accounts payable and accrued liabilities" on the unaudited consolidated balance sheet. As of June 30, 2021, future firm sale and transportation commitments of $244.4 million are expected to be satisfied, and as such, are not recorded as a liability on the unaudited consolidated balance sheet.
d.    Sand purchase commitment
During the year ended December 31, 2020, the Company entered into an agreement to take delivery of processed sand at a fixed price for one year, which is utilized in the Company's completions activities, from its sand mine that is operated by a third-party contractor. As of June 30, 2021, under the terms of this agreement, the Company is required to purchase a certain volume remaining under its commitment or it would incur a shortfall payment of $1.7 million at the end of the contract period.
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
f.    Environmental
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed in the period incurred. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Management believes no materially significant liabilities of this nature existed as of June 30, 2021 or December 31, 2020.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 13—Supplemental cash flow and non-cash information
The following table presents supplemental cash flow and non-cash information for the periods presented:

	Six months ended June 30,
(in thousands)	2021	2020
Supplemental cash flow information:
Cash paid for interest, net of $890 and $1,822 of capitalized interest, respectively	$49,966	$25,595
Supplemental non-cash investing information:
Fair value of contingent consideration on acquisition date(1)	$—	$225
Change in accrued capital expenditures	$4,366	$(15,024)
Capitalized share-settled equity-based compensation	$712	$1,647
Capitalized asset retirement cost	$730	$1,082
_____________________________________________________________________________
(1)See Notes 3.b and 9.c for discussion of the Company's 2020 acquisition of oil and natural gas properties that includes contingent consideration. See Note 10.a for discussion of the quarterly remeasurement of this contingent consideration.
The following table presents supplemental non-cash adjustments information related to operating leases for the periods presented:

	Six months ended June 30,
(in thousands)	2021	2020
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$7,532	$2,349
_____________________________________________________________________________
(1)See Note 4 for additional discussion of the Company's leases.
Note 14—Asset retirement obligations
See Note 2.k in the 2020 Annual Report for discussion of the Company's significant accounting policies for asset retirement obligations.
The following table reconciles the Company's asset retirement obligation liability associated with tangible long-lived assets for the periods presented:

	Six months ended June 30,
(in thousands)	2021	2020
Liability at beginning of period	$68,326	$62,718
Liabilities added due to acquisitions, drilling, midstream service asset construction and other	730	1,082
Accretion expense (1)	2,301	2,223
Liabilities settled due to plugging and abandonment or removed due to sale	(150)	(778)
Liability at end of period	$71,206	$65,245
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
Condensed notes to the consolidated financial statements
(Unaudited)
Note 16—Income taxes
The Company is subject to federal and state income taxes and the Texas franchise tax. As of June 30, 2021, the Company had federal net operating loss carryforwards totaling $2.2 billion, and of this amount, $1.7 billion will begin to expire in 2026 and $436.3 million will not expire but may be limited in future periods, and state of Oklahoma net operating loss carryforwards totaling $34.5 million that will begin to expire in 2032. As of June 30, 2021, the Company believes it is more likely than not that a portion of the net operating loss carryforwards are not fully realizable. The Company continues to consider new evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed. Such consideration includes projected future cash flows from its oil, NGL and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of June 30, 2021, the Company's ability to capitalize intangible drilling costs, rather than expensing these costs and future projections of Oklahoma sourced income. As of June 30, 2021, a total valuation allowance of $532.8 million has been recorded to offset the Company's federal and Oklahoma net deferred tax assets, resulting in a Texas net deferred tax asset of $3.6 million, which is included in "Other noncurrent assets, net" on the unaudited consolidated balance sheets.
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
The following table presents the capital expenditures for oil and natural gas properties paid to Halliburton included in the unaudited consolidated statements of cash flows for the periods presented:

	Six months ended June 30,
(in thousands)	2021	2020
Capital expenditures for oil and natural gas properties	$25,657	$18,104
Note 18—Organizational restructurings
On June 29, 2021 (the "Effective Date"), the Company committed to a company-wide reorganization effort (the “Plan”) that included a workforce reduction of 14 individuals, or approximately 5% of the workforce. The reduction in workforce was communicated to employees on the Effective Date and implemented immediately, subject to certain administrative procedures. The Company put the Plan in place in order to better position the Company for the future. In connection with the Plan, the Company incurred an aggregate of $9.8 million of one-time charges during the three months ended June 30, 2021 comprising of compensation, tax, professional, outplacement and insurance related expenses. These charges are accrued in "Other current liabilities" on the unaudited consolidated balance sheet as of June 30, 2021. All equity-based compensation awards held by the affected employees were forfeited and the corresponding equity-based compensation totaling $1.1 million was reversed during the three months ended June 30, 2021. See Note 8 for additional information on the associated forfeiture activity.
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
Condensed notes to the consolidated financial statements
(Unaudited)
Note 19—Subsequent events
a.    July 2029 Notes
On July 16, 2021, the Company closed a private offering and sale of $400.0 million in aggregate principal amount of 7.75% senior unsecured notes due 2029 (the "July 2029 Notes"). The Company received net proceeds from the offering of approximately $392.0 million (after deducting underwriting discounts and commissions and estimated offering expenses), which it intends to use for general corporate purposes, including, repaying a portion of the borrowings outstanding under the Senior Secured Credit Facility.
b.   2021 Acquisition and divestiture
On July 1, 2021, the Company closed the Sabalo/Shad Acquisition, and issued the 2,506,964 shares of its common stock constituting a portion of the purchase price in reliance on the exemption from registration requirements under the Securities Act, pursuant to Section 4(a)(2) thereof.
On July 1, 2021, the Company also closed the Working Interest Sale. See Note 3.a for additional discussion of the Sabalo/Shad Acquisition and Working Interest Sale.
c.    Senior Secured Credit Facility
On July 16, 2021, the Company entered into the Seventh Amendment (the "Seventh Amendment") to the Senior Secured Credit Facility. The Seventh Amendment, among other things, includes technical amendments (including in connection with Eurodollar advances), extends the maturity date by two years to July 16, 2025 (subject to a springing maturity date of July 29, 2024 if any of the January 2025 Notes are outstanding on such date), increases the applicable margins for advances made thereunder, increases certain commitment and letter of credit fees, revises certain exceptions to the limitations on the payment of distributions and the repayment of unsecured debt and decreases the leverage ratio for quarterly periods ending on and after September 30, 2021.
On July 7, 2021, July 14, 2021 and August 4, 2021, the Company borrowed an additional $30.0 million, $55.0 million and $40.0 million, respectively, and on July 16, 2021 and July 26, 2021, the Company repaid $385.0 million and $50.0 million, respectively, on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $70.0 million as of August 4, 2021. See Note 6.c for additional discussion of the Senior Secured Credit Facility.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
d.    Commodity derivatives
The following table summarizes open derivative positions as of June 30, 2021, updated for derivative transactions entered into from June 30, 2021 through August 3, 2021, for the settlement periods presented:

	Remaining Year 2021	Year 2022
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	612,000	365,000
Weighted-average price ($/Bbl)	$69.46	$64.40
WTI NYMEX - Collars:
Volume (Bbl)	153,000	3,394,500
Weighted-average floor price ($/Bbl)	$63.00	$58.23
Weighted-average ceiling price ($/Bbl)	$67.65	$69.39
Total WTI NYMEX:
Total volume (Bbl)	765,000	3,759,500
Weighted-average floor price ($/Bbl)	$68.16	$58.83
Weighted-average ceiling price ($/Bbl)	$69.09	$68.91
Brent ICE - Swaps:
Volume (Bbl)	3,781,200	4,124,500
Weighted-average price ($/Bbl)	$51.29	$48.34
Brent ICE - Collars:
Volume (Bbl)	662,400	1,551,250
Weighted-average floor price ($/Bbl)	$55.00	$56.65
Weighted-average ceiling price ($/Bbl)	$66.53	$65.44
Total Brent ICE:
Total volume (Bbl)	4,443,600	5,675,750
Weighted-average floor price ($/Bbl)	$51.84	$50.61
Weighted-average ceiling price ($/Bbl)	$53.56	$53.01
NGL:
Purity Ethane - Swaps:
Volume (Bbl)	460,000	1,533,000
Weighted-average price ($/Bbl)	$12.01	$11.42
Non-TET Propane - Swaps:
Volume (Bbl)	1,221,576	1,168,000
Weighted-average price ($/Bbl)	$22.90	$35.91
Non-TET Normal Butane - Swaps:
Volume (Bbl)	407,192	365,000
Weighted-average price ($/Bbl)	$25.87	$41.58
Non-TET Isobutane - Swaps:
Volume (Bbl)	111,136	109,500
Weighted-average price ($/Bbl)	$26.55	$42.00
Non-TET Natural Gasoline - Swaps:
Volume (Bbl)	444,176	365,000
Weighted-average price ($/Bbl)	$38.16	$60.65
Total NGL volume (Bbl)	2,644,080	3,540,500
CONTINUED ON NEXT PAGE

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

	Remaining Year 2021	Year 2022
Natural gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	21,436,000	3,650,000
Weighted-average price ($/MMBtu)	$2.59	$2.73
Henry Hub NYMEX - Collars:
Volume (MMBtu)	—	18,250,000
Weighted-average floor price ($/MMBtu)	$—	$3.00
Weighted-average ceiling price ($/MMBtu)	$—	$3.31
Total Henry Hub NYMEX:
Total volume with floor price (MMBtu)	21,436,000	21,900,000
Weighted-average floor price ($/MMBtu)	$2.59	$2.96
Total volume with ceiling price (MMBtu)	21,436,000	21,900,000
Weighted-average ceiling price ($/MMBtu)	$2.59	$3.22
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	28,556,800	18,067,500
Weighted-average differential ($/MMBtu)	$(0.47)	$(0.41)
Following the closing of the Working Interest Sale, all of the hedges entered into on behalf of Sixth Street were novated to Sixth Street as intended. See Note 9 for additional discussion regarding the Company's derivatives and for details of the hedge positions novated to Sixth Street.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is for the three and six months ended June 30, 2021 and 2020, and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2020 Annual Report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Laredo," "we," "us," "our" or similar terms refer to Laredo, LMS and GCM collectively, unless the context otherwise indicates or requires. Unless otherwise specified, references to "average sales price" refer to average sales price excluding the effects of our derivative transactions. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties, primarily in the Permian Basin of West Texas. The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. Since our inception, we have grown primarily through our drilling program, coupled with select strategic acquisitions and joint ventures. As of June 30, 2021, we had assembled 148,159 net acres in the Permian Basin.
Our financial and operating performance included the following for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change (#)	Change (%)
Oil sales volumes (MBbl)	2,406	2,843	(437)	(15)%
Oil equivalents sales volumes (MBOE)	7,819	8,565	(746)	(9)%
Oil, NGL and natural gas sales(1)	$232,326	$94,143	$138,183	147%
Net loss(2)	$(132,661)	$(545,455)	$412,794	76%
Free Cash Flow (a non-GAAP financial measure)(3)	$(31,191)	$(23,546)	$(7,645)	(32)%
Adjusted EBITDA (a non-GAAP financial measure)(3)	$96,991	$132,837	$(35,846)	(27)%
_____________________________________________________________________________
(1)Our oil, NGL and natural gas sales increased as a result of a 170% increase in average sales price per BOE and were partially offset by a 9% decrease in total volumes sold.
(2)Our net loss for the three months ended June 30, 2020 includes a non-cash full cost ceiling impairment of $406.4 million.
(3)See pages 50-52 for discussion and calculations of these non-GAAP financial measures.

	Six months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change (#)	Change (%)
Oil sales volumes (MBbl)	4,590	5,498	(908)	(17)%
Oil equivalents sales volumes (MBOE)	14,928	16,439	(1,511)	(9)%
Oil, NGL and natural gas sales(1)	$434,783	$230,028	$204,755	89%
Net loss(2)	$(208,100)	$(470,809)	$262,709	56%
Free Cash Flow (a non-GAAP financial measure)(3)	$(9,431)	$(81,069)	$71,638	88%
Adjusted EBITDA (a non-GAAP financial measure)(3)	$190,314	$249,685	$(59,371)	(24)%
_____________________________________________________________________________
(1)Our oil, NGL and natural gas sales increased as a result of a 108% increase in average sales price per BOE, and were partially offset by a 9% decrease in total volumes sold.
(2)Our net loss for the six months ended June 30, 2020 includes a non-cash full cost ceiling impairment of $583.6 million.
(3)See pages 50-52 for discussions regarding and calculations of these non-GAAP financial measures.
Recent developments
July 2029 Notes
On July 16, 2021, we closed a private offering and sale of $400.0 million in aggregate principal amount of 7.75% senior unsecured notes due 2029. We received net proceeds from the offering of approximately $392.0 million (after deducting underwriting discounts and commissions and estimated offering expenses), which we intend to use for general corporate purposes, including, repaying a portion of the borrowings outstanding under our Senior Secured Credit Facility.
2021 Acquisition and divestiture
On July 1, 2021, we closed the Sabalo/Shad Acquisition, and issued the 2,506,964 shares of our common stock constituting a portion of the purchase price in reliance on the exemption from registration requirements under the Securities Act, pursuant to Section 4(a)(2) thereof. On July 1, 2021, we also closed the Working Interest Sale. See Note 3.a for additional discussion of the Sabalo/Shad Acquisition and Working Interest Sale.
Senior Secured Credit Facility
On July 16, 2021, we entered into the Seventh Amendment to the Senior Secured Credit Facility. The Seventh Amendment, among other things, includes technical amendments (including in connection with Eurodollar advances), extends the maturity date by two years to July 16, 2025 (subject to a springing maturity date of July 29, 2024 if any of the January 2025 Notes are outstanding on such date), increases the applicable margins for advances made thereunder, increases certain commitment and letter of credit fees, revises certain exceptions to the limitations on the payment of distributions and the repayment of unsecured debt and decreases the leverage ratio for quarterly periods ending on and after September 30, 2021.
On July 7, 2021, July 14, 2021 and August 4, 2021, we borrowed an additional $30.0 million, $55.0 million and $40.0 million, respectively, and on July 16, 2021 and July 26, 2021, we repaid $385.0 million and $50.0 million respectively, on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $70.0 million as of August 4, 2021. See Note 6.c and 19.c for additional discussion of the Senior Secured Credit Facility.
ATM Program
On February 23, 2021, we entered into an equity distribution agreement with Wells Fargo Securities, LLC acting as sales agent and/or principal, pursuant to which we may offer and sell, from time to time through the sales agent, shares of our common stock having an aggregate gross sales price of up to $75.0 million through the ATM Program.
As of June 30, 2021, we have sold 1,438,105 shares of our common stock pursuant to the ATM Program for net proceeds of approximately $72.5 million, after underwriting commissions and other related expenses. Proceeds from the share sale were utilized to reduce borrowings on the Senior Secured Credit Facility. See Note 7.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of the ATM Program.

COVID-19
Although much of the demand for oil and natural gas lost during COVID-19 has recovered, we are not able to predict the duration or ultimate impact that the pandemic will have on our business, financial condition and results of operations. We continue to closely monitor local infection rates and to conform to guidelines and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities to transition to appropriate return-to-work policies while minimizing interruptions to our operations. To date, these measures have not had a material effect on our workforce productivity.
Volatility in commodity prices
In the spring of 2020, action by members of OPEC+ attempting to stabilize the oil market and a slow reaction by U.S. and global producers to reduce oil production at a rate sufficient to match the sharp economic slowdown caused by COVID-19, resulted in an oversupply of oil that caused WTI oil prices to fall to -$37 per barrel on April 20, 2020. Following the April 20th low, WTI oil prices rebounded in the second half of 2020 and have averaged $62 per barrel during the first half of 2021 and $64 per barrel through July 2021.
We maintain an active, multi-year commodity derivatives strategy to minimize commodity price volatility and support cash flows needed for operations. For 2021, we currently have WTI oil derivatives in place for 0.8 million barrels at a weighted-average floor price of $68.16 WTI per barrel and Brent oil derivatives in place for 4.4 million barrels at a weighted-average floor price of $51.84 Brent per barrel. For 2022, we currently have WTI oil derivatives in place for 3.8 million barrels at a weighted-average floor price of $58.83 WTI per barrel and Brent oil derivatives in place for 5.7 million barrels at a weighted-average floor price of $50.61 Brent per barrel.
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
We have entered into a number of commodity derivative contracts that have enabled us to offset a portion of the changes in our cash flow caused by fluctuations in price and basis differentials for our sales of oil, NGL and natural gas, as discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk." See Notes 9, 10.a and 19.d to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our commodity derivatives.
Our reserves are reported in three streams: oil, NGL and natural gas. The Realized Prices utilized to value our proved reserves as of June 30, 2021 and 2020, are as follows:

	June 30, 2021	June 30, 2020
Realized Prices:
Oil ($/Bbl)	$47.31	$44.97
NGL ($/Bbl)	$14.01	$7.66
Natural gas ($/Mcf)	$1.51	$0.53
The Realized Prices used to estimate proved reserves do not include derivative transactions. The unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling for each of the quarterly periods in 2020 and, as such, we recorded non-cash full cost ceiling impairments totaling $889.5 million during the year ended December 31, 2020. No such full cost ceiling impairment was recorded during the six months ending June 30, 2021. Additionally, given current commodity prices, we do not anticipate recording a full cost ceiling impairment in the third quarter of 2021. See Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of the full cost method of accounting and our Realized Prices.

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
The following table presents our sources of revenue as a percentage of total revenues for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2021 compared to 2020
	2021	2020	Change (#)	Change (%)
Oil sales	54%	63%	(9)%	(14)%
NGL sales	15%	12%	3%	25%
Natural gas sales	11%	10%	1%	10%
Midstream service revenues	—%	2%	(2)%	(100)%
Sales of purchased oil	20%	13%	7%	54%
Total	100%	100%

	Six months ended June 30,		2021 compared to 2020
	2021	2020	Change (#)	Change (%)
Oil sales	52%	60%	(8)%	(13)%
NGL sales	16%	8%	8%	100%
Natural gas sales	12%	4%	8%	200%
Midstream service revenues	—%	2%	(2)%	(100)%
Sales of purchased oil	20%	26%	(6)%	(23)%
Total	100%	100%

Oil, NGL and natural gas sales volumes, revenues and prices
The following table presents information regarding our oil, NGL and natural gas sales volumes, sales revenues and average sales prices for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2021 compared to 2020
	2021	2020	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	2,406	2,843	(437)	(15)%
NGL (MBbl)	2,551	2,752	(201)	(7)%
Natural gas (MMcf)	17,169	17,817	(648)	(4)%
Oil equivalents (MBOE)(1)(2)	7,819	8,565	(746)	(9)%
Average daily oil equivalent sales volumes (BOE/D)(2)	85,924	94,117	(8,193)	(9)%
Average daily oil sales volumes (Bbl/D)(2)	26,440	31,241	(4,801)	(15)%
Sales revenues (in thousands):
Oil	$157,722	$70,105	$87,617	125%
NGL	43,494	13,228	30,266	229%
Natural gas	31,110	10,810	20,300	188%
Total oil, NGL and natural gas sales revenues	$232,326	$94,143	$138,183	147%
Average sales prices(2):
Oil ($/Bbl)(3)	$65.55	$24.66	$40.89	166%
NGL ($/Bbl)(3)	$17.05	$4.81	$12.24	254%
Natural gas ($/Mcf)(3)	$1.81	$0.61	$1.20	197%
Average sales price ($/BOE)(3)	$29.71	$10.99	$18.72	170%
Oil, with commodity derivatives ($/Bbl)(4)	$47.00	$50.46	$(3.46)	(7)%
NGL, with commodity derivatives ($/Bbl)(4)	$10.40	$7.60	$2.80	37%
Natural gas, with commodity derivatives ($/Mcf)(4)	$1.46	$0.91	$0.55	60%
Average sales price, with commodity derivatives ($/BOE)(4)	$21.05	$21.09	$(0.04)	—%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the three months ended June 30, 2021 and 2020 columns are based on actual amounts and are not calculated using the rounded numbers presented in the table above or the table below.
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

	Six months ended June 30,		2021 compared to 2020
	2021	2020	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	4,590	5,498	(908)	(17)%
NGL (MBbl)	4,872	5,219	(347)	(7)%
Natural gas (MMcf)	32,799	34,329	(1,530)	(4)%
Oil equivalents (MBOE)(1)(2)	14,928	16,439	(1,511)	(9)%
Average daily oil equivalent sales volumes (BOE/D)(2)	82,475	90,324	(8)	(9)%
Average daily oil sales volumes (Bbl/D)(2)	25,357	30,209	(5)	(17)%
Sales revenues (in thousands):
Oil	$285,423	$190,083	$95,340	50%
NGL	85,172	24,786	60,386	244%
Natural gas	64,188	15,159	49,029	323%
Total oil, NGL and natural gas sales revenues	$434,783	$230,028	$204,755	89%
Average sales prices(2):
Oil ($/Bbl)(3)	$62.19	$34.57	$27.62	80%
NGL ($/Bbl)(3)	$17.48	$4.75	$12.73	268%
Natural gas ($/Mcf)(3)	$1.96	$0.44	$1.52	345%
Average sales price ($/BOE)(3)	$29.13	$13.99	$15.14	108%
Oil, with commodity derivatives ($/Bbl)(4)	$46.06	$53.42	$(7.36)	(14)%
NGL, with commodity derivatives ($/Bbl)(4)	$10.81	$7.24	$3.57	49%
Natural gas, with commodity derivatives ($/Mcf)(4)	$1.55	$0.93	$0.62	67%
Average sales price, with commodity derivatives ($/BOE)(4)	$21.10	$22.10	$(1.00)	(5)%
_____________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the six months ended June 30, 2021 and 2020 columns are based on actual amounts and are not calculated using the rounded numbers presented in the table above or the table below.
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

The following table presents net settlements (paid) received for matured commodity derivatives and net premiums paid previously or upon settlement attributable to commodity derivatives that matured during the periods utilized in our calculation of the average sales prices, with commodity derivatives, for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Net settlements (paid) received for matured commodity derivatives:
Oil	$(34,466)	$73,739	$(108,205)	(147)%
NGL	(16,953)	7,680	(24,633)	(321)%
Natural gas	(6,126)	5,432	(11,558)	(213)%
Total	$(57,545)	$86,851	$(144,396)	(166)%
Net premiums paid previously or upon settlement attributable to commodity derivatives that matured during the respective period:
Oil	$(10,183)	$(400)	$(9,783)	(2,446)%

	Six months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Net settlements (paid) received for matured commodity derivatives:
Oil	$(52,837)	$104,886	$(157,723)	(150)%
NGL	(32,529)	13,017	(45,546)	(350)%
Natural gas	(13,299)	16,671	(29,970)	(180)%
Total	$(98,665)	$134,574	$(233,239)	(173)%
Net premiums paid previously or upon settlement attributable to commodity derivatives that matured during the respective period:
Oil	$(21,188)	$(1,277)	$(19,911)	(1,559)%
Changes in average sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three and six months ended June 30, 2021 and 2020:

(in thousands)	Oil	NGL	Natural gas	Total
Second-quarter 2020 Revenues	$70,105	$13,228	$10,810	$94,143
Effect of changes in average sales prices	98,390	31,231	20,693	150,314
Effect of changes in sales volumes	(10,773)	(965)	(393)	(12,131)
Second-quarter 2021 Revenues	$157,722	$43,494	$31,110	$232,326
Change ($)	$87,617	$30,266	$20,300	$138,183
Change (%)	125%	229%	188%	147%

(in thousands)	Oil	NGL	Natural gas	Total
First-half 2020 Revenues	$190,083	$24,786	$15,159	$230,028
Effect of changes in average sales prices	126,750	62,036	49,704	238,490
Effect of changes in sales volumes	(31,410)	(1,650)	(675)	(33,735)
First-half 2021 Revenues	$285,423	$85,172	$64,188	$434,783
Change ($)	$95,340	$60,386	$49,029	$204,755
Change (%)	50%	244%	323%	89%
In the three and six months ended June 30, 2021, we experienced significant increases in oil, NGL and natural gas sales prices compared to the same periods in 2020. In mid-to-late June of 2021, our production operations in Howard County were impacted by a combination of delayed third-party connections to tank batteries, downtime at third-party facilities due to weather-related events and lost power in the field. We estimate that the curtailments and shut-ins reduced our second-quarter 2021 total production by approximately 900 BOE per day, including approximately 700 BOPD of oil production. The midstream infrastructure and field electrical issues have been addressed and production operations in Howard County have returned to normal.
The following table presents midstream service revenues and sales of purchased oil for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Midstream service revenues	$1,257	$2,281	$(1,024)	(45)%
Sales of purchased oil	$60,788	$14,164	$46,624	329%

	Six months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Midstream service revenues	$2,553	$4,964	$(2,411)	(49)%
Sales of purchased oil	$107,265	$80,588	$26,677	33%
Midstream service revenues. Our midstream service revenues decreased for the three and six months ended June 30, 2021, compared to the same periods in 2020. Midstream service revenues are generated by oil throughput fees and services provided to third parties for (i) integrated oil and natural gas gathering and transportation systems and related facilities, (ii) natural gas lift, fuel for drilling and completions activities and centralized compression infrastructure and (iii) water storage, recycling and transportation infrastructure, and are recognized over time as the customer benefits from these services when provided. These revenues fluctuate and will vary due to oil throughput fees and the level of services provided to third parties.
Sales of purchased oil. Sales of purchased oil are a function of the volumes and prices of purchased oil sold to customers and are offset by the volumes and costs of purchased oil. We are a firm shipper on both the Bridgetex and Gray Oak pipelines and we utilize purchased oil to fulfill portions of our commitments. We anticipate continuing this practice in the future. Sales of purchased oil increased during the three and six months ended June 30, 2021, compared to the same periods in 2020 primarily due to an increase in sales prices for purchased oil sold.
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

Costs and expenses
The following table presents information regarding costs and expenses and selected average costs and expenses per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2021 compared to 2020
(in thousands except for per BOE sold data)	2021	2020	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$19,771	$20,591	$(820)	(4)%
Production and ad valorem taxes	14,737	6,938	7,799	112%
Transportation and marketing expenses	10,690	11,181	(491)	(4)%
Midstream service expenses	700	815	(115)	(14)%
Costs of purchased oil	64,737	16,117	48,620	302%
General and administrative (excluding LTIP)	12,512	8,712	3,800	44%
General and administrative (LTIP):
LTIP cash	7,220	463	6,757	1,459%
LTIP non-cash	1,369	1,484	(115)	(8)%
Organizational restructuring expenses	9,800	4,200	5,600	133%
Transaction expenses	1,741	—	1,741	100%
Depletion, depreciation and amortization	39,976	66,574	(26,598)	(40)%
Impairment expense	1,613	406,448	(404,835)	(100)%
Other operating expenses	1,158	1,117	41	4%
Total costs and expenses	$186,024	$544,640	$(358,616)	(66)%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$2.53	$2.40	$0.13	5%
Production and ad valorem taxes	1.88	0.81	1.07	132%
Transportation and marketing expenses	1.37	1.31	0.06	5%
Midstream service expenses	0.09	0.10	(0.01)	(10)%
General and administrative (excluding LTIP)	1.60	1.02	0.58	57%
Total selected operating expenses	$7.47	$5.64	$1.83	32%
General and administrative (LTIP):
LTIP cash	$0.92	$0.05	$0.87	1,740%
LTIP non-cash	$0.18	$0.17	$0.01	6%
Depletion, depreciation and amortization	$5.11	$7.77	$(2.66)	(34)%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.

	Six months ended June 30,		2021 compared to 2020
(in thousands except for per BOE sold data)	2021	2020	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$38,689	$42,631	$(3,942)	(9)%
Production and ad valorem taxes	28,020	16,182	11,838	73%
Transportation and marketing expenses	22,817	24,725	(1,908)	(8)%
Midstream service expenses	1,558	1,985	(427)	(22)%
Costs of purchased oil	114,653	95,414	19,239	20%
General and administrative (excluding LTIP)	22,147	19,177	2,970	15%
General and administrative (LTIP):
LTIP cash	8,840	596	8,244	1,383%
LTIP non-cash	3,187	3,448	(261)	(8)%
Organizational restructuring expenses	9,800	4,200	5,600	133%
Transaction expenses	1,741	—	1,741	100%
Depletion, depreciation and amortization	78,085	127,876	(49,791)	(39)%
Impairment expense	1,613	593,147	(591,534)	(100)%
Other operating expenses	2,301	2,223	78	4%
Total costs and expenses	$333,451	$931,604	$(598,153)	(64)%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$2.59	$2.59	$—	—%
Production and ad valorem taxes	1.88	0.98	0.90	92%
Transportation and marketing expenses	1.53	1.50	0.03	2%
Midstream service expenses	0.10	0.12	(0.02)	(17)%
General and administrative (excluding LTIP)	1.48	1.17	0.31	26%
Total selected operating expenses	$7.58	$6.36	$1.22	19%
General and administrative (LTIP):
LTIP cash	$0.59	$0.04	$0.55	1,375%
LTIP non-cash	$0.21	$0.21	$—	—%
Depletion, depreciation and amortization	$5.23	$7.78	$(2.55)	(33)%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.
Lease operating expenses ("LOE"). LOE, which includes workover expenses, decreased for the three and six months ended June 30, 2021, compared to the same periods in 2020. LOE are daily expenses incurred to bring oil, NGL and natural gas out of the ground and to market, together with the daily incurred capital expenditures to maintain our producing properties. Such costs also include maintenance, repairs and non-routine workover expenses related to our oil and natural gas properties. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to LOE and decreasing failures and related workover expenses. We expect LOE to increase during 2021 due to higher expected operating costs on Howard County wells compared to operating costs on our established acreage.
Production and ad valorem taxes. Production and ad valorem taxes increased for the three and six months ended June 30, 2021, compared to the same periods in 2020 due to increased sales prices. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenues, and are established by federal, state or local taxing authorities. We take full advantage of all credits and exemptions in our various taxing jurisdictions. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.
Transportation and marketing expenses. Transportation and marketing expenses decreased for the three and six months ended June 30, 2021, compared to the same periods in 2020. These are expenses incurred for the delivery of produced oil to customers in the U.S. Gulf Coast market via the Bridgetex pipeline and the Gray Oak pipeline. We ship the majority of our produced oil to the U.S. Gulf Coast, which we believe provides a long-term pricing advantage versus the Midland market. Additionally, firm transportation payments on excess pipeline capacity associated with transportation agreements are included in transportation and marketing expenses. See Note 12.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our transportation commitments.
Midstream service expenses. Midstream service expenses decreased for the three and six months ended June 30, 2021, compared to the same periods in 2020. These are expenses incurred to operate and maintain our (i) integrated oil and natural gas gathering and transportation systems and related facilities, (ii) centralized oil storage tanks, (iii) natural gas lift, fuel for drilling and completion activities and centralized compression infrastructure and (iv) water storage, recycling and transportation facilities.
Costs of purchased oil. Costs of purchased oil increased for the three and six months ended June 30, 2021, compared to the same periods in 2020 primarily due to increased contracted prices of purchased oil on pipelines. We are a firm shipper on both the Bridgetex and Gray Oak pipelines and we utilize purchased oil to fulfill portions of our commitments. While our long-haul transportation capacity on the Bridgetex pipeline and Gray Oak pipeline is expected to exceed our net production, consistent with our historic practice, we expect to continue to purchase third-party oil at the trading hubs to satisfy the deficit in our associated long-haul transportation commitments.
General and administrative ("G&A"). G&A, excluding employee compensation expense from our long-term incentive plan ("LTIP"), increased for the three and six months ended June 30, 2021, compared to the same periods in 2020, mainly due to an increase in accrued bonus expected to be paid in 2022 as a result of our favorable performance through the first half of 2021.
LTIP cash expense increased for the three and six months ended June 30, 2021, compared to the same periods in 2020. In 2020, we began utilizing cash awards for the majority of our employee base rather than equity awards. As such, in 2021 we expect LTIP cash expense to increase compared to 2020. During the three months ended June 30, 2021, the value of our performance share awards and phantom unit awards increased significantly mainly due to the performance of our stock price during the period. However, subsequent to June 30, 2021, our stock price has decreased from the June 30, 2021 high of $92.79 and, therefore, we expect the valuation of these awards to decline and corresponding expense to decrease in the third quarter of 2021.
LTIP non-cash expense decreased slightly for the three and six months ended June 30, 2021, compared to the same periods in 2020. The decrease in LTIP non-cash expense for the three and six months ended June 30, 2021 was due to equity award forfeitures related to the second-quarter 2021 workforce reduction, which were still being expensed in first-half 2020, and was partially offset by a smaller population of 2021 equity awards granted. See Note 8 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding our equity-based compensation.
Transaction expenses. These represent incurred costs associated with our Working Interest Sale which closed July 1, 2021. During the third quarter of 2021, we expect to record a gain on the Working Interest Sale pursuant to full cost accounting rules.
Depletion, depreciation and amortization ("DD&A"). The following table presents the components of our DD&A and depletion expense per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Depletion of evaluated oil and natural gas properties	$36,650	$63,305	$(26,655)	(42)%
Depreciation of midstream service assets	2,381	2,366	15	1%
Depreciation and amortization of other fixed assets	945	903	42	5%
Total DD&A	$39,976	$66,574	$(26,598)	(40)%
Depletion expense per BOE sold	$4.69	$7.39	$(2.70)	(37)%

	Six months ended June 30,		2020 compared to 2019
(in thousands)	2021	2020	Change ($)	Change (%)
Depletion of evaluated oil and natural gas properties	$71,375	$121,057	$(49,682)	(41)%
Depreciation of midstream service assets	4,803	4,958	(155)	(3)%
Depreciation and amortization of other fixed assets	1,907	1,861	46	2%
Total DD&A	$78,085	$127,876	$(49,791)	(39)%
Depletion expense per BOE sold	$4.78	$7.36	$(2.58)	(35)%
Depletion expense per BOE decreased for the three and six months ended June 30, 2021, compared to the same periods in 2020 as a result of the full cost impairments incurred during 2020 and the increased value of our proved developed reserves. See Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "—Pricing and reserves" for additional information regarding the full cost method of accounting.
Impairment expense.  The following table presents the components of our impairment expense for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Full cost ceiling impairment expense	$—	$406,448	$—	$583,630
Midstream service asset impairment expense	—	—	—	8,183
Line-fill and other inventories impairment expense	1,613	—	1,613	1,334
Total impairment expense	$1,613	$406,448	$1,613	$593,147
The unamortized cost of evaluated oil and natural gas properties did not exceed the full cost ceiling as of March 31, 2021 or June 30, 2021 and, as a result, we did not record full cost ceiling impairments for such periods. As of March 31, 2020 and June 30, 2020, the unamortized cost of evaluated oil and natural gas properties exceeded the full cost ceiling and, as a result, we recorded non-cash full cost ceiling impairments of $177.2 million and $406.4 million, respectively, for such periods. See Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "—Pricing and reserves" for additional discussion of our full cost ceiling calculation.
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
Other operating expenses. These costs include accretion expense due to the passage of time on our asset retirement obligations. See Note 2.k in our 2020 Annual report for additional information regarding our asset retirement obligations and Note 14 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Non-operating income (expense)
The following table presents the components of non-operating income (expense), net for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Loss on derivatives, net	$(216,942)	$(90,537)	$(126,405)	(140)%
Interest expense	(25,870)	(27,072)	1,202	4%
Gain on disposal of assets, net	66	152	(86)	(57)%
Other income (expense), net	416	(16)	432	2,700%
Write-off of debt issuance costs	—	(1,103)	1,103	100%
Total non-operating expense, net	$(242,330)	$(118,576)	$(123,754)	(104)%

	Six months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Gain (loss) on derivatives, net	$(371,307)	$207,299	$(578,606)	(279)%
Interest expense	(51,816)	(52,042)	226	—%
Loss on extinguishment of debt	—	(13,320)	13,320	100%
Loss on disposal of assets, net	(6)	(450)	444	99%
Other income, net	1,795	75	1,720	2,293%
Write-off of debt issuance costs	—	(1,103)	1,103	100%
Total non-operating income (expense), net	$(421,334)	$140,459	$(561,793)	(400)%
Gain (loss) on derivatives, net. The following table presents the changes in the components of gain (loss) on derivatives, net for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Non-cash loss on derivatives, net	$(159,335)	$(126,816)	$(32,519)	(26)%
Settlements (paid) received for matured derivatives, net	(57,607)	86,872	(144,479)	(166)%
Premiums paid for commodity derivatives	—	(50,593)	50,593	100%
Loss on derivatives, net	$(216,942)	$(90,537)	$(126,405)	(140)%

	Six months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$(281,567)	$123,774	$(405,341)	(327)%
Settlements (paid) received for matured derivatives, net	(98,781)	134,595	(233,376)	(173)%
Premiums received (paid) for commodity derivatives	9,041	(51,070)	60,111	118%
Gain (loss) on derivatives, net	$(371,307)	$207,299	$(578,606)	(279)%
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
During the six months ended June 30, 2021, we completed a hedge restructuring by (i) selling 2,254,500 calendar year 2021 $55.00 per barrel Brent ICE puts, which volumetrically offset existing calendar year 2021 $55.00 per barrel Brent ICE puts, and receiving aggregate premiums of $9.0 million at inception of the contracts and (ii) entering into 2,254,500 calendar year 2021 Brent ICE swaps at a weighted-average price of $55.09 per barrel. Associated with the aforementioned existing calendar year 2021 $55.00 per barrel Brent ICE puts, which were entered into during 2020, are $50.6 million in aggregate premiums paid at the inception of the contacts.
During the three months ended June 30, 2021, we entered into hedges on behalf of Sixth Street. These hedges were novated to Sixth Street after the July 1, 2021 closing of the Working Interest Sale, which represented a $50.2 million net liability in our June 30, 2021 hedge position.
See Notes 9, 10.a and 19.d to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.
Interest expense. Interest expense remained consistent for the three and six months ended June 30, 2021, compared to the same periods in 2020. See Notes 6, 19.a and 19.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
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
Income tax benefit
The following table presents income tax benefit for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Deferred	$1,322	$7,173	$(5,851)	(82)%

	Six months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Deferred	$2,084	$4,756	$(2,672)	(56)%

We are subject to federal and state income taxes and the Texas franchise tax. The deferred income tax benefit for the periods presented is attributed to deferred Texas franchise tax. As of June 30, 2021, we determined it was more likely than not that our federal and Oklahoma net deferred tax assets were not realizable through future net income. As of June 30, 2021, a total valuation allowance of $532.8 million has been recorded to offset our federal and Oklahoma net deferred tax assets, resulting in a Texas net deferred tax asset of $3.6 million. The effective tax rate for our operations was not meaningful for the periods presented and we expect it to remain at or under 1%, due to the full valuation allowance against our federal and Oklahoma net deferred tax assets.
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
Liquidity and capital resources
Historically, our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings, proceeds from senior unsecured note offerings, borrowings under our Senior Secured Credit Facility and proceeds from asset dispositions. Our primary operational uses of capital have been for the acquisition, exploration and development of oil and natural gas properties and infrastructure development. While we cannot predict the duration and impact of COVID-19 and OPEC+ actions on the energy industry, we believe our cash flows from operations, favorable hedges and availability under our

Senior Secured Credit Facility provide sufficient liquidity to manage our cash needs and contractual obligations and to fund our expected capital expenditures.
We continually monitor the markets and consider which financing alternatives, including debt and equity capital resources, joint ventures and asset sales, are available to meet our future planned capital expenditures, a significant portion of which we are able to adjust and manage. We also continually evaluate opportunities with respect to our capital structure, including issuances of new securities, as well as transactions involving our outstanding senior notes, which could take the form of open market or private repurchases, exchange or tender offers, or other similar transactions, and our common stock, which could take the form of open market or private repurchases. We may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. Such financing alternatives, or combination of alternatives, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We continuously look for other opportunities to maximize shareholder value. For further discussion of our financing activities related to debt instruments, see Notes 6, 19.a and 19.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Due to the inherent volatility in the prices of oil, NGL and natural gas and the sometimes wide pricing differentials between where we produce and sell such commodities, we engage in commodity derivative transactions to hedge price risk associated with a portion of our anticipated sales volumes. Due to the inherent volatility in interest rates, we have entered into an interest rate derivative swap to hedge interest rate risk associated with a portion of our anticipated outstanding debt under the Senior Secured Credit Facility. We will pay a fixed rate over the contract term for such portion. By removing a portion of the (i) price volatility associated with future sales volumes and (ii) interest rate volatility associated with anticipated outstanding debt, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. See "Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk" below.
See Note 9.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of our commodity hedge restructuring during the six months ended June 30, 2021 and corresponding summary of open commodity derivative positions as of June 30, 2021 for commodity derivatives that were entered into through June 30, 2021. During the three months ended June 30, 2021, in connection with the Working Interest Sale, we entered into hedges on behalf of Sixth Street. These hedges were novated to Sixth Street after the July 1, 2021 closing of the Working Interest Sale, which represented a $50.2 million net liability in our June 30, 2021 hedge position.
We continually seek to maintain a financial profile that provides operational flexibility. As of June 30, 2021, we had cash and cash equivalents of $193.5 million and available capacity under the Senior Secured Credit Facility, after the reduction for outstanding letters of credit, of $300.9 million, resulting in total liquidity of $494.4 million. As of August 4, 2021, we had cash and cash equivalents of $61.7 million and available capacity under the Senior Secured Credit Facility, after the reduction for outstanding letters of credit, of $610.9 million, resulting in total liquidity of $672.6 million. We believe that our operating cash flows and the aforementioned liquidity sources provide us with the financial resources to manage our business needs, to implement our currently planned capital expenditure budget and, at our discretion, to fund any share repurchases, pay down, repurchase or refinance debt or adjust our planned capital expenditure budget.
Cash flows
The following table presents our cash flows for the periods presented and the corresponding changes for such periods:

	Six months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Net cash provided by operating activities	$187,697	$171,562	$16,135	9%
Net cash used in investing activities	(168,567)	(268,604)	100,037	37%
Net cash provided by financing activities	197,097	71,932	125,165	174%
Net increase (decrease) in cash, cash equivalents and restricted cash	$216,227	$(25,110)	$241,337	961%

Cash flows from operating activities
Net cash provided by operating activities increased during the six months ended June 30, 2021, compared to the same period in 2020. Notable cash changes include (i) an increase in total oil, NGL and natural gas sales revenues of $204.8 million, (ii) a decrease of $173.3 million due to changes in net settlements for matured derivatives, net of premiums, mainly due to increases in commodity prices and (iii) an increase of $2.8 million due to net changes in operating assets and liabilities. Other significant changes include an increase in costs of purchased oil partially offset by sales of purchased oil and transportation and marketing expenses. The increase in total oil, NGL and natural gas sales revenues was due to a 108% increase in average sales price per BOE and was partially offset by a 9% decrease in total volumes sold. For additional information, see "—Results of operations."
Our operating cash flows are sensitive to a number of variables, the most significant of which are the volatility of oil, NGL and natural gas prices, mitigated to the extent of our commodity derivatives' exposure, and sales volume levels. Regional and worldwide economic activity, weather, infrastructure, transportation capacity to reach markets, costs of operations, legislation and regulations, including potential government production curtailments, and other variable factors significantly impact the prices of these commodities. Commodity prices during the periods presented have been most impacted by the effects of COVID-19 on demand and the effects of the OPEC+ actions on supply. These factors are not within our control and are difficult to predict. For additional information on risks related to our business, see "Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II. Item 1A. Risk Factors" included elsewhere in this Quarterly Report and "Part I. Item 1A. Risk Factors" in our 2020 Annual Report.
Cash flows from investing activities
Net cash used in investing activities decreased for the six months ended June 30, 2021, compared to the same period in 2020, mainly due to a decrease in capital expenditures for oil and natural gas properties and a decrease in acquisitions of oil and natural gas properties. See Note 3 to our unaudited consolidated financial statements included elsewhere in the Quarterly Report for additional discussion of our acquisitions of oil and natural gas properties.
The following table presents the components of our cash flows from investing activities for the periods presented and the corresponding changes for such periods:

	Six months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Acquisitions of oil and natural gas properties, net	$—	$(23,563)	$23,563	100%
Capital expenditures:
Oil and natural gas properties	(166,077)	(241,939)	75,862	31%
Midstream service assets	(1,561)	(1,761)	200	11%
Other fixed assets	(1,236)	(2,069)	833	40%
Proceeds from dispositions of capital assets, net of selling costs	307	728	(421)	(58)%
Net cash used in investing activities	$(168,567)	$(268,604)	$100,037	37%
The following table presents the components of our incurred capital expenditures, excluding non-budgeted acquisition costs, for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Oil and natural gas properties	$102,822	$75,941	$26,881	35%
Midstream service assets	979	671	308	46%
Other fixed assets	944	1,774	(830)	(47)%
Total incurred capital expenditures, excluding non-budgeted acquisition costs	$104,745	$78,386	$26,359	34%

	Six months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Oil and natural gas properties	$171,271	$228,809	$(57,538)	(25)%
Midstream service assets	1,855	1,594	261	16%
Other fixed assets	1,544	2,597	(1,053)	(41)%
Total incurred capital expenditures, excluding non-budgeted acquisition costs	$174,670	$233,000	$(58,330)	(25)%
See Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our incurred capital expenditures in the exploration and development of oil and natural gas properties.
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
Cash flows from financing activities
Net cash provided by financing activities increased for the six months ended June 30, 2021, compared to the same period in 2020. Notable 2021 activity includes proceeds from our ATM Program and net borrowings on our Senior Secured Credit Facility. Notable 2020 activity includes the issuance of our January 2025 Notes and January 2028 Notes, partially offset by the extinguishment of our January 2022 Notes and March 2023 Notes and payments on our Senior Secured Credit Facility. For further discussion of our financing activities related to debt instruments, see Notes 6, 19.a and 19.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
The following table presents the components of our cash flows from financing activities for the periods presented and the corresponding changes for such periods:

	Six months ended June 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Borrowings on Senior Secured Credit Facility	$245,000	$—	$245,000	100%
Payments on Senior Secured Credit Facility	(120,000)	(100,000)	(20,000)	(20)%
Issuance of January 2025 Notes and January 2028 Notes	—	1,000,000	(1,000,000)	(100)%
Extinguishment of debt	—	(808,855)	808,855	100%
Proceeds from issuance of common stock, net of costs	72,492	—	72,492	100%
Stock exchanged for tax withholding	(1,741)	(762)	(979)	(128)%
Payments for debt issuance costs	(1,452)	(18,451)	16,999	92%
Other liabilities	2,798	—	2,798	100%
Net cash provided by financing activities	$197,097	$71,932	$125,165	174%
We are the borrower under our Senior Secured Credit Facility and a party to the indentures governing our Senior Unsecured Notes.
Senior Secured Credit Facility
As of June 30, 2021, the Senior Secured Credit Facility, which matures on April 19, 2023, had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $725.0 million each, with $380.0 million outstanding, and was subject to an interest rate of 3.658%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which we were in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of June 30, 2021 and December 31, 2020, we had one letter of credit outstanding of $44.1 million under the Senior Secured Credit Facility. The Senior Secured Credit Facility is fully and unconditionally guaranteed by LMS and GCM. On July 7, 2021, July 14, 2021 and August 4, 2021, we borrowed an additional $30.0 million, $55.0 million and $40.0 million, respectively, and on July 16, 2021 and July 26, 2021 made $385.0 million and $50.0 million repayments, respectively, on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $70.0 million as of August 4, 2021.
See Notes 6.c and 19.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our Senior Secured Credit Facility.
January 2025 Notes and January 2028 Notes
The following table presents principal amounts and applicable interest rates for our outstanding January 2025 Notes and January 2028 Notes (together the "Senior Unsecured Notes") as of June 30, 2021:

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
On July 16, 2021, we closed a private offering and sale of $400.0 million in aggregate principal amount of the Company's 7.75% senior unsecured notes due 2029. See Note 19.a to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the notes offering subsequent to June 30, 2021.
Supplemental Guarantor information
As discussed in Note 6.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report, on January 24, 2020, we issued $600.0 million in aggregate principal amount of the January 2025 Notes and $400.0 million in aggregate principal amount of the January 2028 Notes. As of June 30, 2021, $938.9 million of our Senior Unsecured Notes remained outstanding. Each of our wholly owned subsidiaries, LMS and GCM (each, a "Guarantor," and together, the "Guarantors"), jointly and severally, and fully and unconditionally, guarantees the January 2025 Notes and the January 2028 Notes. We do not have any non-guarantor subsidiaries.
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
Obligations and commitments
Our significant contractual obligations and commitments include our Senior Unsecured Notes, firm sale and transportation commitments, Senior Secured Credit Facility, asset retirement obligations and lease commitments. Since December 31, 2020, there have been no material changes other than to our debt and firm sale and transportation commitments. See Notes 6, 19.a and 19.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our debt.
We have committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, we are subject to firm transportation payments on excess pipeline capacity and other contractual penalties. Future firm sale and transportation commitments of $244.4 million are expected to be satisfied as of June 30, 2021 and are not recorded as a liability on the unaudited consolidated balance sheet. These commitments have decreased during the six months ended June 30, 2021, and are mainly due to our fulfillment of contractual commitments, partially offset by changes to existing sales commitments. Of this amount, $73.3 million is related to transportation commitments with a certain pipeline pertaining to the gathering of our production from our established acreage that extends into 2024. We believe we will be able to meet the majority of this commitment, however, as development plans evolve and refine, we may be unable to meet a portion of this commitment. For the six months ended June 30, 2021, we were unable to satisfy a portion of this particular commitment with produced or purchased oil and, as such, expensed firm transportation payments on excess capacity of $1.1 million. See Note 12.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our firm sale and transportation commitments.
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
Free Cash Flow
Free Cash Flow is a non-GAAP financial measure that we define as net cash provided by operating activities (GAAP) before changes in operating assets and liabilities, net, less incurred capital expenditures, excluding non-budgeted acquisition costs. Free Cash Flow does not represent funds available for future discretionary use because it excludes funds required for future debt service, capital expenditures, acquisitions, working capital, income taxes, franchise taxes and other commitments and obligations. However, our management believes Free Cash Flow is useful to management and investors in evaluating operating trends in our business that are affected by production, commodity prices, operating costs and other related factors. There are significant limitations to the use of Free Cash Flow as a measure of performance, including the lack of comparability due to the different methods of calculating Free Cash Flow reported by different companies.

The following table presents a reconciliation of net cash provided by operating activities (GAAP) to Free Cash Flow (non-GAAP) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net cash provided by operating activities	$116,546	$61,973	$187,697	$171,562
Less:
Change in current assets and liabilities, net	47,507	8,750	30,248	27,458
Change in noncurrent assets and liabilities, net	(4,515)	(1,617)	(7,790)	(7,827)
Cash flows from operating activities before changes in operating assets and liabilities, net	73,554	54,840	165,239	151,931
Less incurred capital expenditures, excluding non-budgeted acquisition costs:
Oil and natural gas properties(1)	102,822	75,941	171,271	228,809
Midstream service assets(1)	979	671	1,855	1,594
Other fixed assets	944	1,774	1,544	2,597
Total incurred capital expenditures, excluding non-budgeted acquisition costs	104,745	$78,386	174,670	233,000
Free Cash Flow (non-GAAP)	$(31,191)	$(23,546)	$(9,431)	$(81,069)
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

The following table presents a reconciliation of net loss (GAAP) to Adjusted EBITDA (non-GAAP) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(132,661)	$(545,455)	$(208,100)	$(470,809)
Plus:
Share-settled equity-based compensation, net	1,730	1,694	3,798	4,070
Depletion, depreciation and amortization	39,976	66,574	78,085	127,876
Impairment expense	1,613	406,448	1,613	593,147
Organizational restructuring expenses	9,800	4,200	9,800	4,200
Transaction expenses	1,741	—	1,741	—
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	216,942	90,537	371,307	(207,299)
Settlements (paid) received for matured derivatives, net	(57,607)	86,872	(98,781)	134,595
Net premiums paid for commodity derivatives that matured during the period(1)	(10,183)	—	(21,188)	(477)
Accretion expense	1,158	1,117	2,301	2,223
(Gain) loss on disposal of assets, net	(66)	(152)	6	450
Interest expense	25,870	27,072	51,816	52,042
Loss on extinguishment of debt	—	—	—	13,320
Write-off of debt issuance costs	—	1,103	—	1,103
Income tax benefit	(1,322)	(7,173)	(2,084)	(4,756)
Adjusted EBITDA (non-GAAP)	$96,991	$132,837	$190,314	$249,685
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
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2021. See our critical accounting policies in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2020 Annual Report.
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
The fair values of our open commodity derivative positions are largely determined by the relevant forward commodity price curves of the indexes associated with our open derivative positions. We had a $316.2 million net liability position from the fair values of our open commodity derivatives as of June 30, 2021. The following table provides a sensitivity analysis of the projected incremental effect on loss before income taxes of a hypothetical 10% change in the relevant forward commodity price curves of the indexes associated with our open commodity derivative positions as of June 30, 2021:

(in thousands)	10% Increase	10% Decrease
Commodity	$(140,536)	$145,708
See Notes 9.a, 9.c, 10.a and 19.d to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our commodity derivatives.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our notes bear interest at fixed rates. The maturity years, outstanding balances and interest rates on our long-term debt as of June 30, 2021 were as follows:

	Maturity year
(in millions except for interest rates)	2023	2025	Thereafter
January 2025 Notes	$—	$577.9	$—
Fixed interest rate	—%	9.500%	—%
January 2028 Notes	$—	$—	$361.0
Fixed interest rate	—%	—%	10.125%
Senior Secured Credit Facility	$380.0	$—	$—
Floating interest rate	3.658%	—%	—%
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

The fair value of our open interest rate derivative position is largely determined by the LIBOR interest rate forward curve associated with our open position. We had a $0.2 million total liability position from the net fair value of our open interest rate derivative as of June 30, 2021. The following table provides a sensitivity analysis of the projected incremental effect on loss before income taxes of a hypothetical 1% incremental addition to or subtraction from the relevant LIBOR forward curve interest rates associated with our open interest rate derivative position as of June 30, 2021:

(in thousands)	1% incremental addition to	1% incremental subtraction from
Interest rate	$835	$(835)
See Notes 6, 10.c, 19.a and 19.c and to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our debt. See Notes 9.b and 10.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our interest rate derivative.
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
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Laredo's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were effective as of June 30, 2021. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Laredo's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Purchases of Equity Securities
The following table summarizes purchases of common stock by Laredo:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum value that may yet be purchased under the program as of the respective period-end date
April 1, 2021 - April 30, 2021	221	$32.55	—	$—
May 1, 2021 - May 31, 2021	—	$—	—	$—
June 1, 2021 - June 30, 2021	6,766	$65.75	—	$—
Total	6,987		—
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
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits

		Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filing Date
2.1#	Purchase and Sale Agreement, dated May 7, 2021, by and among Laredo Petroleum, Inc., Sabalo Energy, LLC and Sabalo Operating, LLC.	8-K	2.1	5/11/2021
2.2#	Purchase and Sale Agreement, dated May 7, 2021, by and between Laredo Petroleum, Inc. and Shad Permian, LLC.	8-K	2.2	5/11/2021
2.3#	Purchase and Sale Agreement, dated May 7, 2021, by and between Laredo Petroleum, Inc. and Piper Investments Holdings, LLC.	8-K	2.3	5/11/2021
3.1	Amended and Restated Certificate of Incorporation of Laredo Petroleum Holdings, Inc.	8-K	3.1	12/22/2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Laredo Petroleum Holdings, Inc.	8-K	3.1	6/1/2020
3.3	Certificate of Ownership and Merger, dated as of December 30, 2013.	8-K	3.1	1/6/2014
3.4	Third Amended and Restated Bylaws of Laredo Petroleum, Inc., effective March 3, 2021.	8-K	3.1	3/4/2021
4.1	Form of Common Stock Certificate.	8-A12B/A	4.1	1/7/2014
4.2	Indenture, dated as of July 16, 2021, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	7/16/2021
10.1	Purchase Agreement, dated July 13, 2021, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein.	8-K	10.1	7/16/2021
10.2	Sixth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of May 7, 2021, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.1	5/11/2021
10.3	Seventh Amendment to the Fifth Amended and Restated Credit Agreement, dated as of July 16, 2021, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.2	7/16/2021
10.4	Laredo Petroleum, Inc. Omnibus Equity Incentive Plan, as amended and restated as of May 20, 2021.	8-K	10.1	5/20/2021
10.5	Form of 2021 Performance Share Unit Award Agreement.	10-Q	10.3	5/6/2021
22.1	List of Issuers and Guarantor Subsidiaries.	10-Q	22.1	5/7/2020
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101	The following financial information from Laredo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________________________________________________
*    Filed herewith.
**    Furnished herewith.
#    Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO PETROLEUM, INC.

Date: August 5, 2021	By:	/s/ Jason Pigott
Jason Pigott
President and Chief Executive Officer
(principal executive officer)

Date: August 5, 2021	By:	/s/ Bryan J. Lemmerman
Bryan J. Lemmerman
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: August 5, 2021	By:	/s/ Jessica R. Wren
Jessica R. Wren
Interim Principal Accounting Officer
(principal accounting officer)