Form 10-Q
period 2021-09-30
Laredo Petroleum, Inc.
filed 2021-11-04
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of November 1, 2021: 17,070,650

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
•our ability to realize the anticipated benefits of the Sabalo/Shad Acquisition and the Pioneer Acquisition (as defined below), including effectively managing our expanded acreage;
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
•our ability to continue to maintain the borrowing capacity under our Senior Secured Credit Facility (as defined below) or access other means of obtaining capital and liquidity, especially during periods of sustained low commodity prices;
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

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$51,396	$48,757
Accounts receivable, net	122,657	63,976
Derivatives	3,272	7,893
Other current assets	17,222	15,964
Total current assets	194,547	136,590
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	8,608,464	7,874,932
Unevaluated properties not being depleted	167,219	70,020
Less: accumulated depletion and impairment	(6,948,645)	(6,817,949)
Oil and natural gas properties, net	1,827,038	1,127,003
Midstream service assets, net	107,863	112,697
Other fixed assets, net	32,192	32,011
Property and equipment, net	1,967,093	1,271,711
Derivatives	35,742	—
Operating lease right-of-use assets	15,236	17,973
Other noncurrent assets, net	46,354	16,336
Total assets	$2,258,972	$1,442,610
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$61,341	$38,279
Accrued capital expenditures	53,655	28,275
Undistributed revenue and royalties	85,265	24,728
Derivatives	288,794	31,826
Operating lease liabilities	11,386	11,721
Other current liabilities	74,370	62,766
Total current liabilities	574,811	197,595
Long-term debt, net	1,349,896	1,179,266
Derivatives	37,453	12,051
Asset retirement obligations	55,680	64,775
Operating lease liabilities	6,064	8,918
Other noncurrent liabilities	11,006	1,448
Total liabilities	2,034,910	1,464,053
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 22,500,000 shares authorized and 16,111,452 and 12,020,164 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	161	120
Additional paid-in capital	2,715,196	2,398,464
Accumulated deficit	(2,491,295)	(2,420,027)
Total stockholders' equity	224,062	(21,443)
Total liabilities and stockholders' equity	$2,258,972	$1,442,610

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Oil sales	$229,329	$93,329	$514,752	$283,412
NGL sales	47,949	24,935	133,121	49,721
Natural gas sales	33,998	14,198	98,186	29,357
Midstream service revenues	1,739	1,751	4,292	6,715
Sales of purchased oil	66,235	39,334	173,500	119,922
Total revenues	379,250	173,547	923,851	489,127
Costs and expenses:
Lease operating expenses	29,837	19,840	68,526	62,471
Production and ad valorem taxes	17,937	8,753	45,957	24,935
Transportation and marketing expenses	11,660	13,161	34,477	37,886
Midstream service expenses	1,014	1,073	2,572	3,058
Costs of purchased oil	68,805	42,720	183,458	138,134
General and administrative	15,008	11,473	49,182	34,694
Organizational restructuring expenses	—	—	9,800	4,200
Depletion, depreciation and amortization	62,678	47,015	140,763	174,891
Impairment expense	—	196,088	1,613	789,235
Other operating expenses	1,798	1,102	4,099	3,325
Total costs and expenses	208,737	341,225	540,447	1,272,829
Gain on sale of oil and natural gas properties, net	95,223	—	93,482	—
Operating income (loss)	265,736	(167,678)	476,886	(783,702)
Non-operating income (expense):
Gain (loss) on derivatives, net	(96,240)	(45,250)	(467,547)	162,049
Interest expense	(30,406)	(26,828)	(82,222)	(78,870)
Loss on extinguishment of debt	—	—	—	(13,320)
Loss on disposal of assets, net	(22)	(607)	(28)	(1,057)
Write-off of debt issuance costs	—	—	—	(1,103)
Other income, net	441	533	2,236	608
Total non-operating income (expense), net	(126,227)	(72,152)	(547,561)	68,307
Income (loss) before income taxes	139,509	(239,830)	(70,675)	(715,395)
Income tax (expense) benefit:
Current	(1,300)	—	(1,300)	—
Deferred	(1,377)	2,398	707	7,154
Total income tax (expense) benefit	(2,677)	2,398	(593)	7,154
Net income (loss)	$136,832	$(237,432)	$(71,268)	$(708,241)
Net income (loss) per common share:
Basic	$8.68	$(20.32)	$(5.29)	$(60.76)
Diluted	$8.56	$(20.32)	$(5.29)	$(60.76)
Weighted-average common shares outstanding:
Basic	15,756	11,686	13,464	11,657
Diluted	15,993	11,686	13,464	11,657

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

debt is	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, June 30, 2021	13,573	$136	$2,473,709	—	$—	$(2,628,127)	$(154,282)
Restricted stock awards	39	—	—	—	—	—	—
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	9	(848)	—	(848)
Retirement of treasury stock	(9)	—	(848)	(9)	848	—	—
Exercise of stock options	2	—	173	—	—	—	173
Share-settled equity-based compensation	—	—	2,220	—	—	—	2,220
Equity issued for acquisition of oil and natural gas properties	2,507	25	239,942	—	—	—	239,967
Net income	—	—	—	—	—	136,832	136,832
Balance, September 30, 2021	16,111	$161	$2,715,196	—	$—	$(2,491,295)	$224,062

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, June 30, 2020	11,939	$119	$2,392,564	—	$—	$(2,016,663)	$376,020
Restricted stock awards	68	1	(1)	—	—	—	—
Restricted stock forfeitures	(2)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	1	(12)	—	(12)
Retirement of treasury stock	(1)	—	(12)	(1)	12	—	—
Share-settled equity-based compensation	—	—	2,936	—	—	—	2,936
Net loss	—	—	—	—	—	(237,432)	(237,432)
Balance, September 30, 2020	12,004	$120	$2,395,487	—	$—	$(2,254,095)	$141,512

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2020	12,020	$120	$2,398,464	—	$—	$(2,420,027)	$(21,443)
Restricted stock awards	233	2	(2)	—	—	—	—
Restricted stock forfeitures	(42)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	53	(2,589)	—	(2,589)
Retirement of treasury stock	(53)	—	(2,589)	(53)	2,589	—	—
Exercise of stock options	2	—	173	—	—	—	173
Share-settled equity-based compensation	—	—	6,730	—	—	—	6,730
Issuance of common stock, net of costs	1,438	14	72,478	—	—	—	72,492
Equity issued for acquisition of oil and natural gas properties	2,507	25	239,942	—	—	—	239,967
Performance share conversion	6	—	—	—	—	—	—
Net loss	—	—	—	—	—	(71,268)	(71,268)
Balance, September 30, 2021	16,111	$161	$2,715,196	—	$—	$(2,491,295)	$224,062

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2019	11,865	$2,373	$2,385,355	—	$—	$(1,545,854)	$841,874
Reverse stock split	—	(2,277)	2,277	—	—	—	—
Restricted stock awards	220	31	(31)	—	—	—	—
Restricted stock forfeitures	(46)	(2)	2	—	—	—	—
Stock exchanged for tax withholding	—	—	—	35	(774)	—	(774)
Retirement of treasury stock	(35)	(5)	(769)	(35)	774	—	—
Share-settled equity-based compensation	—	—	8,653	—	—	—	8,653
Net loss	—	—	—	—	—	(708,241)	(708,241)
Balance, September 30, 2020	12,004	$120	$2,395,487	—	$—	$(2,254,095)	$141,512

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(71,268)	$(708,241)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-settled equity-based compensation, net	5,609	6,111
Depletion, depreciation and amortization	140,763	174,891
Impairment expense	1,613	789,235
Gain on sale of oil and natural gas properties, net	(93,482)	—
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	467,547	(162,049)
Settlements (paid) received for matured derivatives, net	(191,507)	186,435
Settlements received for early-terminated commodity derivatives, net	—	6,340
Premiums received (paid) for commodity derivatives	9,041	(51,070)
Amortization of debt issuance costs	3,608	3,304
Amortization of operating lease right-of-use assets	9,907	10,133
Loss on extinguishment of debt	—	13,320
Deferred income tax benefit	(707)	(7,154)
Other, net	3,387	4,519
Changes in operating assets and liabilities:
Accounts receivable, net	(58,681)	24,925
Other current assets	(3,026)	4,451
Other noncurrent assets, net	(30,285)	(3,619)
Accounts payable and accrued liabilities	21,342	5,569
Undistributed revenue and royalties	56,268	(7,631)
Other current liabilities	11,203	(8,216)
Other noncurrent liabilities	5,780	(7,633)
Net cash provided by operating activities	287,112	273,620
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net	(627,044)	(23,563)
Capital expenditures:
Oil and natural gas properties	(278,847)	(278,277)
Midstream service assets	(2,375)	(2,517)
Other fixed assets	(3,226)	(3,024)
Proceeds from dispositions of capital assets, net of selling costs	393,742	1,242
Net cash used in investing activities	(517,750)	(306,139)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	425,000	45,000
Payments on Senior Secured Credit Facility	(650,000)	(185,000)
Issuance of January 2025 Notes and January 2028 Notes	—	1,000,000
Issuance of July 2029 Notes	400,000	—
Extinguishment of debt	—	(808,855)
Proceeds from issuance of common stock, net of costs	72,492	—
Stock exchanged for tax withholding	(2,589)	(774)
Proceeds from exercise of stock options	173	—
Payments for debt issuance costs	(14,597)	(18,451)
Other liabilities	2,798	—
Net cash provided by financing activities	233,277	31,920
Net increase (decrease) in cash and cash equivalents	2,639	(599)
Cash and cash equivalents, beginning of period	48,757	40,857
Cash and cash equivalents, end of period	$51,396	$40,258
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Laredo Petroleum, Inc.
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
The unaudited consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2020 is derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of September 30, 2021, results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020.
Certain disclosures have been condensed or omitted from the unaudited consolidated financial statements. Accordingly, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2020 Annual Report.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. In connection with the Working Interest Sale (as defined below), the $1.7 million "Transaction expenses" line item, which was recorded during the three months ended June 30, 2021, has been reclassified to be presented net with the "Gain on sale of oil and natural gas properties, net" line item on the unaudited consolidated statements of operations for the nine months ended September 30, 2021. This resulted in a $1.7 million reclassification between operating cash flows and investing cash flows on the unaudited consolidated statements of cash flows during the nine months ended September 30, 2021. There was no impact on previously reported total assets, total liabilities, net income (loss) or stockholders' equity for the periods presented.
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
Condensed notes to the consolidated financial statements
(Unaudited)
Note 2—New accounting standards
The Company considered the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board to the Accounting Standards Codification ("ASC") and has determined there are no ASUs that are not yet adopted and meaningful to disclose as of September 30, 2021.
Note 3—Acquisitions and divestitures
a.    2021 Acquisitions and divestiture
Pioneer Acquisition
On September 17, 2021, the Company entered into a purchase and sale agreement (the "Pioneer PSA") with Pioneer Natural Resources USA, Inc ("PXD"), DE Midland III, LLC ("DEM"), Parsley Minerals, LLC ("PM") and Parsley Energy, L.P. ("PE" and collectively with PXD, DEM, and PM, "Seller") pursuant to which the Company agreed to purchase (the "Pioneer Acquisition"), effective as of July 1, 2021, certain oil and gas properties in the Midland Basin, including approximately 20,000 net acres located in western Glasscock County, Texas, as well as related assets and contracts, for an aggregate purchase price of $160.0 million of cash, subject to customary closing price adjustments, and 959,691 shares of the Company's common stock, par value $0.01 per share. Under the terms of the Pioneer PSA, the Company paid a cash deposit to the Seller in an amount equal to $20.5 million, which is included in "Other noncurrent assets, net" on the unaudited consolidated balance sheets as of September 30, 2021.
The Company expects to finalize its allocation of the purchase consideration as soon as practicable after completion of the Pioneer Acquisition.
For income tax purposes, the Pioneer Acquisition will be treated as an asset purchase such that the tax basis in the assets and liabilities will generally reflect the allocated fair value at closing. Therefore, the Company does not anticipate a material tax consequence for deferred income taxes related to the Pioneer Acquisition.
Subsequent to September 30, 2021, the Company completed the Pioneer Acquisition. See Note 19.a for additional discussion.
Sabalo/Shad Acquisition
On May 7, 2021, the Company entered into two separate purchase and sale agreements, one (the "Sabalo PSA") with Sabalo Energy, LLC and its subsidiary, Sabalo Operating, LLC (collectively, "Sabalo"), and the other (the "Shad PSA" and together with the Sabalo PSA, the "Sabalo/Shad PSAs") with Shad Permian, LLC ("Shad") to acquire certain Midland Basin oil and gas properties, including approximately 21,000 net acres and approximately 120 gross (109 net) operated locations and approximately 150 gross (18 net) non-operated locations, located in Howard and Borden Counties, Texas, (collectively, the "Sabalo/Shad Acquisition"). Shad and Sabalo are unaffiliated, but owned interest in the same assets.
On July 1, 2021 ("Sabalo/Shad Closing Date") the Company closed the Sabalo/Shad Acquisition, effective April 1, 2021, for an aggregate purchase price of $862.9 million, comprised of (i) $606.1 million in cash (ii) 2,506,964 shares of the Company's common stock, par value $0.01 per share, based upon the share price as of the Sabalo/Shad Closing Date, and (iii) $16.8 million in transaction related expenses, inclusive of customary closing adjustments, subject to post-closing adjustments.
The Sabalo/Shad Acquisition was accounted for as a single transaction because the Sabalo PSA and Shad PSA were entered into at the same time and in contemplation of one another to form a single transaction designed to achieve an overall economic effect. The Company determined that the Sabalo/Shad Acquisition was an asset acquisition, as substantially all of the gross assets acquired are concentrated in a group of similar identifiable assets. Accordingly, the consideration paid was allocated to the individual assets acquired and liabilities assumed based on their relative fair values and all transaction costs associated were capitalized.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents components of the purchase price, inclusive of customary closing adjustments:

(in thousands, except for share and share price data)	July 1, 2021
Shares of Company common stock	2,506,964
Company common stock price at the Sabalo/Shad Closing Date	$95.72
Value of Company common stock consideration	$239,967

Cash consideration	$606,126
Transaction costs	$16,847
Total purchase price	$862,940
The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their relative fair values, on the Sabalo/Shad Closing Date:

(in thousands)	July 1, 2021
Evaluated properties	$502,916
Unevaluated properties	$364,293
Revenue suspense liabilities assumed	(4,269)
Allocated purchase price	$862,940
The Company funded the Sabalo/Shad Acquisition aggregate purchase price and related transaction costs with proceeds from borrowings under its Senior Secured Credit Facility and the Working Interest Sale described below.
Working Interest Sale
On May 7, 2021, the Company entered into a purchase and sale agreement (the "Sixth Street PSA") with Piper Investments Holdings, LLC, an affiliate of Sixth Street Partners, LLC ("Sixth Street") to sell 37.5% of the Company's working interest in certain producing wellbores and the related properties primarily located within Glasscock and Reagan Counties, Texas, subject to certain excluded assets and title diligence procedures (the "Working Interest Sale").
On July 1, 2021 (the "Sixth Street Closing Date") the Company closed the Working Interest Sale for cash proceeds of $405.0 million. In addition to such proceeds, the Sixth Street PSA also provided the Company with the right to receive up to a maximum of $93.7 million in additional cash consideration if certain cash flow targets related to divested oil and natural gas property operations are met ("Sixth Street Contingent Consideration"). The Sixth Street Contingent Consideration is made up of quarterly payments through June 2027 totaling up to $38.7 million and a potential balloon payment of $55.0 million in June 2027. On the Sixth Street Closing Date, the fair value of the Sixth Street Contingent Consideration was determined to be $33.8 million. The Sixth Street Contingent Consideration is accounted for as a contingent consideration derivative, with all gains and losses as a result of changes in the fair value of the contingent consideration derivative recognized in earnings in the period in which the changes occur. See Notes 9.c and 10.a for further discussion of the Sixth Street Contingent Consideration.
Subsequent to the Sixth Street Closing Date, the Company continues to own and operate its remaining working interest in the properties sold to Sixth Street; however, the results of operations and cash flows related to the 37.5% working interests sold were eliminated from the Company's financial statements. This divestiture did not represent a strategic shift and will not have a major effect on the Company's future operations or financial results.
Pursuant to the rules governing full cost accounting, the Company recorded a gain on the Working Interest Sale of $93.5 million, net of transaction expenses of $11.6 million on the Company's consolidated statements of operations, subject to post-closing adjustments, as this divestment represented more than 25% of the Company's June 30, 2021 proved reserves. For the purposes of calculating the gain, total capitalized costs were allocated between reserves sold and reserves retained as of the Sixth Street Closing Date.
Leasehold acquisitions
During the three months ended September 30, 2021, the Company acquired certain oil and natural gas leasehold interests in Howard County, Texas, totaling approximately 455 net acres for an aggregate purchase price of $4.0 million.

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
The lease costs related to drilling, completion and production activities are reflected at the Company's net ownership, which is consistent with the principles of proportional consolidation, and lease commitments are reflected on a gross basis. As of September 30, 2021, the Company had an average working interest of 97% in wells associated with Laredo's active drilling program over the next 12 months. See Note 5 in the 2020 Annual Report for additional discussion of the Company's leases.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 5—Property and equipment
The following table presents the Company's property and equipment as of the dates presented:

(in thousands)	September 30, 2021	December 31, 2020
Evaluated oil and natural gas properties	$8,608,464	$7,874,932
Less accumulated depletion and impairment	(6,948,645)	(6,817,949)
Evaluated oil and natural gas properties, net	1,659,819	1,056,983

Unevaluated oil and natural gas properties not being depleted	167,219	70,020

Midstream service assets	183,645	181,718
Less accumulated depreciation and impairment	(75,782)	(69,021)
Midstream service assets, net	107,863	112,697

Depreciable other fixed assets	39,851	37,454
Less accumulated depreciation and amortization	(26,560)	(24,344)
Depreciable other fixed assets, net	13,291	13,110

Land	18,901	18,901

Total property and equipment, net	$1,967,093	$1,271,711
See Note 10.b for discussion of impairments of inventory during the nine months ended September 30, 2021. See Note 6 in the 2020 Annual Report for additional discussion of the Company's property and equipment.
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
Sales of oil and natural gas properties, whether or not being depleted currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, NGL and natural gas. See Note 3.a for discussion of the Company's sale of oil and natural gas properties and the resulting gain recognized during the three months ended September 30, 2021.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents incurred capital expenditures in the acquisition, exploration and development of oil and natural gas properties, with asset retirement obligations included in evaluated property acquisition costs and development costs, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Property acquisition costs:
Evaluated	$745,240	$—	$745,240	$7,586
Unevaluated	127,505	—	127,505	16,468
Exploration costs	8,143	3,479	27,413	13,563
Development costs	127,031	37,649	279,032	256,374
Total oil and natural gas properties incurred capital expenditures	$1,007,919	$41,128	$1,179,190	$293,991
The aforementioned total oil and natural gas properties incurred capital expenditures included certain employee-related costs as shown in the table below.
The following table presents capitalized employee-related incurred capital expenditures in the acquisition, exploration and development of oil and natural gas properties for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Capitalized employee-related costs	$4,614	$4,976	$13,703	$13,573
The following table presents depletion expense, which is included in "Depletion, depreciation and amortization" on the unaudited consolidated statements of operations, and depletion expense per BOE sold of evaluated oil and natural gas properties for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except per BOE data)	2021	2020	2021	2020
Depletion expense of evaluated oil and natural gas properties	$59,250	$43,648	$130,625	$164,705
Depletion expense per BOE sold	$8.40	$5.40	$5.94	$6.72
The full cost ceiling is based principally on the estimated future net cash flows from proved oil, NGL and natural gas reserves, which exclude the effect of the Company's commodity derivative transactions, discounted at 10%. SEC guidelines require companies to use the unweighted arithmetic average first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period before differentials ("Benchmark Prices"). The Benchmark Prices are then adjusted for quality, certain transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the delivery point ("Realized Prices") without giving effect to the Company's commodity derivative transactions. The Realized Prices are utilized to calculate the estimated future net cash flows in the full cost ceiling calculation. Significant inputs included in the calculation of discounted cash flows used in the impairment analysis include the Company's estimate of operating and development costs, anticipated production of proved reserves and other relevant data. In the event the unamortized cost of evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, as defined by the SEC, the excess is expensed in the period such excess occurs. Once incurred, a write-down of oil and natural gas properties is not reversible. The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling as of September 30, 2021 and, as such, the Company did not record a third-quarter full cost ceiling impairment.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents the Benchmark Prices and the Realized Prices as of the dates presented:

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Benchmark Prices:
Oil ($/Bbl)	$54.17	$46.26	$36.49	$36.04
NGL ($/Bbl)(1)	$28.57	$23.69	$19.24	$16.63
Natural gas ($/MMBtu)	$2.68	$2.06	$1.69	$1.21
Realized Prices:
Oil ($/Bbl)	$54.86	$47.31	$38.28	$37.69
NGL ($/Bbl)	$18.50	$14.01	$9.92	$7.43
Natural gas ($/Mcf)	$2.03	$1.51	$1.20	$0.79
_____________________________________________________________________________
(1)    Based on the Company's average composite NGL barrel.
The following table presents full cost ceiling impairment expense, which is included in "Impairment expense" on the unaudited consolidated statements of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Full cost ceiling impairment expense	$—	$196,088	$—	$779,718
Note 6—Debt
a.    July 2029 Notes
On July 16, 2021, the Company completed a private offering and sale of $400.0 million in aggregate principal amount of 7 3/4% senior unsecured notes due 2029 (the "July 2029 Notes"). Interest for the July 2029 Notes is payable semi-annually, in cash in arrears on January 31 and July 31 of each year, commencing January 31, 2022 with interest from closing to that date. The terms of the July 2029 Notes include covenants, which are in addition to but different than similar covenants in the Senior Secured Credit Facility, which limit the Company's ability to incur indebtedness, make restricted payments, grant liens and dispose of assets.
The July 2029 Notes are fully and unconditionally guaranteed on a senior unsecured basis by LMS, GCM and certain of the Company's future restricted subsidiaries, subject to certain automatic customary releases, including the sale, disposition or transfer of all of the capital stock or of all or substantially all of the assets of a subsidiary guarantor to one or more persons that are not the Company or a restricted subsidiary, exercise of legal defeasance or covenant defeasance options or satisfaction and discharge of the applicable indenture, designation of a subsidiary guarantor as a non-guarantor restricted subsidiary or as an unrestricted subsidiary in accordance with the applicable indenture, release from guarantee under the Senior Secured Credit Facility, or liquidation or dissolution (collectively, the "Releases").
The Company received net proceeds of approximately $392.0 million from the July 2029 Notes, after deducting underwriting discounts and commissions and estimated offering expenses. The proceeds from the offering were used for general corporate purposes, including repaying a portion of the borrowings outstanding under the Senior Secured Credit Facility.
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
The January 2025 Notes and January 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis by LMS, GCM and certain of the Company's future restricted subsidiaries, subject to certain automatic customary Releases.
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
c.    January 2022 Notes and March 2023 Notes
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
d.    Senior Secured Credit Facility
On May 7, 2021, the Company entered into the Sixth Amendment (the “Sixth Amendment”) to the Fifth Amended and Restated Credit Agreement, among the Company, as borrower, Wells Fargo Bank, N.A., as administrative agent, LMS and GCM, as guarantors, and the banks signatory thereto (as amended, the "Senior Secured Credit Facility"). The Sixth Amendment, among other things, reaffirmed the Senior Secured Credit Facility borrowing base at $725.0 million and amended the Senior Secured Credit Facility to permit (i) the Sabalo/Shad Acquisition and the other transactions contemplated by the Sabalo/Shad PSAs and (ii) the Working Interest Sale and the other transactions contemplated by the Sixth Street PSA, in each case, subject to the terms of the Sixth Amendment and the Senior Secured Credit Facility.
On July 16, 2021, the Company entered into the Seventh Amendment (the "Seventh Amendment") to the Senior Secured Credit Facility. The Seventh Amendment, among other things, included technical amendments (including in connection with

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Eurodollar advances), extended the maturity date by two years to July 16, 2025 (subject to a springing maturity date of July 29, 2024 if any of the January 2025 Notes are outstanding on such date), increased the applicable margins for advances made thereunder, increased certain commitment and letter of credit fees, revised certain exceptions to the limitations on the payment of distributions and the repayment of unsecured debt and decreased the leverage ratio for quarterly periods ending on and after September 30, 2021.
As of September 30, 2021, the Senior Secured Credit Facility, which matures on July 16, 2025, had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $725.0 million each, with $30.0 million outstanding, and was subject to an interest rate of 2.625%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of September 30, 2021 and December 31, 2020, the Company had one letter of credit outstanding of $44.1 million under the Senior Secured Credit Facility. For additional information see Note 7.c in the 2020 Annual Report.
See Note 19.b for discussion of (i) additional borrowings on and (ii) an increase in the borrowing base of the Senior Secured Credit Facility subsequent to September 30, 2021.
The Company's measurements of Adjusted EBITDA (non-GAAP) for financial reporting as compared to compliance under its debt agreements differ.
e.    Debt issuance costs
The Company capitalized $13.1 million and $14.6 million in debt issuance costs during the three and nine months ended September 30, 2021, respectively, in connection with entering into the Sixth Amendment and Seventh Amendment to the Senior Secured Credit Facility and the issuance of the July 2029 Notes. The Company capitalized debt issuance costs of $18.4 million during the nine months ended September 30, 2020 in connection with the issuance of the January 2025 Notes and January 2028 Notes. The Company wrote off debt issuance costs during the nine months ended September 30, 2020 in connection with the extinguishment of the January 2022 Notes and March 2023 Notes, which are included in "Loss on extinguishment of debt" on the unaudited consolidated statement of operations. No debt issuance costs were written off during the nine months ended September 30, 2021.
The Company had total debt issuance costs of $27.7 million and $17.0 million, net of accumulated amortization of $25.7 million and $22.1 million, as of September 30, 2021 and December 31, 2020, respectively. Debt issuance costs related to the Company's January 2025 Notes, January 2028 Notes and July 2029 Notes are included in "Long-term debt, net" on the unaudited consolidated balance sheets. Debt issuance costs related to the Senior Secured Credit Facility are included in "Other noncurrent assets, net" on the unaudited consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the respective terms of the notes and the Senior Secured Credit Facility. See Note 6.f for additional discussion of debt issuance costs.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
f.    Long-term debt, net
The following table presents the Company's long-term debt and debt issuance costs, net included in "Long-term debt, net" on the unaudited consolidated balance sheets as of the dates presented:

	September 30, 2021			December 31, 2020
(in thousands)	Long-term debt	Debt issuance costs, net	Long-term debt, net	Long-term debt	Debt issuance costs, net	Long-term debt, net
January 2025 Notes	$577,913	$(6,874)	$571,039	$577,913	$(8,676)	$569,237
January 2028 Notes	361,044	(5,233)	355,811	361,044	(6,015)	355,029
July 2029 Notes	400,000	(6,954)	393,046	—	—	—
Senior Secured Credit Facility(1)	30,000	—	30,000	255,000	—	255,000
Long-term debt, net	$1,368,957	$(19,061)	$1,349,896	$1,193,957	$(14,691)	$1,179,266
______________________________________________________________________________
(1)Debt issuance costs, net related to the Senior Secured Credit Facility of $8.6 million and $2.3 million as of September 30, 2021 and December 31, 2020, respectively, are included in "Other noncurrent assets, net" on the unaudited consolidated balance sheets.
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
As of September 30, 2021, the Company has sold 1,438,105 shares of its common stock pursuant to the ATM Program for net proceeds of approximately $72.5 million, after underwriting commissions and other related expenses, thus completing the ATM Program. Proceeds from the share sales were utilized to reduce borrowings on the Senior Secured Credit Facility.
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
The following table reflects the restricted stock award activity for the nine months ended September 30, 2021:

(in thousands, except for weighted-average grant-date fair value)	Restricted stock awards	Weighted-average grant-date fair value (per share)
Outstanding as of December 31, 2020	309	$44.88
Granted	233	$38.38
Forfeited	(42)	$42.06
Vested(1)	(149)	$57.11
Outstanding as of September 30, 2021	351	$35.66
_____________________________________________________________________________
(1)The aggregate intrinsic value of vested restricted stock awards for the nine months ended September 30, 2021 was $7.0 million.
The Company utilizes the closing stock price on the grant date to determine the fair value of restricted stock awards. As of September 30, 2021, unrecognized equity-based compensation related to the restricted stock awards expected to vest was $9.1 million. Such cost is expected to be recognized over a weighted-average period of 2.04 years.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
b.    Stock option awards
The following table reflects the stock option award activity for the nine months ended September 30, 2021:

(in thousands, except for weighted-average exercise price and weighted-average remaining contractual term)	Stock option awards	Weighted-average exercise price (per share)	Weighted-average remaining contractual term (years)
Outstanding as of December 31, 2020	11	$257.42	4.00
Exercised	(2)	$82.00
Expired or canceled	(2)	$374.77
Outstanding and exercisable as of September 30, 2021	7	$275.88	3.49
The intrinsic value of the vested and exercisable stock option awards as of September 30, 2021 was zero.
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
The following table reflects the performance share award activity for the nine months ended September 30, 2021:

(in thousands, except for weighted-average grant-date fair value)	Performance share awards	Weighted-average grant-date fair value (per share)
Outstanding as of December 31, 2020	97	$84.06
Forfeited	(10)	$74.70
Vested(1)	(15)	$184.43
Outstanding as of September 30, 2021	72	$64.78
______________________________________________________________________________
(1)The performance share awards granted on February 16, 2018 had a performance period of January 1, 2018 to December 31, 2020 and, as their market and performance criteria were partially satisfied, resulted in a 43% payout. As such, the granted awards vested and were converted into 6,343 shares of the Company's common stock during the nine months ended September 30, 2021 based on this 43% payout.
As of September 30, 2021, unrecognized equity-based compensation related to the performance share awards expected to vest was $0.8 million. Such cost is expected to be recognized over a weighted-average period of 0.41 years. As of September 30, 2021, the expense per performance share, which is the fair value per performance share adjusted for the estimated payout of the performance criteria, was $83.51.

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
As of September 30, 2021, unrecognized equity-based compensation related to the outperformance share award expected to vest was $0.3 million. Such cost is expected to be recognized over a weighted-average period of 1.95 years.
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
(2)The Company utilized its own remaining performance period matched historical volatility in order to develop the expected volatility.
The following table reflects the performance unit award activity for the nine months ended September 30, 2021:

(in thousands)	Performance units
Outstanding as of December 31, 2020	99
Granted	110
Outstanding as of September 30, 2021	209
As of September 30, 2021, unrecognized equity-based compensation related to the performance unit awards expected to vest was $16.9 million. Such cost is expected to be recognized over a weighted-average period of 2.07 years. As of September 30, 2021, the expense per performance unit, which is the fair value per performance unit adjusted for the estimated payout of the performance criteria, for the 2021 and 2020 performance unit awards was $119.77 and $131.19, respectively.
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
The following table reflects the phantom unit award activity for the nine months ended September 30, 2021:

(in thousands)	Phantom units
Outstanding as of December 31, 2020	75
Granted	5
Forfeited	(22)
Vested(1)	(25)
Outstanding as of September 30, 2021	33
______________________________________________________________________________
(1)On March 5, 2021, the vested phantom unit awards were settled and paid out in cash at a fair value of $34.24 based on the Company's closing stock price on the vesting date.
The Company utilizes the closing stock price on the last day of each reporting period to determine the fair value of phantom unit awards and the life-to-date recognized expense is adjusted accordingly. As of September 30, 2021, unrecognized equity-based compensation related to the phantom unit awards expected to vest was $2.0 million. Such cost is expected to be recognized over a weighted-average period of 1.58 years.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
g.    Equity-based compensation
The following table reflects equity-based compensation expense for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Equity awards:
Restricted stock awards	$1,810	$2,140	$5,630	$6,682
Performance share awards	366	739	962	1,777
Outperformance share award	44	44	131	131
Stock option awards	—	13	7	63
Total share-settled equity-based compensation, gross	$2,220	$2,936	$6,730	$8,653
Less amounts capitalized	(409)	(895)	(1,121)	(2,542)
Total share-settled equity-based compensation, net	$1,811	$2,041	$5,609	$6,111
Liability awards:
Performance unit awards	$1,380	$18	$8,552	$208
Phantom unit awards	269	29	1,202	140
Total cash-settled equity-based compensation, gross	$1,649	$47	$9,754	$348
Less amounts capitalized	(60)	(14)	(353)	(57)
Total cash-settled equity-based compensation, net	$1,589	$33	$9,401	$291
Total equity-based compensation, net	$3,400	$2,074	$15,010	$6,402
Note 9—Derivatives
The Company has three types of derivative instruments as of September 30, 2021: (i) commodity derivatives, (ii) a debt interest rate derivative and (iii) a contingent consideration derivative. See Notes (i) 2.e in the 2020 Annual Report for discussion of the Company's significant accounting policies for derivatives and presentation and (ii) 10.a for discussion of fair value measurement of derivatives on a recurring basis. The Company's derivatives were not designated as hedges for accounting purposes, and the Company does not enter into such instruments for speculative trading purposes. Accordingly, the changes in fair value are recognized in "Gain (loss) on derivatives, net" under "Non-operating income (expense)" on the unaudited consolidated statements of operations.
The following table summarizes components of the Company's gain (loss) on derivatives, net by type of derivative instrument for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Commodity	$(101,394)	$(45,219)	$(472,296)	$155,278
Interest rate	(17)	9	(43)	(329)
Contingent consideration	5,171	(40)	4,792	7,100
Gain (loss) on derivatives, net	$(96,240)	$(45,250)	$(467,547)	$162,049
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
During the nine months ended September 30, 2021, the Company’s derivatives were settled based on reported prices on commodity exchanges, with (i) oil derivatives settled based on WTI NYMEX and Brent ICE pricing, (ii) NGL derivatives settled

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
based on Mont Belvieu OPIS pricing and (iii) natural gas derivatives settled based on Henry Hub NYMEX and Waha Inside FERC pricing.
During the nine months ended September 30, 2021, in connection with the Working Interest Sale, the Company entered into derivative positions on behalf of Sixth Street. Following the closing of the Working Interest Sale on July 1, 2021, all of the hedges entered into on behalf of Sixth Street were novated to Sixth Street as intended.
During the nine months ended September 30, 2021, the Company completed a hedge restructuring by (i) selling 2,254,500 calendar year 2021 $55.00 per barrel Brent ICE puts, which volumetrically offset existing calendar year 2021 $55.00 per barrel Brent ICE puts, and receiving aggregate premiums of $9.0 million at inception of the contracts and (ii) entering into 2,254,500 calendar year 2021 Brent ICE swaps at a weighted-average price of $55.09 per barrel. Associated with the aforementioned existing calendar year 2021 $55.00 per barrel Brent ICE puts, which were entered into during 2020, were $50.6 million in aggregate premiums paid at the inception of the contacts.
During the nine months ended September 30, 2020, the Company completed a hedge restructuring by early terminating collars and entering into new swaps. The following table presents the commodity derivatives that were terminated:

	Aggregate volumes (Bbl)	Floor price ($/Bbl)	Ceiling price ($/Bbl)	Contract period
WTI NYMEX - Collars	912,500	$45.00	$71.00	January 2021 - December 2021

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes open commodity derivative positions as of September 30, 2021, for commodity derivatives that were entered into through September 30, 2021, for the settlement periods presented:

	Remaining Year 2021	Year 2022
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	368,000	365,000
Weighted-average price ($/Bbl)	$69.46	$64.40
WTI NYMEX - Collars:
Volume (Bbl)	92,000	3,394,500
Weighted-average floor price ($/Bbl)	$63.00	$58.23
Weighted-average ceiling price ($/Bbl)	$67.65	$69.39
Total WTI NYMEX:
Total volume (Bbl)	460,000	3,759,500
Weighted-average floor price ($/Bbl)	$68.16	$58.83
Weighted-average ceiling price ($/Bbl)	$69.09	$68.91
Brent ICE - Swaps:
Volume (Bbl)	1,890,600	4,124,500
Weighted-average price ($/Bbl)	$51.29	$48.34
Brent ICE - Collars:
Volume (Bbl)	331,200	1,551,250
Weighted-average floor price ($/Bbl)	$55.00	$56.65
Weighted-average ceiling price ($/Bbl)	$66.53	$65.44
Total Brent ICE:
Total volume (Bbl)	2,221,800	5,675,750
Weighted-average floor price ($/Bbl)	$51.84	$50.61
Weighted-average ceiling price ($/Bbl)	$53.56	$53.01
NGL:
Purity Ethane - Swaps:
Volume (Bbl)	230,000	1,533,000
Weighted-average price ($/Bbl)	$12.01	$11.42
Non-TET Propane - Swaps:
Volume (Bbl)	610,788	1,168,000
Weighted-average price ($/Bbl)	$22.90	$35.91
Non-TET Normal Butane - Swaps:
Volume (Bbl)	203,596	365,000
Weighted-average price ($/Bbl)	$25.87	$41.58
Non-TET Isobutane - Swaps:
Volume (Bbl)	55,568	109,500
Weighted-average price ($/Bbl)	$26.55	$42.00
Non-TET Natural Gasoline - Swaps:
Volume (Bbl)	222,088	365,000
Weighted-average price ($/Bbl)	$38.16	$60.65
Total NGL volume (Bbl)	1,322,040	3,540,500
CONTINUED ON NEXT PAGE

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

	Remaining Year 2021	Year 2022
Natural gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	10,718,000	3,650,000
Weighted-average price ($/MMBtu)	$2.59	$2.73
Henry Hub NYMEX - Collars:
Volume (MMBtu)	—	29,200,000
Weighted-average floor price ($/MMBtu)	$—	$3.09
Weighted-average ceiling price ($/MMBtu)	$—	$3.84
Total Henry Hub NYMEX:
Total volume with floor price (MMBtu)	10,718,000	32,850,000
Weighted-average floor price ($/MMBtu)	$2.59	$3.05
Total volume with ceiling price (MMBtu)	10,718,000	32,850,000
Weighted-average ceiling price ($/MMBtu)	$2.59	$3.71
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	14,278,400	29,017,500
Weighted-average differential ($/MMBtu)	$(0.47)	$(0.36)
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
c.    Contingent consideration
The Sixth Street PSA provided for potential contingent payments to be paid to the Company if certain cash flow targets are met related to divested oil and natural gas property operations. The Sixth Street Contingent Consideration provides the Company with the right to receive up to a maximum of $93.7 million in additional cash consideration, comprised of potential quarterly payments through June 2027 totaling up to $38.7 million and a potential balloon payment of $55.0 million in June 2027. The fair value of the Sixth Street Contingent Consideration was $33.8 million as of the acquisition date and $39.0 million as of September 30, 2021. See Note 3.a for further discussion of the Working Interest Sale associated with the Sixth Street Contingent Consideration.
The Company's asset acquisition of oil and natural gas properties that closed on April 30, 2020 provided for potential contingent payments to be paid by the Company if the arithmetic average of the monthly settlement WTI NYMEX prices exceed certain thresholds for the contingency period beginning on January 1, 2021 and ending on the earlier of December 31, 2022 or the date the counterparty has received the maximum consideration of $1.2 million. As the maximum thresholds were met, the Company paid the maximum amount of the $1.2 million contingent consideration to the counterparty during the three months ended September 30, 2021. See Note 3.b for further discussion of the Company's asset acquisition associated with this contingent consideration.
At each quarterly reporting period, the Company remeasures contingent consideration with the change in fair value recognized in earnings.

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
Balance sheet presentation
The following tables present the Company's derivatives by (i) balance sheet classification, (ii) derivative type and (iii) fair value hierarchy level, and provide a total, on a gross basis and a net basis reflected in "Derivatives" on the unaudited consolidated balance sheets as of the dates presented:

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
Assets:
Current:
Commodity - Oil	$—	$10,836	$—	$10,836	$(10,836)	$—
Commodity - NGL	—	—	—	—	—	—
Commodity - Natural gas	—	3,497	—	3,497	(3,497)	—
Contingent consideration	—	3,272	—	3,272	—	3,272
Noncurrent:
Commodity - Oil	$—	$6,657	$—	$6,657	$(6,657)	$—
Commodity - NGL	—	—	—	—	—	—
Commodity - Natural gas	—	1,497	—	1,497	(1,497)	—
Contingent consideration	—	35,742	—	35,742	—	35,742
Liabilities:
Current:
Commodity - Oil	$—	$(171,158)	$—	$(171,158)	$10,836	$(160,322)
Commodity - NGL	—	(62,658)	—	(62,658)	—	(62,658)
Commodity - Natural gas	—	(69,180)	—	(69,180)	3,497	(65,683)
Interest rate - LIBOR	—	(131)	—	(131)	—	(131)
Contingent consideration	—	—	—	—	—	—
Noncurrent:
Commodity - Oil	$—	$(35,279)	$—	$(35,279)	$6,657	$(28,622)
Commodity - NGL	—	(3,406)	—	(3,406)	—	(3,406)
Commodity - Natural gas	—	(6,922)	—	(6,922)	1,497	(5,425)
Interest rate - LIBOR	—	—	—	—	—	—
Contingent consideration	—	—	—	—	—	—
Net derivative liability positions	$—	$(287,233)	$—	$(287,233)	$—	$(287,233)

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity - Oil	$—	$32,958	$—	$32,958	$(24,930)	$8,028
Commodity - NGL	—	2,720	—	2,720	(2,720)	—
Commodity - Natural gas	—	521	—	521	(656)	(135)
Contingent consideration	—	—	—	—	—	—
Noncurrent:
Commodity - Oil	$—	$—	$—	$—	$—	$—
Commodity - NGL	—	—	—	—	—	—
Commodity - Natural gas	—	535	—	535	(535)	—
Contingent consideration	—	—	—	—	—	—
Liabilities:
Current:
Commodity - Oil	$—	$(25,118)	$—	$(25,118)	$24,930	$(188)
Commodity - NGL	—	(16,185)	—	(16,185)	2,720	(13,465)
Commodity - Natural gas	—	(17,958)	—	(17,958)	656	(17,302)
Interest rate - LIBOR	—	(206)	—	(206)	—	(206)
Contingent consideration	—	(665)	—	(665)	—	(665)
Noncurrent:
Commodity - Oil	$—	$(10,932)	$—	$(10,932)	$—	$(10,932)
Commodity - NGL	—	—	—	—	—	—
Commodity - Natural gas	—	(1,476)	—	(1,476)	535	(941)
Interest rate - LIBOR	—	(63)	—	(63)	—	(63)
Contingent consideration	—	(115)	—	(115)	—	(115)
Net derivative liability positions	$—	$(35,984)	$—	$(35,984)	$—	$(35,984)
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
The Working Interest Sale provides for potential contingent payments to be paid to the Company. The fair value of the Sixth Street Contingent Consideration was $33.8 million as of the acquisition date and $39.0 million as of September 30, 2021. See Note 3.a for further discussion of the Working Interest Sale associated with the Sixth Street Contingent Consideration.
The Company's acquisition of oil and natural gas properties that closed on April 30, 2020 provided for potential contingent payments to be paid by the Company. During the three months ended September 30, 2021, the maximum amount of the $1.2 million contingent consideration was distributed to the counterparty. The fair value of the contingent consideration derivative liability was $0.8 million as of December 31, 2020. See Note 3.b for further discussion of the Company's asset acquisition associated with this contingent consideration.
b.    Fair value measurement on a nonrecurring basis
See Note 2.i in the 2020 Annual Report for the Level 2 fair value hierarchy input assumptions used in estimating the net realizable value ("NRV") of inventory used to determine the $1.6 million and $1.3 million impairment expense of inventory recorded during the nine months ended September 30, 2021 and 2020, respectively, pertaining to line-fill and other inventories.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
See Note 11.b in the 2020 Annual Report for the Level 3 fair value hierarchy input assumptions used in the fair value measurement of long-lived assets used to determine the $8.2 million impairment expense of long-lived assets recorded during the nine months ended September 30, 2020, pertaining to midstream service assets. There were no impairments of long-lived assets recorded during the nine months ended September 30, 2021.
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
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	September 30, 2021		December 31, 2020
(in thousands)	Long-term debt	Fair value(1)	Long-term debt	Fair value(1)
January 2025 Notes	$577,913	$598,862	$577,913	$499,299
January 2028 Notes	361,044	390,415	361,044	299,667
July 2029 Notes	400,000	401,000	—	—
Senior Secured Credit Facility	30,000	30,023	255,000	255,187
Total	$1,368,957	$1,420,300	$1,193,957	$1,054,153
______________________________________________________________________________
(1)The fair values of the outstanding notes were determined using the Level 1 fair value hierarchy quoted market prices for each respective instrument as of September 30, 2021 and December 31, 2020. The fair values of the outstanding debt under the Senior Secured Credit Facility were estimated utilizing the Level 2 fair value hierarchy pricing model for similar instruments as of September 30, 2021 and December 31, 2020.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 11—Net income (loss) per common share
Basic and diluted net income (loss) per common share are computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution of non-vested restricted stock awards, outstanding stock option awards, non-vested performance share awards and the non-vested outperformance share award. See Note 8 for additional discussion of these awards. For the three months ended September 30, 2021, the dilutive effects of these awards were calculated utilizing the treasury stock method. For the nine months ended September 30, 2021 and the three and nine months ending September 30, 2020, all of these awards were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net loss per common share.
The following table reflects the calculations of basic and diluted (i) weighted-average common shares outstanding and (ii) net income (loss) per common share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except for per share data)	2021	2020	2021	2020
Net income (loss) (numerator)	$136,832	$(237,432)	$(71,268)	$(708,241)
Weighted-average common shares outstanding (denominator):
Basic(1)	15,756	11,686	13,464	11,657
Dilutive non-vested restricted stock awards	187	—	—	—
Dilutive non-vested performance share awards(2)	50	—	—	—
Diluted	15,993	11,686	13,464	11,657
Net income (loss) per common share:
Basic	$8.68	$(20.32)	$(5.29)	$(60.76)
Diluted	$8.56	$(20.32)	$(5.29)	$(60.76)
_____________________________________________________________________________
(1)For the three and nine months ended September 30, 2021, the weighted-average common shares outstanding used in the computation of basic and diluted net income (loss) per share includes the effects of equity issued by the Company during the periods. There was no comparable equity issued during the three and nine months ended September 30, 2020. See Notes 3.a and 7.a for additional discussion of equity issued by the Company.
(2)The dilutive effect of the non-vested performance share awards for the three months ended September 30, 2021 was calculated assuming the performance period ended on September 30, 2021.
The effect of the outstanding stock option awards was excluded from the calculation of diluted net income per common share for the three months ended September 30, 2021. The inclusion of these stock option awards would be anti-dilutive as their exercise prices were greater than the average closing price during the period.
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
b.    Drilling rig contracts
The Company enters into drilling rig contracts to ensure availability of desired rigs to facilitate drilling plans. The Company has two operating leases for terms of multiple months, both of which contain early termination clauses that require the Company to potentially pay penalties to the third party should the Company cease drilling efforts. These penalties would negatively impact the Company's financial statements upon early contract termination. There were no penalties incurred for early contract termination for either of the nine months ended September 30, 2021 or 2020. As these drilling rig contracts are operating leases with an initial term greater than 12 months, the present value of the future commitment as of September 30,

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
2021 is included in current and noncurrent "Operating lease liabilities" on the unaudited consolidated balance sheet as of September 30, 2021. See Note 5 in the 2020 Annual Report for additional discussion of the Company's leases.
c.    Firm sale and transportation commitments
The Company has committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. A portion of the Company's commitments are related to transportation commitments with a certain pipeline pertaining to the gathering of the Company's production from established acreage that extends into 2024. The Company was unable to satisfy a portion of this particular commitment with produced or purchased oil, therefore, the Company expensed firm transportation payments on excess capacity of $2.8 million during the nine months ended September 30, 2021, which is recorded in "Transportation and marketing expenses" on the unaudited consolidated statement of operations. The Company expensed firm transportation payments on excess capacity of $2.2 million during the nine months ended September 30, 2020, which is recorded in "Transportation and marketing expenses" on the unaudited consolidated statement of operations. The Company's estimated aggregate liability of firm transportation payments on excess capacity is $4.1 million as of September 30, 2021, and is included in "Accounts payable and accrued liabilities" on the unaudited consolidated balance sheet. As of September 30, 2021, future firm sale and transportation commitments of $229.6 million are expected to be satisfied and, as such, are not recorded as a liability on the unaudited consolidated balance sheet.
d.    Sand purchase commitment
During the year ended December 31, 2020, the Company entered into an agreement to take delivery of processed sand at a fixed price for one year, which is utilized in the Company's completions activities, from its sand mine that is operated by a third-party contractor. As of September 30, 2021, under the terms of this agreement, the Company is required to purchase a certain volume remaining under its commitment or it would incur a shortfall payment of $0.1 million at the end of the contract period.
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
f.    Environmental
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed in the period incurred. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Management believes no materially significant liabilities of this nature existed as of September 30, 2021 or December 31, 2020.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 13—Supplemental cash flow and non-cash information
The following table presents supplemental cash flow and non-cash information for the periods presented:

	Nine months ended September 30,
(in thousands)	2021	2020
Supplemental cash flow information:
Cash paid for interest, net of $3,081 and $2,290 of capitalized interest, respectively	$95,684	$73,725
Net cash received for income taxes(1)	$—	$(2,129)
Supplemental non-cash investing information:
Fair value of contingent consideration asset (liability) on transaction date(2)	$33,832	$(225)
Change in accrued capital expenditures	$25,380	$(11,267)
Capitalized share-settled equity-based compensation	$1,121	$2,542
Capitalized asset retirement cost	$2,668	$1,107
_____________________________________________________________________________
(1)See Note 16 for additional discussion of the Company's income taxes.
(2)See Notes 3.a, 3.b and 9.c for discussion of the Company's 2021 Working Interest Sale of oil and natural gas properties and 2020 acquisition of oil and natural gas properties, both of which include contingent considerations. See Note 10.a for discussion of the quarterly remeasurement of these contingent considerations.
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
The following table reconciles the Company's asset retirement obligation liability associated with tangible long-lived assets for the periods presented:

	Nine months ended September 30,
(in thousands)	2021	2020
Liability at beginning of period	$68,326	$62,718
Liabilities added due to acquisitions, drilling, midstream service asset construction and other	2,668	1,107
Accretion expense(1)	3,207	3,325
Liabilities settled due to plugging and abandonment or removed due to sale	(14,904)	(887)
Liability at end of period	$59,297	$66,263
_____________________________________________________________________________
(1)Accretion expense is included in "Other operating expenses" on the unaudited consolidated statements of operations.

Table of Contents	Laredo Petroleum, Inc.
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
Note 16—Income taxes
The Company is subject to federal and state income taxes and the Texas franchise tax. As of September 30, 2021, the Company had federal net operating loss ("NOL") carryforwards totaling $2.1 billion, and of this amount, $1.7 billion will begin to expire in 2026 and $366.8 million will not expire but may be limited in future periods, and state of Oklahoma net operating loss carryforwards totaling $34.4 million that will begin to expire in 2032. In connection with the Working Interest Sale, which closed during the three months ended September 30, 2021, and the resulting estimated tax gain, the Company expects to use a portion of its NOL carryforwards for federal tax purposes and has recorded corresponding current tax expense of $1.3 million for Texas franchise taxes.
As of September 30, 2021, the Company believes it is more likely than not that a portion of the net operating loss carryforwards are not fully realizable. The Company continues to consider new evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed. Such consideration includes projected future cash flows from its oil, NGL and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of September 30, 2021, the Company's ability to capitalize intangible drilling costs, rather than expensing these costs and future projections of Oklahoma sourced income. As of September 30, 2021, a total valuation allowance of $503.3 million has been recorded to offset the Company's federal and Oklahoma net deferred tax assets, resulting in a Texas net deferred tax asset of $2.2 million, which is included in "Other noncurrent assets, net" on the unaudited consolidated balance sheets.
Since September 30, 2015, the Company has recorded a full valuation allowance against its federal and Oklahoma net deferred tax position. As such, the Company's effective tax rate is 1%, due to the Texas franchise tax. The Company's effective tax rate is affected by changes in valuation allowances, recurring permanent differences and discrete items that may occur in any given year, but are not consistent from year to year.
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
The following table presents the capital expenditures for oil and natural gas properties paid to Halliburton included in the unaudited consolidated statements of cash flows for the periods presented:

	Nine months ended September 30,
(in thousands)	2021	2020
Capital expenditures for oil and natural gas properties	$42,074	$51,393
Note 18—Organizational restructurings
On June 29, 2021 (the "Effective Date"), the Company committed to a company-wide reorganization effort (the “Plan”) that included a workforce reduction of 14 individuals, or approximately 5% of the workforce. The reduction in workforce was communicated to employees on the Effective Date and implemented immediately, subject to certain administrative procedures. The Company put the Plan in place in order to better position the Company for the future. In connection with the Plan, the Company incurred an aggregate of $9.8 million of one-time charges during the nine months ended September 30, 2021 comprising of compensation, tax, professional, outplacement and insurance related expenses. All equity-based compensation awards held by the affected employees were forfeited and the corresponding equity-based compensation totaling $1.1 million was reversed during the nine months ended September 30, 2021. See Note 8 for additional information on the associated forfeiture activity.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
On June 17, 2020, the Company announced organizational changes, including a workforce reduction of 22 individuals which included a senior officer, that were implemented immediately, subject to certain administrative procedures. In connection with these changes, the Company incurred $4.2 million of one-time charges during the nine months ended September 30, 2020, comprised of compensation, tax, professional, outplacement and insurance-related expenses. All equity-based compensation awards held by the affected employees were forfeited and the corresponding equity-based compensation was reversed totaling $0.8 million during the nine months ended September 30, 2020.
Note 19—Subsequent events
a.   2021 Acquisition
On October 18, 2021, the Company closed the Pioneer Acquisition, and issued the 959,691 shares of its common stock constituting a portion of the purchase price in reliance on the exemption from registration requirements under the Securities Act, pursuant to Section 4(a)(2) thereof. The Company funded the cash portion of the purchase price and related transaction costs with respect to the Pioneer Acquisition with cash on hand and borrowings under its Senior Secured Credit Facility. See Note 3.a for additional discussion of the Pioneer Acquisition.
b.    Senior Secured Credit Facility
On October 7, 2021 and October 18, 2021, the Company borrowed an additional $20.0 million and $110.0 million, respectively, on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $160.0 million as of November 1, 2021. See Note 6.d for additional discussion of the Senior Secured Credit Facility.
On October 20, 2021, in connection with the Pioneer Acquisition and pursuant to the regular semi-annual redetermination, the Company’s lenders increased the borrowing base under the Senior Secured Credit Facility to $1.0 billion. The aggregate elected commitment under the Senior Secured Credit Facility remained unchanged at $725.0 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is for the three and nine months ended September 30, 2021 and 2020, and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2020 Annual Report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Laredo," "we," "us," "our" or similar terms refer to Laredo, LMS and GCM collectively, unless the context otherwise indicates or requires. Unless otherwise specified, references to "average sales price" refer to average sales price excluding the effects of our derivative transactions. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties, primarily in the Permian Basin of West Texas. The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. Since our inception, we have grown primarily through our drilling program, coupled with select strategic acquisitions and joint ventures. As of September 30, 2021, we had assembled 165,966 net acres in the Permian Basin.
Our financial and operating performance included the following for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change (#)	Change (%)
Oil sales volumes (MBbl)	3,250	2,311	939	41%
Oil equivalents sales volumes (MBOE)	7,057	8,083	(1,026)	(13)%
Oil, NGL and natural gas sales(1)	$311,276	$132,462	$178,814	135%
Net income (loss)(2)	$136,832	$(237,432)	$374,264	158%
Free Cash Flow (a non-GAAP financial measure)(3)	$(19,895)	$71,117	$(91,012)	(128)%
Adjusted EBITDA (a non-GAAP financial measure)(3)	$133,441	$137,281	$(3,840)	(3)%
_____________________________________________________________________________
(1)Our oil, NGL and natural gas sales increased as a result of a 169% increase in average sales price per BOE and were partially offset by a 13% decrease in total volumes sold.
(2)Our net loss for the three months ended September 30, 2020 includes a non-cash full cost ceiling impairment of $196.1 million.
(3)See pages 50-52 for discussion and calculations of these non-GAAP financial measures.

	Nine months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change (#)	Change (%)
Oil sales volumes (MBbl)	7,840	7,809	31	—%
Oil equivalents sales volumes (MBOE)	21,985	24,522	(2,537)	(10)%
Oil, NGL and natural gas sales(1)	$746,059	$362,490	$383,569	106%
Net loss(2)	$(71,268)	$(708,241)	$636,973	90%
Free Cash Flow (a non-GAAP financial measure)(3)	$(27,585)	$(9,952)	$(17,633)	(177)%
Adjusted EBITDA (a non-GAAP financial measure)(3)	$323,755	$386,966	$(63,211)	(16)%
_____________________________________________________________________________
(1)Our oil, NGL and natural gas sales increased as a result of a 130% increase in average sales price per BOE and were partially offset by a 10% decrease in total volumes sold.
(2)Our net loss for the nine months ended September 30, 2020 includes a non-cash full cost ceiling impairment of $779.7 million.
(3)See pages 50-52 for discussion and calculations of these non-GAAP financial measures.
Recent developments
2021 Acquisitions and divestiture
On October 18, 2021, we closed the Pioneer Acquisition, and issued the 959,691 shares of our common stock constituting a portion of the purchase price in reliance on the exemption from registration requirements under the Securities Act, pursuant to Section 4(a)(2) thereof. See Note 3.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of the Pioneer Acquisition.
On July 1, 2021, we closed the Sabalo/Shad Acquisition, and issued the 2,506,964 shares of our common stock constituting a portion of the purchase price in reliance on the exemption from registration requirements under the Securities Act, pursuant to Section 4(a)(2) thereof. On July 1, 2021, we also closed the Working Interest Sale. See Note 3.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of the Sabalo/Shad Acquisition and Working Interest Sale.
July 2029 Notes
On July 16, 2021, we closed a private offering and sale of $400.0 million in aggregate principal amount of 7 3/4% senior unsecured notes due 2029. We received net proceeds from the offering of approximately $392.0 million (after deducting underwriting discounts and commissions and estimated offering expenses), which we used for general corporate purposes, including, repaying a portion of the borrowings outstanding under our Senior Secured Credit Facility.
Senior Secured Credit Facility
On October 20, 2021, in connection with the Pioneer Acquisition and pursuant to the regular semi-annual redetermination, our lenders increased the borrowing base under the Senior Secured Credit Facility to $1.0 billion. The aggregate elected commitment under the Senior Secured Credit Facility remained unchanged at $725.0 million.
On October 7, 2021, and October 18, 2021 we borrowed an additional $20.0 million and $110.0 million, respectively, on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $160.0 million as of November 1, 2021. See Notes 6.d and 19.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of the Senior Secured Credit Facility.
COVID-19
Although much of the demand for oil and natural gas lost during COVID-19 has recovered, we are not able to predict the duration or ultimate impact that the pandemic will have on our business, financial condition and results of operations. We continue to closely monitor local infection rates and to conform to guidelines and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities as we have implemented appropriate return-to-work policies while minimizing interruptions to our operations. To date, these measures have not had a material effect on our workforce productivity.

Volatility in commodity prices
In the spring of 2020, action by members of OPEC+ attempting to stabilize the oil market and a slow reaction by U.S. and global producers to reduce oil production at a rate sufficient to match the sharp economic slowdown caused by COVID-19, resulted in an oversupply of oil that caused WTI oil prices to fall to -$37 per barrel on April 20, 2020. Following the April 20th low, WTI oil prices rebounded in the second half of 2020 and have averaged $65 per barrel during the nine months ended September 30, 2021 and $67 per barrel through October 2021.
We maintain an active, multi-year commodity derivatives strategy to minimize commodity price volatility and support cash flows needed for operations. For 2021, we currently have WTI oil derivatives in place for 0.5 million barrels at a weighted-average floor price of $68.16 WTI per barrel and Brent oil derivatives in place for 2.2 million barrels at a weighted-average floor price of $51.84 Brent per barrel. For 2022, we currently have WTI oil derivatives in place for 3.8 million barrels at a weighted-average floor price of $58.83 WTI per barrel and Brent oil derivatives in place for 5.7 million barrels at a weighted-average floor price of $50.61 Brent per barrel.
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
Our reserves are reported in three streams: oil, NGL and natural gas. The Realized Prices utilized to value our proved reserves as of September 30, 2021 and 2020, are as follows:

	September 30, 2021	September 30, 2020
Realized Prices:
Oil ($/Bbl)	$54.86	$41.08
NGL ($/Bbl)	$18.50	$7.71
Natural gas ($/Mcf)	$2.03	$0.68
The Realized Prices used to estimate proved reserves do not include derivative transactions. The unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling for each of the quarterly periods in 2020 and, as such, we recorded non-cash full cost ceiling impairments totaling $889.5 million during the year ended December 31, 2020. No such full cost ceiling impairment was recorded during the nine months ending September 30, 2021. Additionally, given current commodity prices, we do not anticipate recording a full cost ceiling impairment in the fourth quarter of 2021. See Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of the full cost method of accounting and our Realized Prices.

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
The following tables present our sources of revenue as a percentage of total revenues for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2021 compared to 2020
	2021	2020	Change (#)	Change (%)
Oil sales	60%	54%	6%	11%
NGL sales	13%	14%	(1)%	(7)%
Natural gas sales	10%	8%	2%	25%
Midstream service revenues	—%	1%	(1)%	(100)%
Sales of purchased oil	17%	23%	(6)%	(26)%
Total	100%	100%

	Nine months ended September 30,		2021 compared to 2020
	2021	2020	Change (#)	Change (%)
Oil sales	56%	58%	(2)%	(3)%
NGL sales	14%	10%	4%	40%
Natural gas sales	11%	6%	5%	83%
Midstream service revenues	—%	1%	(1)%	(100)%
Sales of purchased oil	19%	25%	(6)%	(24)%
Total	100%	100%

Oil, NGL and natural gas sales volumes, revenues and prices
The following tables present information regarding our oil, NGL and natural gas sales volumes, sales revenues and average sales prices for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2021 compared to 2020
	2021	2020	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	3,250	2,311	939	41%
NGL (MBbl)	1,830	2,760	(930)	(34)%
Natural gas (MMcf)	11,860	18,072	(6,212)	(34)%
Oil equivalents (MBOE)(1)(2)	7,057	8,083	(1,026)	(13)%
Average daily oil equivalent sales volumes (BOE/D)(2)	76,703	87,857	(11,154)	(13)%
Average daily oil sales volumes (Bbl/D)(2)	35,329	25,120	10,209	41%
Sales revenues (in thousands):
Oil	$229,329	$93,329	$136,000	146%
NGL	47,949	24,935	23,014	92%
Natural gas	33,998	14,198	19,800	139%
Total oil, NGL and natural gas sales revenues	$311,276	$132,462	$178,814	135%
Average sales prices(2):
Oil ($/Bbl)(3)	$70.56	$40.38	$30.18	75%
NGL ($/Bbl)(3)	$26.20	$9.04	$17.16	190%
Natural gas ($/Mcf)(3)	$2.87	$0.79	$2.08	263%
Average sales price ($/BOE)(3)	$44.11	$16.39	$27.72	169%
Oil, with commodity derivatives ($/Bbl)(4)	$53.94	$59.93	$(5.99)	(10)%
NGL, with commodity derivatives ($/Bbl)(4)	$9.31	$10.46	$(1.15)	(11)%
Natural gas, with commodity derivatives ($/Mcf)(4)	$1.45	$0.92	$0.53	58%
Average sales price, with commodity derivatives ($/BOE)(4)	$29.70	$22.76	$6.94	30%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the three months ended September 30, 2021 and 2020 columns are based on actual amounts and are not calculated using the rounded numbers presented in the table above or the table below.
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

	Nine months ended September 30,		2021 compared to 2020
	2021	2020	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	7,840	7,809	31	—%
NGL (MBbl)	6,702	7,979	(1,277)	(16)%
Natural gas (MMcf)	44,659	52,401	(7,742)	(15)%
Oil equivalents (MBOE)(1)(2)	21,985	24,522	(2,537)	(10)%
Average daily oil equivalent sales volumes (BOE/D)(2)	80,530	89,496	(8,966)	(10)%
Average daily oil sales volumes (Bbl/D)(2)	28,717	28,500	217	1%
Sales revenues (in thousands):
Oil	$514,752	$283,412	$231,340	82%
NGL	133,121	49,721	83,400	168%
Natural gas	98,186	29,357	68,829	234%
Total oil, NGL and natural gas sales revenues	$746,059	$362,490	$383,569	106%
Average sales prices(2):
Oil ($/Bbl)(3)	$65.66	$36.29	$29.37	81%
NGL ($/Bbl)(3)	$19.86	$6.23	$13.63	219%
Natural gas ($/Mcf)(3)	$2.20	$0.56	$1.64	293%
Average sales price ($/BOE)(3)	$33.94	$14.78	$19.16	130%
Oil, with commodity derivatives ($/Bbl)(4)	$49.33	$55.35	$(6.02)	(11)%
NGL, with commodity derivatives ($/Bbl)(4)	$10.40	$8.35	$2.05	25%
Natural gas, with commodity derivatives ($/Mcf)(4)	$1.53	$0.92	$0.61	66%
Average sales price, with commodity derivatives ($/BOE)(4)	$23.86	$22.32	$1.54	7%
_____________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the nine months ended September 30, 2021 and 2020 columns are based on actual amounts and are not calculated using the rounded numbers presented in the table above or the table below.
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

The following tables present net settlements (paid) received for matured commodity derivatives and net premiums paid previously or upon settlement attributable to commodity derivatives that matured during the periods utilized in our calculation of the average sales prices, with commodity derivatives, for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Net settlements (paid) received for matured commodity derivatives:
Oil	$(43,838)	$45,581	$(89,419)	(196)%
NGL	(30,905)	3,921	(34,826)	(888)%
Natural gas	(16,747)	2,382	(19,129)	(803)%
Total	$(91,490)	$51,884	$(143,374)	(276)%
Net premiums paid previously or upon settlement attributable to commodity derivatives that matured during the respective period:
Oil	$(10,182)	$(405)	$(9,777)	(2,414)%

	Nine months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Net settlements (paid) received for matured commodity derivatives:
Oil	$(96,675)	$150,467	$(247,142)	(164)%
NGL	(63,434)	16,938	(80,372)	(475)%
Natural gas	(30,046)	19,053	(49,099)	(258)%
Total	$(190,155)	$186,458	$(376,613)	(202)%
Net premiums paid previously or upon settlement attributable to commodity derivatives that matured during the respective period:
Oil	$(31,370)	$(1,682)	$(29,688)	(1,765)%
Changes in average sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three and nine months ended September 30, 2021 and 2020:

(in thousands)	Oil	NGL	Natural gas	Total
Third-quarter 2020 Revenues	$93,329	$24,935	$14,198	$132,462
Effect of changes in average sales prices	98,069	31,416	24,680	154,165
Effect of changes in sales volumes	37,931	(8,402)	(4,880)	24,649
Third-quarter 2021 Revenues	$229,329	$47,949	$33,998	$311,276
Change ($)	$136,000	$23,014	$19,800	$178,814
Change (%)	146%	92%	139%	135%

(in thousands)	Oil	NGL	Natural gas	Total
Third-quarter year-to-date 2020 Revenues	$283,412	$49,721	$29,357	$362,490
Effect of changes in average sales prices	230,226	91,360	73,167	394,753
Effect of changes in sales volumes	1,114	(7,960)	(4,338)	(11,184)
Third-quarter year-to-date 2021 Revenues	$514,752	$133,121	$98,186	$746,059
Change ($)	$231,340	$83,400	$68,829	$383,569
Change (%)	82%	168%	234%	106%
In the three and nine months ended September 30, 2021, we experienced significant increases in oil, NGL and natural gas sales prices compared to the same periods in 2020.

The following tables present midstream service revenues and sales of purchased oil for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Midstream service revenues	$1,739	$1,751	$(12)	(1)%
Sales of purchased oil	$66,235	$39,334	$26,901	68%

	Nine months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Midstream service revenues	$4,292	$6,715	$(2,423)	(36)%
Sales of purchased oil	$173,500	$119,922	$53,578	45%
Midstream service revenues. Our midstream service revenues decreased for the three and nine months ended September 30, 2021, compared to the same periods in 2020. Midstream service revenues are generated by oil throughput fees and services provided to third parties for (i) integrated oil and natural gas gathering and transportation systems and related facilities, (ii) natural gas lift, fuel for drilling and completions activities and centralized compression infrastructure and (iii) water storage, recycling and transportation infrastructure, and are recognized over time as the customer benefits from these services when provided. These revenues fluctuate and will vary due to oil throughput fees and the level of services provided to third parties.
Sales of purchased oil. Sales of purchased oil are a function of the volumes and prices of purchased oil sold to customers and are offset by the volumes and costs of purchased oil. We are a firm shipper on both the Bridgetex and Gray Oak pipelines and we utilize purchased oil to fulfill portions of our commitments. We anticipate continuing this practice in the future. Sales of purchased oil increased during the three and nine months ended September 30, 2021, compared to the same periods in 2020 primarily due to an increase in sales prices for purchased oil sold.
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

Costs and expenses
The following tables present information regarding costs and expenses and selected average costs and expenses per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2021 compared to 2020
(in thousands except for per BOE sold data)	2021	2020	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$29,837	$19,840	$9,997	50%
Production and ad valorem taxes	17,937	8,753	9,184	105%
Transportation and marketing expenses	11,660	13,161	(1,501)	(11)%
Midstream service expenses	1,014	1,073	(59)	(5)%
Costs of purchased oil	68,805	42,720	26,085	61%
General and administrative (excluding LTIP)	11,332	9,366	1,966	21%
General and administrative (LTIP):
LTIP cash	2,065	266	1,799	676%
LTIP non-cash	1,611	1,841	(230)	(12)%
Depletion, depreciation and amortization	62,678	47,015	15,663	33%
Impairment expense	—	196,088	(196,088)	(100)%
Other operating expenses	1,798	1,102	696	63%
Total costs and expenses	$208,737	$341,225	$(132,488)	(39)%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$4.23	$2.45	$1.78	73%
Production and ad valorem taxes	2.54	1.08	1.46	135%
Transportation and marketing expenses	1.65	1.63	0.02	1%
Midstream service expenses	0.14	0.13	0.01	8%
General and administrative (excluding LTIP)	1.61	1.16	0.45	39%
Total selected operating expenses	$10.17	$6.45	$3.72	58%
General and administrative (LTIP):
LTIP cash	$0.29	$0.03	$0.26	867%
LTIP non-cash	$0.23	$0.23	$—	—%
Depletion, depreciation and amortization	$8.88	$5.82	$3.06	53%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.

	Nine months ended September 30,		2021 compared to 2020
(in thousands except for per BOE sold data)	2021	2020	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$68,526	$62,471	$6,055	10%
Production and ad valorem taxes	45,957	24,935	21,022	84%
Transportation and marketing expenses	34,477	37,886	(3,409)	(9)%
Midstream service expenses	2,572	3,058	(486)	(16)%
Costs of purchased oil	183,458	138,134	45,324	33%
General and administrative (excluding LTIP)	33,479	28,543	4,936	17%
General and administrative (LTIP):
LTIP cash	10,905	862	10,043	1,165%
LTIP non-cash	4,798	5,289	(491)	(9)%
Organizational restructuring expenses	9,800	4,200	5,600	133%
Depletion, depreciation and amortization	140,763	174,891	(34,128)	(20)%
Impairment expense	1,613	789,235	(787,622)	(100)%
Other operating expenses	4,099	3,325	774	23%
Total costs and expenses	$540,447	$1,272,829	$(732,382)	(58)%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$3.12	$2.55	$0.57	22%
Production and ad valorem taxes	2.09	1.02	1.07	105%
Transportation and marketing expenses	1.57	1.54	0.03	2%
Midstream service expenses	0.12	0.12	—	—%
General and administrative (excluding LTIP)	1.52	1.16	0.36	31%
Total selected operating expenses	$8.42	$6.39	$2.03	32%
General and administrative (LTIP):
LTIP cash	$0.50	$0.04	$0.46	1,150%
LTIP non-cash	$0.22	$0.22	$—	—%
Depletion, depreciation and amortization	$6.40	$7.13	$(0.73)	(10)%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.
Lease operating expenses ("LOE"). LOE, which includes workover expenses, increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020. LOE are daily expenses incurred to bring oil, NGL and natural gas out of the ground and to market, together with the daily expenses incurred to maintain our producing properties. Such costs also include maintenance, repairs and non-routine workover expenses related to our oil and natural gas properties. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to LOE and decreasing failures and related workover expenses. LOE has increased during 2021 due to higher operating costs on Howard County wells compared to operating costs on our established acreage, along with increased costs associated with the Sabalo/Shad Acquisition.
Production and ad valorem taxes. Production and ad valorem taxes increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020 due to increased sales prices. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenues, and are established by federal, state or local taxing authorities. We take full advantage of all credits and exemptions in our various taxing jurisdictions. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.
Transportation and marketing expenses. Transportation and marketing expenses decreased for the three and nine months ended September 30, 2021, compared to the same periods in 2020. These are expenses incurred for the delivery of produced oil to customers in the U.S. Gulf Coast market via the Bridgetex pipeline and the Gray Oak pipeline. We ship the majority of our produced oil to the U.S. Gulf Coast, which we believe provides a long-term pricing advantage versus the Midland market.

Additionally, firm transportation payments on excess pipeline capacity associated with transportation agreements are included in transportation and marketing expenses. See Note 12.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our transportation commitments.
Midstream service expenses. Midstream service expenses decreased for the three and nine months ended September 30, 2021, compared to the same periods in 2020. These are expenses incurred to operate and maintain our (i) integrated oil and natural gas gathering and transportation systems and related facilities, (ii) centralized oil storage tanks, (iii) natural gas lift, fuel for drilling and completion activities and centralized compression infrastructure and (iv) water storage, recycling and transportation facilities.
Costs of purchased oil. Costs of purchased oil increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020 primarily due to increased contracted prices of purchased oil on pipelines. We are a firm shipper on both the Bridgetex and Gray Oak pipelines and we utilize purchased oil to fulfill portions of our commitments. While our long-haul transportation capacity on the Bridgetex pipeline and Gray Oak pipeline is expected to exceed our net production, consistent with our historic practice, we expect to continue to purchase third-party oil at the trading hubs to satisfy the deficit in our associated long-haul transportation commitments.
General and administrative ("G&A"). G&A, excluding employee compensation expense from our long-term incentive plan ("LTIP"), increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020, mainly due to an increase in accrued bonus expected to be paid in 2022 as a result of our favorable performance through the first nine months of 2021.
LTIP cash expense increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020. In 2020, we began utilizing cash awards for the majority of our employee base rather than equity awards. As such, in 2021 we expect LTIP cash expense to increase compared to 2020. During the three and nine months ended September 30, 2021, the value of our performance unit awards and phantom unit awards increased significantly, mainly due to the performance of our stock, as compared to the same periods in 2020.
LTIP non-cash expense decreased slightly for the three and nine months ended September 30, 2021, compared to the same periods in 2020. The decrease in LTIP non-cash expense for the three and nine months ended September 30, 2021 was due to equity award forfeitures related to the second-quarter 2021 workforce reduction, which were still being expensed in the first half of 2020, and was partially offset by a smaller population of 2021 equity awards granted. See Note 8 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding our equity-based compensation.
Depletion, depreciation and amortization ("DD&A"). The following tables present the components of our DD&A and depletion expense per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Depletion of evaluated oil and natural gas properties	$59,250	$43,648	$15,602	36%
Depreciation of midstream service assets	2,384	2,436	(52)	(2)%
Depreciation and amortization of other fixed assets	1,044	931	113	12%
Total DD&A	$62,678	$47,015	$15,663	33%
Depletion expense per BOE sold	$8.40	$5.40	$3.00	56%

	Nine months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Depletion of evaluated oil and natural gas properties	$130,625	$164,705	$(34,080)	(21)%
Depreciation of midstream service assets	7,187	7,394	(207)	(3)%
Depreciation and amortization of other fixed assets	2,951	2,792	159	6%
Total DD&A	$140,763	$174,891	$(34,128)	(20)%
Depletion expense per BOE sold	$5.94	$6.72	$(0.78)	(12)%

Depletion expense per BOE increased for the three months ended September 30, 2021, compared to the same period in 2020 primarily due to the increased value in our proved reserves as a result of the Sabalo/Shad Acquisition and improvements in commodity prices. Depletion expense per BOE decreased for the nine months ended September 30, 2021, compared to the same period in 2020 as a result of the full cost impairments incurred during 2020, but was partially offset by the aforementioned increased value of our proved developed reserves. See Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "—Pricing and reserves" for additional information regarding the full cost method of accounting.
Impairment expense.  The following table presents the components of our impairment expense for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Full cost ceiling impairment expense	$—	$196,088	$—	$779,718
Midstream service asset impairment expense	—	—	—	8,183
Line-fill and other inventories impairment expense	—	—	1,613	1,334
Total impairment expense	$—	$196,088	$1,613	$789,235
The unamortized cost of evaluated oil and natural gas properties did not exceed the full cost ceiling as of March 31, 2021, June 30, 2021 and September 30, 2021 and, as a result, we did not record full cost ceiling impairments for such periods. As of March 31, 2020, June 30, 2020 and September 30, 2020, the unamortized cost of evaluated oil and natural gas properties exceeded the full cost ceiling and, as a result, we recorded non-cash full cost ceiling impairments of $177.2 million, $406.4 million and $196.1 million, respectively, for such periods. See Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "—Pricing and reserves" for additional discussion of our full cost ceiling calculation.
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
Gain on sale of oil and natural gas properties, net. During the three and nine months ended September 30,2021, we recorded a gain in connection with the Working Interest Sale. See Note 3.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion regarding the gain on sale of our oil and natural gas properties.

Non-operating income (expense)
The following tables present the components of non-operating income (expense), net for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Loss on derivatives, net	$(96,240)	$(45,250)	$(50,990)	(113)%
Interest expense	(30,406)	(26,828)	(3,578)	(13)%
Loss on disposal of assets, net	(22)	(607)	585	96%
Other income, net	441	533	(92)	(17)%
Total non-operating expense, net	$(126,227)	$(72,152)	$(54,075)	(75)%

	Nine months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Gain (loss) on derivatives, net	$(467,547)	$162,049	$(629,596)	(389)%
Interest expense	(82,222)	(78,870)	(3,352)	(4)%
Loss on extinguishment of debt	—	(13,320)	13,320	100%
Loss on disposal of assets, net	(28)	(1,057)	1,029	97%
Write-off of debt issuance costs	—	(1,103)	1,103	100%
Other income, net	2,236	608	1,628	268%
Total non-operating income (expense), net	$(547,561)	$68,307	$(615,868)	(902)%
Gain (loss) on derivatives, net. The following tables present the changes in the components of gain (loss) on derivatives, net for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Non-cash loss on derivatives, net	$(3,514)	$(103,430)	$99,916	97%
Settlements (paid) received for matured derivatives, net	(92,726)	51,840	(144,566)	(279)%
Settlements received for early-terminated commodity derivatives, net	—	6,340	(6,340)	(100)%
Loss on derivatives, net	$(96,240)	$(45,250)	$(50,990)	(113)%

	Nine months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$(285,081)	$20,344	$(305,425)	(1,501)%
Settlements (paid) received for matured derivatives, net	(191,507)	186,435	(377,942)	(203)%
Settlements received for early terminations of commodity derivatives, net	—	6,340	(6,340)	(100)%
Premiums received (paid) for commodity derivatives	9,041	(51,070)	60,111	118%
Gain (loss) on derivatives, net	$(467,547)	$162,049	$(629,596)	(389)%
Non-cash gain (loss) on derivatives, net is the result of (i) new and matured contracts, including contingent consideration derivatives for the period subsequent to the acquisition date and through the end of the contingency period, and the changing relationship between our outstanding contract prices and the future market prices in the forward curves, which we use to calculate the fair value of our derivatives and (ii) new and matured interest rate swaps and the changing relationship between the contract interest rate and the LIBOR interest rate forward curve. In general, if outstanding commodity contracts are held constant, we experience gains during periods of decreasing market prices and losses during periods of increasing market prices. Settlements paid or received for matured derivatives are for our (i) commodity derivative contracts, which are based on the settlement prices compared to the prices specified in the derivative contracts, (ii) interest rate derivative and (iii) contingent consideration derivatives.

During the nine months ended September 30, 2021, we completed a hedge restructuring by (i) selling 2,254,500 calendar year 2021 $55.00 per barrel Brent ICE puts, which volumetrically offset existing calendar year 2021 $55.00 per barrel Brent ICE puts, and receiving aggregate premiums of $9.0 million at inception of the contracts and (ii) entering into 2,254,500 calendar year 2021 Brent ICE swaps at a weighted-average price of $55.09 per barrel. Associated with the aforementioned existing calendar year 2021 $55.00 per barrel Brent ICE puts, which were entered into during 2020, are $50.6 million in aggregate premiums paid at the inception of the contacts.
During the nine months ended September 30, 2021, in connection with the Working Interest Sale, we entered into derivative positions on behalf of Sixth Street. Following the closing of the Working Interest Sale on July 1, 2021, all of the hedges entered into on behalf of Sixth Street were novated to Sixth Street as intended.
See Notes 9 and 10.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.
Interest expense. Interest expense increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020. See Notes 6 and 19.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
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
Write-off of debt issuance costs. We wrote off $1.1 million of debt issuance costs during the nine months ended September 30, 2020 as a result of decreases in the borrowing base and aggregate elected commitment of the Senior Secured Credit Facility. There were no debt issuance costs written off during the comparable period in 2021. See Note 6.e to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our debt issuance costs.
Income tax (expense) benefit
The following tables present income tax (expense) benefit for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Current	$(1,300)	$—	$(1,300)	(100)%
Deferred	$(1,377)	$2,398	$(3,775)	(157)%

	Nine months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Current	$(1,300)	$—	$(1,300)	(100)%
Deferred	$707	$7,154	$(6,447)	(90)%
We are subject to federal and state income taxes and the Texas franchise tax. The deferred income tax (expense) benefit for the periods presented is attributed to deferred Texas franchise tax. With the rise in oil prices and the addition of oily, high-margin inventory, we have recently seen positive indications that we will use a portion of our NOLs. However, as of September 30, 2021, we believe it is more likely than not that a portion of the NOL loss carryforwards are not fully realizable. We continue to consider new evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed. Such consideration includes projected future cash flows from our oil, NGL and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of September 30, 2021, our ability to capitalize intangible drilling costs, rather than expensing these costs and future projections of Oklahoma sourced income. As of September 30, 2021, a total valuation allowance of $503.3 million has been recorded to offset our federal and Oklahoma net deferred tax assets, resulting in a Texas net deferred tax asset of $2.2 million. The effective tax rate for our operations was 1%, due to the Texas franchise tax. Our effective tax rate is affected by changes in valuation allowances, recurring permanent differences and discrete items that may occur in any given year, but are not consistent from year to year.
In connection with the Working Interest Sale, which closed during the three months ended September 30, 2021, and the resulting estimated tax gain, we expect to use a portion of our NOL carryforwards for federal tax purposes and we have recorded corresponding current tax expense of $1.3 million for Texas franchise taxes for the three and nine months ended September 30, 2021.
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
Liquidity and capital resources
Historically, our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings, proceeds from senior unsecured note offerings, borrowings under our Senior Secured Credit Facility and proceeds from asset dispositions. Our primary operational uses of capital have been for the acquisition, exploration and development of oil and natural gas properties and infrastructure development. While we cannot predict the duration and impact of COVID-19 and OPEC+ actions on the energy industry, we believe that our cash flows from operations, the net effect of our hedges and the availability under our Senior Secured Credit Facility provide sufficient liquidity to manage our cash needs and contractual obligations and to fund our expected capital expenditures.
We continually monitor the markets and consider which financing alternatives, including debt and equity capital resources, joint ventures and asset sales, are available to meet our future planned capital expenditures, a significant portion of which we are able to adjust and manage. We also continually evaluate opportunities with respect to our capital structure, including issuances of new securities, as well as transactions involving our outstanding senior notes, which could take the form of open market or private repurchases, exchange or tender offers, or other similar transactions, and our common stock, which could take the form of open market or private repurchases. We may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. Such financing alternatives, or combination of alternatives, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We continuously look for other opportunities to maximize shareholder value. For further discussion of our financing activities related to debt instruments, see Notes 6 and 19.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
See Note 9.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of our commodity hedge restructuring during the nine months ended September 30, 2021 and corresponding summary of open commodity derivative positions as of September 30, 2021 for commodity derivatives that were entered into through September 30, 2021.
We continually seek to maintain a financial profile that provides operational flexibility. As of September 30, 2021, we had cash and cash equivalents of $51.4 million and available capacity under the Senior Secured Credit Facility, after the reduction of outstanding letters of credit, of $650.9 million, resulting in total liquidity of $702.3 million. As of November 1, 2021, we had cash and cash equivalents of $86.4 million and available capacity under the Senior Secured Credit Facility, after the reduction for outstanding letters of credit, of $520.9 million, resulting in total liquidity of $607.3 million. We believe that our operating cash flows and the aforementioned liquidity sources provide us with the financial resources to manage our business needs, to implement our currently planned capital expenditure budget and, at our discretion, to fund any share repurchases, pay down, repurchase or refinance debt or adjust our planned capital expenditure budget.
Cash flows
The following table presents our cash flows for the periods presented and the corresponding changes for such periods:

	Nine months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Net cash provided by operating activities	$287,112	$273,620	$13,492	5%
Net cash used in investing activities	(517,750)	(306,139)	(211,611)	(69)%
Net cash provided by financing activities	233,277	31,920	201,357	631%
Net increase (decrease) in cash and cash equivalents	$2,639	$(599)	$3,238	541%
Cash flows from operating activities
Net cash provided by operating activities increased during the nine months ended September 30, 2021, compared to the same period in 2020. Notable cash changes include (i) an increase in total oil, NGL and natural gas sales revenues of $383.6 million, (ii) a decrease of $317.8 million due to changes in net settlements for matured derivatives, net of premiums, mainly due to increases in commodity prices and (iii) a decrease of $5.2 million due to net changes in operating assets and liabilities. Other significant changes include an increase in costs of purchased oil partially offset by sales of purchased oil and transportation and marketing expenses. The increase in total oil, NGL and natural gas sales revenues was due to a 130% increase in average sales price per BOE and was partially offset by a 10% decrease in total volumes sold. For additional information, see "—Results of operations."
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
Cash flows from investing activities
Net cash used in investing activities increased for the nine months ended September 30, 2021, compared to the same period in 2020, mainly due to capital expenditures for the Sabalo/Shad Acquisition and partially offset by proceeds from the Working Interest Sale. See Note 3 to our unaudited consolidated financial statements included elsewhere in the Quarterly Report for additional discussion of our acquisitions of oil and natural gas properties.
The following table presents the components of our cash flows from investing activities for the periods presented and the corresponding changes for such periods:

	Nine months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Acquisitions of oil and natural gas properties, net	$(627,044)	$(23,563)	$(603,481)	(2,561)%
Capital expenditures:
Oil and natural gas properties	(278,847)	(278,277)	(570)	—%
Midstream service assets	(2,375)	(2,517)	142	6%
Other fixed assets	(3,226)	(3,024)	(202)	(7)%
Proceeds from dispositions of capital assets, net of selling costs	393,742	1,242	392,500	31,602%
Net cash used in investing activities	$(517,750)	$(306,139)	$(211,611)	(69)%
The following tables present the components of our incurred capital expenditures, excluding non-budgeted acquisition costs, for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Oil and natural gas properties	$135,174	$41,128	$94,046	229%
Midstream service assets	567	1,103	(536)	(49)%
Other fixed assets	1,685	495	1,190	240%
Total incurred capital expenditures, excluding non-budgeted acquisition costs	$137,426	$42,726	$94,700	222%

	Nine months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Oil and natural gas properties	$306,445	$269,937	$36,508	14%
Midstream service assets	2,422	2,697	(275)	(10)%
Other fixed assets	3,229	3,092	137	4%
Total incurred capital expenditures, excluding non-budgeted acquisition costs	$312,096	$275,726	$36,370	13%
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
Cash flows from financing activities
Net cash provided by financing activities increased for the nine months ended September 30, 2021, compared to the same period in 2020. Notable 2021 activity includes borrowings on our Senior Secured Credit Facility, proceeds from the issuance of our July 2029 Notes and proceeds from our ATM Program, partially offset by payments on our Senior Secured Credit Facility. Notable 2020 activity includes the issuance of our January 2025 Notes and January 2028 Notes, partially offset by the extinguishment of our January 2022 Notes and March 2023 Notes and payments and borrowings on our Senior Secured Credit Facility. For further discussion of our financing activities related to debt instruments, see Notes 6 and 19.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

The following table presents the components of our cash flows from financing activities for the periods presented and the corresponding changes for such periods:

	Nine months ended September 30,		2021 compared to 2020
(in thousands)	2021	2020	Change ($)	Change (%)
Borrowings on Senior Secured Credit Facility	$425,000	$45,000	$380,000	844%
Payments on Senior Secured Credit Facility	(650,000)	(185,000)	(465,000)	(251)%
Issuance of January 2025 Notes and January 2028 Notes	—	1,000,000	(1,000,000)	(100)%
Issuance of July 2029 Notes	400,000	—	400,000	100%
Extinguishment of debt	—	(808,855)	808,855	100%
Proceeds from issuance of common stock, net of costs	72,492	—	72,492	100%
Stock exchanged for tax withholding	(2,589)	(774)	(1,815)	(234)%
Proceeds from exercise of stock options	173	—	173	100%
Payments for debt issuance costs	(14,597)	(18,451)	3,854	21%
Other liabilities	2,798	—	2,798	100%
Net cash provided by financing activities	$233,277	$31,920	$201,357	631%
We are the borrower under our Senior Secured Credit Facility and a party to the indentures governing our Senior Unsecured Notes.
Senior Secured Credit Facility
As of September 30, 2021, the Senior Secured Credit Facility, which matures on July 16, 2025, had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $725.0 million each, with $30.0 million outstanding, and was subject to an interest rate of 2.625%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which we were in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of September 30, 2021 and December 31, 2020, we had one letter of credit outstanding of $44.1 million under the Senior Secured Credit Facility. The Senior Secured Credit Facility is fully and unconditionally guaranteed by LMS and GCM. On October 7, 2021 and October 18, 2021, we borrowed an additional $20.0 million and $110.0 million, respectively, on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $160.0 million as of November 1, 2021. The borrowing base under the Senior Secured Credit Facility was increased to $1.0 billion on October 20, 2021 with the aggregate elected commitment amount remaining unchanged at $725.0 million.
See Notes 6.d and 19.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our Senior Secured Credit Facility.
January 2025 Notes, January 2028 Notes and July 2029 Notes
The following table presents principal amounts and applicable interest rates for our outstanding January 2025 Notes, January 2028 Notes and July 2029 Notes (together the "Senior Unsecured Notes") as of September 30, 2021:

(in millions, except for interest rates)	Principal	Interest rate
January 2025 Notes	$577.9	9.500%
January 2028 Notes	361.0	10.125%
July 2029 Notes	400.0	7.750%
Total Senior Unsecured Notes	$1,338.9
The net proceeds from the January 2025 Notes and January 2028 Notes were used to fund the tender offers and redemptions of the remaining principle amounts of the January 2022 Notes and March 2023 Notes. On July 16, 2021, we closed a private offering and sale of $400.0 million in aggregate principal amount of our 7 3/4% senior unsecured notes due 2029. See Note 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our Senior Unsecured Notes.

Supplemental Guarantor information
As discussed in Note 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report, on January 24, 2020, we issued $600.0 million in aggregate principal amount of the January 2025 Notes and $400.0 million in aggregate principal amount of the January 2028 Notes. On July 16, we issued $400.0 million in aggregate principal amount of the July 2029 Notes. As of September 30, 2021, $1.3 billion of our Senior Unsecured Notes remained outstanding. Each of our wholly owned subsidiaries, LMS and GCM (each, a "Guarantor," and together, the "Guarantors"), jointly and severally, and fully and unconditionally, guarantees the January 2025 Notes, January 2028 Notes and July 2029 Notes. We do not have any non-guarantor subsidiaries.
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
Obligations and commitments
Our significant contractual obligations and commitments include our Senior Unsecured Notes, firm sale and transportation commitments, Senior Secured Credit Facility, asset retirement obligations and lease commitments. Since December 31, 2020, there have been no material changes other than to our debt and firm sale and transportation commitments. See Notes 6 and 19.b to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our debt.
We have committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, we are subject to firm transportation payments on excess pipeline capacity and other contractual penalties. Future firm sale and transportation commitments of $229.6 million are expected to be satisfied as of September 30, 2021 and are not recorded as a liability on the unaudited consolidated balance sheet. These commitments have decreased during the nine months ended September 30, 2021, and are mainly due to our fulfillment of contractual commitments, partially offset by changes to existing sales commitments. Of this amount, $67.9 million is related to transportation commitments with a certain pipeline pertaining to the gathering of our production from our established acreage that extends into 2024. We believe we will be able to meet the majority of this commitment, however, as development plans evolve and refine, we may be unable to meet a portion of this commitment. For the nine months ended September 30, 2021, we were unable to satisfy a portion of this particular commitment with produced or purchased oil and, as such, expensed firm transportation payments on excess capacity of $2.8 million. See Note 12.c to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our firm sale and transportation commitments.
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

The following table presents a reconciliation of net cash provided by operating activities (GAAP) to Free Cash Flow (non-GAAP) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net cash provided by operating activities(1)	$97,674	$102,058	$287,112	$273,620
Less:
Change in current assets and liabilities, net	(3,142)	(8,360)	27,106	19,098
Change in noncurrent assets and liabilities, net	(16,715)	(3,425)	(24,505)	(11,252)
Cash flows from operating activities before changes in operating assets and liabilities, net(1)	117,531	113,843	284,511	265,774
Less incurred capital expenditures, excluding non-budgeted acquisition costs:
Oil and natural gas properties(2)	135,174	41,128	306,445	269,937
Midstream service assets(2)	567	1,103	2,422	2,697
Other fixed assets	1,685	495	3,229	3,092
Total incurred capital expenditures, excluding non-budgeted acquisition costs	137,426	42,726	312,096	275,726
Free Cash Flow (non-GAAP)	$(19,895)	$71,117	$(27,585)	$(9,952)
_____________________________________________________________________________
(1)In connection with the Working Interest Sale, $1.7 million of transaction expenses, which were recorded in the second quarter of 2021, have been reclassified to be presented net with the gain recorded on the sale of oil and natural gas properties for the nine months ended September 30, 2021. This resulted in a $1.7 million reclassification between operating cash flows and investing cash flows during the nine months ended September 30, 2021. See Note 1 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of this reclassification.
(2)Includes capitalized share-settled equity-based compensation and asset retirement costs.
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
The following table presents a reconciliation of net income (loss) (GAAP) to Adjusted EBITDA (non-GAAP) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$136,832	$(237,432)	$(71,268)	$(708,241)
Plus:
Share-settled equity-based compensation, net	1,811	2,041	5,609	6,111
Depletion, depreciation and amortization	62,678	47,015	140,763	174,891
Impairment expense	—	196,088	1,613	789,235
Gain on sale of oil and natural gas properties, net	(95,223)	—	(93,482)	—
Organizational restructuring expenses	—	—	9,800	4,200
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	96,240	45,250	467,547	(162,049)
Settlements (paid) received for matured derivatives, net	(92,726)	51,840	(191,507)	186,435
Settlements received for early-terminated commodity derivatives, net	—	6,340	—	6,340
Net premiums paid for commodity derivatives that matured during the period(1)	(10,182)	—	(31,370)	(477)
Accretion expense	906	1,102	3,207	3,325
Loss on disposal of assets, net	22	607	28	1,057
Interest expense	30,406	26,828	82,222	78,870
Loss on extinguishment of debt	—	—	—	13,320
Write-off of debt issuance costs	—	—	—	1,103
Income tax expense (benefit)	2,677	(2,398)	593	(7,154)
Adjusted EBITDA (non-GAAP)	$133,441	$137,281	$323,755	$386,966
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

There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2021. See our critical accounting policies in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2020 Annual Report.
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
The fair values of our open commodity derivative positions are largely determined by the relevant forward commodity price curves of the indexes associated with our open derivative positions. We had a $326.1 million net liability position from the fair values of our open commodity derivatives as of September 30, 2021. The following table provides a sensitivity analysis of the projected incremental effect on income (loss) before income taxes of a hypothetical 10% change in the relevant forward commodity price curves of the indexes associated with our open commodity derivative positions as of September 30, 2021:

(in thousands)	10% Increase	10% Decrease
Commodity	$(116,873)	$114,845
See Notes 9.a and 10.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our commodity derivatives.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our notes bear interest at fixed rates. The maturity years, outstanding balances and interest rates on our long-term debt as of September 30, 2021 were as follows:

	Maturity year
(in millions except for interest rates)	2023	2025	Thereafter
January 2025 Notes	$—	$577.9	$—
Fixed interest rate	—%	9.500%	—%
January 2028 Notes	$—	$—	$361.0
Fixed interest rate	—%	—%	10.125%
July 2029 Notes	$—	$—	$400.0
Fixed interest rate	—%	—%	7.750%
Senior Secured Credit Facility	$30.0	$—	$—
Floating interest rate	2.625%	—%	—%
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

The fair value of our open interest rate derivative position is largely determined by the LIBOR interest rate forward curve associated with our open position. We had a $0.1 million total liability position from the net fair value of our open interest rate derivative as of September 30, 2021. The following table provides a sensitivity analysis of the projected incremental effect on loss before income taxes of a hypothetical 1% incremental addition to or subtraction from the relevant LIBOR forward curve interest rates associated with our open interest rate derivative position as of September 30, 2021:

(in thousands)	1% incremental addition to	1% incremental subtraction from
Interest rate	$578	$(578)
See Notes 6, 10.c and 19.b and to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our debt. See Notes 9.b and 10.a to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our interest rate derivative.
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
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Laredo's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were effective as of September 30, 2021. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Laredo's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2020 Annual Report and Current Report on Form 8-K, filed with the SEC on May 11, 2021, and those set forth from time to time in our other filings with the SEC. Depending on the duration of the COVID-19 pandemic and its severity and related economic repercussions, the negative impact of many of the related risks discussed in our 2020 Annual Report may be heightened or exacerbated. Further, the risks described in such reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results.
Item 2.    Purchases of Equity Securities
The following table summarizes purchases of common stock by Laredo:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum value that may yet be purchased under the program as of the respective period-end date
July 1, 2021 - July 31, 2021	8,309	$95.72	—	$—
August 1, 2021 - August 31, 2021	—	$—	—	$—
September 1, 2021 - September 30, 2021	968	$53.91	—	$—
Total	9,277		—
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
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits

		Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filing Date
2.1#	Purchase and Sale Agreement, dated September 17, 2021, by and among Laredo Petroleum, Inc., Pioneer Natural Resources USA, Inc., DE Midland III LLC, Parsley Minerals, LLC, and Parsley Energy, L.P.	8-K	2.1	9/20/2021
3.1	Amended and Restated Certificate of Incorporation of Laredo Petroleum Holdings, Inc.	8-K	3.1	12/22/2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Laredo Petroleum Holdings, Inc.	8-K	3.1	6/1/2020
3.3	Certificate of Ownership and Merger, dated as of December 30, 2013.	8-K	3.1	1/6/2014
3.4	Third Amended and Restated Bylaws of Laredo Petroleum, Inc., effective March 3, 2021.	8-K	3.1	3/4/2021
4.1	Form of Common Stock Certificate.	8-A12B/A	4.1	1/7/2014
4.2	Indenture, dated as of July 16, 2021, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	7/16/2021
10.1#	Purchase Agreement, dated July 13, 2021, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein.	8-K	10.1	7/16/2021
10.2#	Seventh Amendment to the Fifth Amended and Restated Credit Agreement, dated as of July 16, 2021, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.2	7/16/2021
22.1	List of Issuers and Guarantor Subsidiaries.	10-Q	22.1	5/7/2020
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101	The following financial information from Laredo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

LAREDO PETROLEUM, INC.

Date: November 4, 2021	By:	/s/ Jason Pigott
Jason Pigott
President and Chief Executive Officer
(principal executive officer)

Date: November 4, 2021	By:	/s/ Bryan J. Lemmerman
Bryan J. Lemmerman
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: November 4, 2021	By:	/s/ Jessica R. Wren
Jessica R. Wren
Senior Director of Financial Accounting and SEC Reporting
(principal accounting officer)