Form 10-Q
period 2022-03-31
Laredo Petroleum, Inc.
filed 2022-05-05
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of May 2, 2022: 17,303,489

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
•changes in domestic and global production, supply and demand for oil, NGL and natural gas, including actions by the Organization of the Petroleum Exporting Countries members and other oil exporting nations ("OPEC+");
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
•war and political instability in Ukraine and Russian efforts to destabilize the government of Ukraine and the global hydrocarbon market;
•our ability to comply with federal, state and local regulatory requirements;
•restrictions on the use of water, including limits on the use of produced water and a moratorium on new produced water well permits recently imposed by the Railroad Commission of Texas, in an effort to control induced seismicity in the Permian Basin;
•the possibility of instability and uncertainty in the U.S. and international energy, financial and consumer markets that could adversely affect the liquidity available to us and our customers and the demand for commodities, including oil, NGL and natural gas;
•our ability to execute our strategies, including our ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to our financial results and to successfully integrate and realize the anticipated benefits of acquired businesses, assets and properties;
•competition in the oil and natural gas industry;
•our ability to discover, estimate, develop and replace oil, NGL and natural gas reserves and inventory;
•drilling and operating risks impacting our ability to produce existing wells and/or drill and complete new wells over an extended period of time, including risks related to hydraulic fracturing activities and inclement or extreme weather;
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
•our ability to generate sufficient cash to service our indebtedness, fund our capital requirements for our operations and projects and generate future profits;
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
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report, under "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report") and those set forth from time to time in our other filings with the Securities and Exchange Commission (the "SEC"). These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$65,137	$56,798
Accounts receivable, net	213,549	151,807
Derivatives	5,899	4,346
Other current assets	17,767	22,906
Total current assets	302,352	235,857
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	9,149,982	8,968,668
Unevaluated properties not being depleted	156,899	170,033
Less: accumulated depletion and impairment	(7,089,265)	(7,019,670)
Oil and natural gas properties, net	2,217,616	2,119,031
Midstream service assets, net	94,632	96,528
Other fixed assets, net	35,374	34,590
Property and equipment, net	2,347,622	2,250,149
Derivatives	33,862	32,963
Other noncurrent assets, net	42,494	32,855
Total assets	$2,726,330	$2,551,824
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$73,228	$71,386
Accrued capital expenditures	69,018	50,585
Undistributed revenue and royalties	162,233	117,920
Derivatives	365,256	179,809
Other current liabilities	105,767	107,213
Total current liabilities	775,502	526,913
Long-term debt, net	1,421,821	1,425,858
Derivatives	17,450	—
Asset retirement obligations	69,677	69,057
Other noncurrent liabilities	18,092	16,216
Total liabilities	2,302,542	2,038,044
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 22,500,000 shares authorized and 17,302,320 and 17,074,516 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	173	171
Additional paid-in capital	2,785,415	2,788,628
Accumulated deficit	(2,361,800)	(2,275,019)
Total stockholders' equity	423,788	513,780
Total liabilities and stockholders' equity	$2,726,330	$2,551,824

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2022	2021
Revenues:
Oil sales	$347,443	$127,701
NGL sales	65,155	41,678
Natural gas sales	38,589	33,078
Midstream service revenues	2,344	1,296
Sales of purchased oil	78,864	46,477
Total revenues	532,395	250,230
Costs and expenses:
Lease operating expenses	40,876	18,918
Production and ad valorem taxes	27,487	13,283
Transportation and marketing expenses	14,743	12,127
Midstream service expenses	1,414	858
Costs of purchased oil	82,964	49,916
General and administrative	21,944	13,073
Depletion, depreciation and amortization	73,492	38,109
Other operating expenses	1,019	1,143
Total costs and expenses	263,939	147,427
Operating income	268,456	102,803
Non-operating income (expense):
Loss on derivatives, net	(325,816)	(154,365)
Interest expense	(32,477)	(25,946)
Loss on disposal of assets, net	(260)	(72)
Other income, net	2,439	1,379
Total non-operating expense, net	(356,114)	(179,004)
Loss before income taxes	(87,658)	(76,201)
Income tax (expense) benefit:
Current	(1,218)	—
Deferred	2,095	762
Total income tax benefit	877	762
Net loss	$(86,781)	$(75,439)
Net loss per common share:
Basic	$(5.18)	$(6.33)
Diluted	$(5.18)	$(6.33)
Weighted-average common shares outstanding:
Basic	16,767	11,918
Diluted	16,767	11,918

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2021	17,075	$171	$2,788,628	—	$—	$(2,275,019)	$513,780
Restricted stock awards	232	2	(2)	—	—	—	—
Restricted stock forfeitures	(4)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	76	(5,847)	—	(5,847)
Retirement of treasury stock	(76)	(1)	(5,846)	(76)	5,847	—	—
Share-settled equity-based compensation	—	—	2,636	—	—	—	2,636
Performance share conversion	75	1	(1)	—	—	—	—
Net loss	—	—	—	—	—	(86,781)	(86,781)
Balance, March 31, 2022	17,302	$173	$2,785,415	—	$—	$(2,361,800)	$423,788

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2020	12,020	$120	$2,398,464	—	$—	$(2,420,027)	$(21,443)
Restricted stock awards	188	2	(2)	—	—	—	—
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	37	(1,290)	—	(1,290)
Retirement of treasury stock	(37)	—	(1,290)	(37)	1,290	—	—
Share-settled equity-based compensation	—	—	2,738	—	—	—	2,738
Issuance of common stock, net of costs	724	7	26,859	—	—	—	26,866
Performance share conversion	6	—	—	—	—	—	—
Net loss	—	—	—	—	—	(75,439)	(75,439)
Balance, March 31, 2021	12,900	$129	$2,426,769	—	$—	$(2,495,466)	$(68,568)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(86,781)	$(75,439)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-settled equity-based compensation, net	2,053	2,068
Depletion, depreciation and amortization	73,492	38,109
Mark-to-market on derivatives:
Loss on derivatives, net	325,816	154,365
Settlements paid for matured derivatives, net	(125,370)	(41,174)
Premiums received for commodity derivatives	—	9,041
Amortization of debt issuance costs	1,541	989
Amortization of operating lease right-of-use assets	5,025	2,997
Deferred income tax benefit	(2,095)	(762)
Other, net	425	1,491
Changes in operating assets and liabilities:
Accounts receivable, net	(61,742)	(3,728)
Other current assets	5,092	(10,264)
Other noncurrent assets, net	(15,227)	(1,636)
Accounts payable and accrued liabilities	1,842	9,065
Undistributed revenue and royalties	44,294	7,290
Other current liabilities	(1,471)	(19,622)
Other noncurrent liabilities	3,988	(1,639)
Net cash provided by operating activities	170,882	71,151
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net	(7,870)	—
Capital expenditures:
Oil and natural gas properties	(143,500)	(68,329)
Midstream service assets	(293)	(329)
Other fixed assets	(2,052)	(551)
Proceeds from dispositions of capital assets, net of selling costs	2,019	189
Net cash used in investing activities	(151,696)	(69,020)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	50,000	15,000
Payments on Senior Secured Credit Facility	(55,000)	(50,000)
Proceeds from issuance of common stock, net of offering costs	—	26,866
Stock exchanged for tax withholding	(5,847)	(1,290)
Other	—	2,798
Net cash used in financing activities	(10,847)	(6,626)
Net increase (decrease) in cash and cash equivalents	8,339	(4,495)
Cash and cash equivalents, beginning of period	56,798	48,757
Cash and cash equivalents, end of period	$65,137	$44,262
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Laredo Petroleum, Inc.
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
The unaudited consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2021 is derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of March 31, 2022, results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021.
Certain disclosures have been condensed or omitted from the unaudited consolidated financial statements. Accordingly, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2021 Annual Report.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. There was no impact on previously reported total assets, total liabilities, net loss or stockholders' equity for the periods presented.
Significant accounting policies
There have been no material changes in the Company's significant accounting policies during the three months ended March 31, 2022. See Note 2 in the 2021 Annual Report for discussion of significant accounting policies.
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
See Note 2 in the 2021 Annual Report for further information regarding the use of estimates and assumptions.
Note 2—New accounting standards
The Company considered the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board to the Accounting Standards Codification ("ASC") and has determined there are no ASUs that are not yet adopted and meaningful to disclose as of March 31, 2022. Additionally, the Company did not adopt any new ASUs during the three months ended March 31, 2022.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 3—Acquisitions and divestitures
2021 Acquisitions and divestiture
Pioneer Acquisition
On September 17, 2021, the Company entered into a purchase and sale agreement (the "Pioneer PSA") with Pioneer Natural Resources USA, Inc ("PXD"), DE Midland III, LLC ("DEM"), Parsley Minerals, LLC ("PM") and Parsley Energy, L.P. ("PE" and collectively with PXD, DEM, and PM, the "Seller") pursuant to which the Company agreed to purchase (the "Pioneer Acquisition"), effective as of July 1, 2021, certain oil and natural gas properties in the Midland Basin, including approximately 20,000 net acres, and approximately 135 gross (121 net) operated locations, located in western Glasscock County, Texas, as well as related assets and contracts (the "Pioneer Assets").
On October 18, 2021 ("Pioneer Closing Date"), the Company closed the Pioneer Acquisition for an aggregate purchase price of $206.3 million, comprised of (i) $131.6 million in cash, (ii) 959,691 shares of the Company's common stock, par value $0.01 per share (the "common stock"), based upon the share price as of the Pioneer Closing Date and (iii) $3.8 million in transaction related expenses, inclusive of customary closing adjustments, subject to post-closing adjustments.
The Company determined that the Pioneer Acquisition was an asset acquisition, as substantially all of the gross assets acquired are concentrated in a group of similar identifiable assets. Accordingly, the consideration paid was allocated to the individual assets acquired and liabilities assumed based on their relative fair values and all transaction costs associated were capitalized.
The following table presents components of the purchase price, inclusive of customary closing adjustments:

(in thousands, except for share and share price data)	As of October 18, 2021
Shares of Company common stock	959,691
Company common stock price at the Pioneer Closing Date	$73.90
Value of Company common stock consideration	$70,921

Cash consideration	$131,633
Transaction costs	3,775
Total purchase price	$206,329
The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their relative fair values, on the Pioneer Closing Date:

(in thousands)	As of October 18, 2021
Evaluated properties	$139,859
Unevaluated properties	74,192
Revenue suspense liabilities assumed	(7,722)
Allocated purchase price	$206,329
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
Sabalo/Shad Acquisition
On May 7, 2021, the Company entered into two separate purchase and sale agreements, one (the "Sabalo PSA") with Sabalo Energy, LLC and its subsidiary, Sabalo Operating, LLC (collectively, "Sabalo"), and the other (the "Shad PSA" and together with the Sabalo PSA, the "Sabalo/Shad PSAs") with Shad Permian, LLC ("Shad"), to acquire certain Midland Basin oil and natural gas

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
properties, including approximately 21,000 net acres and approximately 120 gross (109 net) operated locations and approximately 150 gross (18 net) non-operated locations, located in Howard and Borden Counties, Texas, (collectively, the "Sabalo/Shad Acquisition"). Sabalo and Shad are unaffiliated, but owned interests in the same assets.
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
The Company funded the cash portion of the aggregate purchase price and related transaction costs with respect to the Sabalo/Shad Acquisition with proceeds from borrowings under its Senior Secured Credit Facility and the Working Interest Sale described below.
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
On July 1, 2021 (the "Sixth Street Closing Date"), the Company closed the Working Interest Sale for cash proceeds of $405.0 million. In addition to such proceeds, the Sixth Street PSA also provided the Company with the right to receive up to a maximum of $93.7 million in additional cash consideration if certain cash flow targets related to divested oil and natural gas property operations are met ("Sixth Street Contingent Consideration"). The Sixth Street Contingent Consideration is made up of quarterly payments through June 2027 totaling up to $38.7 million and a potential balloon payment of $55.0 million in June 2027. On the Sixth Street Closing Date, the fair value of the Sixth Street Contingent Consideration was determined to be $33.8 million. The Sixth Street Contingent Consideration is accounted for as a contingent consideration derivative, with all

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
gains and losses as a result of changes in the fair value of the contingent consideration derivative recognized in earnings in the period in which the changes occur. See Notes 8 and 9 for further discussion of the Sixth Street Contingent Consideration.
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
Note 4—Property and equipment
The following table presents the Company's property and equipment as of the dates presented:

(in thousands)	March 31, 2022	December 31, 2021
Evaluated oil and natural gas properties	$9,149,982	$8,968,668
Less accumulated depletion and impairment	(7,089,265)	(7,019,670)
Evaluated oil and natural gas properties, net	2,060,717	1,948,998

Unevaluated oil and natural gas properties not being depleted	156,899	170,033

Midstream service assets	165,099	165,232
Less accumulated depreciation and impairment	(70,467)	(68,704)
Midstream service assets, net	94,632	96,528

Depreciable other fixed assets	45,448	43,381
Less accumulated depreciation and amortization	(28,980)	(27,692)
Depreciable other fixed assets, net	16,468	15,689

Land	18,906	18,901

Total property and equipment, net	$2,347,622	$2,250,149
See Notes 2 and 6 in the 2021 Annual Report for additional discussion of the Company's property and equipment.
The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling as of March 31, 2022 and March 31, 2021. As such, no full cost ceiling impairments were recorded for the three months ended March 31, 2022 and 2021.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents incurred capital expenditures in the acquisition, exploration and development of oil and natural gas properties, with asset retirement obligations included in evaluated property acquisition costs and development costs, for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Property acquisition costs:
Evaluated	$4,780	$—
Unevaluated	3,274	—
Exploration costs	6,753	3,957
Development costs	161,615	64,492
Total oil and natural gas properties incurred capital expenditures	$176,422	$68,449
Total oil and natural gas properties incurred capital expenditures includes certain employee-related costs. The following table presents capitalized employee-related incurred capital expenditures in the acquisition, exploration and development of oil and natural gas properties for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Capitalized employee-related costs	$4,343	$4,241
Note 5—Debt
Long-term debt, net
The following table presents the Company's long-term debt and debt issuance costs, net included in "Long-term debt, net" on the unaudited consolidated balance sheets as of the dates presented:

	March 31, 2022			December 31, 2021
(in thousands)	Long-term debt	Debt issuance costs, net	Long-term debt, net	Long-term debt	Debt issuance costs, net	Long-term debt, net
January 2025 Notes	$577,913	$(5,816)	$572,097	$577,913	$(6,345)	$571,568
January 2028 Notes	361,044	(4,814)	356,230	361,044	(5,024)	356,020
July 2029 Notes	400,000	(6,506)	393,494	400,000	(6,730)	393,270
Senior Secured Credit Facility(1)	100,000	—	100,000	105,000	—	105,000
Total	$1,438,957	$(17,136)	$1,421,821	$1,443,957	$(18,099)	$1,425,858
______________________________________________________________________________
(1)Debt issuance costs, net related to the Senior Secured Credit Facility of $7.5 million and $8.1 million as of March 31, 2022 and December 31, 2021, respectively, are included in "Other noncurrent assets, net" on the unaudited consolidated balance sheets.
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
The July 2029 Notes are fully and unconditionally guaranteed on a senior unsecured basis by LMS and GCM, and will be fully and unconditionally guaranteed by certain of the Company's future restricted subsidiaries, subject to certain automatic customary releases, including the sale, disposition or transfer of all of the capital stock or of all or substantially all of the assets of a subsidiary guarantor to one or more persons that are not the Company or a restricted subsidiary, exercise of legal defeasance or covenant defeasance options or satisfaction and discharge of the applicable indenture, designation of a

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
Senior Secured Credit Facility
As of March 31, 2022, the Senior Secured Credit Facility, which matures on July 16, 2025 (subject to a springing maturity date of July 29, 2024 if any of the January 2025 Notes are outstanding on such date), had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $1.0 billion and $725.0 million, respectively, with $100.0 million outstanding, and was subject to an interest rate of 3.000%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity and $80.0 million. As of March 31, 2022 and December 31, 2021, the Company had one letter of credit outstanding of $44.1 million under the Senior Secured Credit Facility. For additional information see Note 7 in the 2021 Annual Report.
See Note 16 for discussion of (i) additional borrowings and repayments on and (ii) an increase in the borrowing base and aggregate commitment of the Senior Secured Credit Facility subsequent to March 31, 2022.
The Company's measurements of Adjusted EBITDA (non-GAAP) for financial reporting as compared to compliance under its debt agreements differ.
Debt issuance costs
No debt issuance costs were capitalized or written off during the three months ended March 31, 2022 or 2021.
The Company had total debt issuance costs of $24.7 million and $26.2 million, net of accumulated amortization of $28.7 million and $27.2 million, as of March 31, 2022 and December 31, 2021, respectively. Debt issuance costs related to the Company's January 2025 Notes, January 2028 Notes and July 2029 Notes are included in "Long-term debt, net" on the unaudited consolidated balance sheets. Debt issuance costs related to the Senior Secured Credit Facility are included in "Other noncurrent assets, net" on the unaudited consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the respective terms of the notes and the Senior Secured Credit Facility.
Note 6—Stockholders' equity
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
During the three months ended March 31, 2021, the Company sold 723,579 shares of its common stock pursuant to the ATM Program for net proceeds of approximately $26.9 million, after underwriting commissions and other related expenses. The ATM Program was completed during the year ended December 31, 2021. Proceeds from the share sales were utilized to reduce borrowings on the Senior Secured Credit Facility.
Note 7—Equity Incentive Plan
The Laredo Petroleum, Inc. Omnibus Equity Incentive Plan (the "Equity Incentive Plan") provides for the granting of incentive awards in the form of restricted stock awards, stock option awards, performance share awards, performance unit awards, phantom unit awards and other awards. On May 20, 2021, the Company's stockholders approved an amendment to the Equity Incentive Plan to, among other things, increase the maximum number of shares of the Company's common stock issuable under the Equity Incentive Plan from 1,492,500 to 2,432,500 shares.
See Note 9 in the 2021 Annual Report for additional discussion of the Company's equity-based compensation awards.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents activity for equity-based compensation awards for the three months ended March 31, 2022:

	Equity Awards			Liability Awards
(in thousands)	Restricted Stock Awards	Stock Option Awards	Performance Share Awards(1)(2)	Performance Unit Awards	Phantom Unit Awards(3)
Outstanding as of December 31, 2021	350	7	72	209	33
Granted	232	—	62	—	—
Forfeited	(4)	—	(2)	—	—
Vested	(125)	—	(70)	—	(15)
Expired or canceled	—	(2)	—	—	—
Outstanding as of March 31, 2022	453	5	62	209	18
_____________________________________________________________________________
(1)The performance share awards granted on February 28, 2019 had a performance period of January 1, 2019 to December 31, 2021 and, as their market and performance criteria were satisfied, resulted in a 107% payout. As such, the granted awards vested and were converted into 75,107 shares of the Company's common stock during the three months ended March 31, 2022 based on this 107% payout.
(2)On February 22, 2022, the Company granted performance share awards with a performance period of January 1, 2022 through December 31, 2024. The market criteria consists of: (i) annual relative total shareholder return comparing the Company's shareholder return to the shareholder return of the exploration and production companies listed in the Russell 2000 Index and (ii) annual absolute total shareholder return. The performance criteria for these awards consists of: (i) earnings before interest, taxes, depreciation, amortization and exploration expense and three-year total debt reduction, (ii) growth in inventory and (iii) emissions reduction targets. Any shares earned are expected to be paid in equity during the first quarter following the completion of the requisite service period, based on the achievement of market and performance criteria, and the payout can range from 0% to 225%.
(3)On March 1, 2022 and March 5, 2022, the vested phantom unit awards were settled and paid out in cash at a fair value of $76.60 and $83.00 based on the Company's closing stock price on the respective vesting dates.
As of March 31, 2022, total unrecognized cost related to equity-based compensation awards was $39.7 million, of which $14.0 million was attributable to liability awards which will be settled in cash rather than shares. Such cost will be recognized on a straight-line basis over an expected weighted-average period of 2.28 years.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Equity-based compensation
The following table reflects equity-based compensation expense for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Equity awards:
Restricted stock awards	$2,175	$1,963
Performance share awards	461	768
Stock option awards	—	7
Total share-settled equity-based compensation, gross	$2,636	$2,738
Less amounts capitalized	(583)	(670)
Total share-settled equity-based compensation, net	$2,053	$2,068
Liability awards:
Performance unit awards	$5,566	$820
Phantom unit awards	609	506
Total cash-settled equity-based compensation, gross	$6,175	$1,326
Less amounts capitalized	(47)	(198)
Total cash-settled equity-based compensation, net	$6,128	$1,128
Total equity-based compensation, net	$8,181	$3,196

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 8—Derivatives
The Company has three types of derivative instruments as of March 31, 2022: (i) commodity derivatives, (ii) a debt interest rate derivative and (iii) a contingent consideration derivative. See Notes (i) 2 in the 2021 Annual Report for discussion of the Company's significant accounting policies for derivatives and presentation, (ii) 9 for discussion of fair value measurement of derivatives on a recurring basis and (iii) 16 for discussion of derivatives subsequent events. The Company's derivatives were not designated as hedges for accounting purposes, and the Company does not enter into such instruments for speculative trading purposes. Accordingly, the changes in fair value are recognized in "Loss on derivatives, net" under "Non-operating income (expense)" on the unaudited consolidated statements of operations.
The following table summarizes components of the Company's loss on derivatives, net by type of derivative instrument for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Commodity	$(329,724)	$(154,033)
Interest rate	13	4
Contingent consideration	3,895	(336)
Loss on derivatives, net	$(325,816)	$(154,365)
Commodity
Due to the inherent volatility in oil, NGL and natural gas prices and the sometimes wide pricing differentials between where the Company produces and where the Company sells such commodities, the Company engages in commodity derivative transactions, such as puts, swaps, collars and basis swaps, to hedge price risk associated with a portion of the Company's anticipated sales volumes. By removing a portion of the price volatility associated with future sales volumes, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. See Note 10 in the 2021 Annual Report for discussion of transaction types and settlement indexes.
During the three months ended March 31, 2022, the Company’s derivatives were settled based on reported prices on commodity exchanges, with (i) oil derivatives settled based on WTI NYMEX and Brent ICE pricing, (ii) NGL derivatives settled based on Mont Belvieu OPIS pricing and (iii) natural gas derivatives settled based on Henry Hub NYMEX and Waha Inside FERC pricing.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes open commodity derivative positions as of March 31, 2022, for commodity derivatives that were entered into through March 31, 2022, for the settlement periods presented:

	Remaining Year 2022	Year 2023
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	1,068,000	—
Weighted-average price ($/Bbl)	$81.57	$—
WTI NYMEX - Collars:
Volume (Bbl)	2,557,500	3,997,000
Weighted-average floor price ($/Bbl)	$58.23	$66.37
Weighted-average ceiling price ($/Bbl)	$69.39	$81.16
Brent ICE - Swaps:
Volume (Bbl)	3,107,500	—
Weighted-average price ($/Bbl)	$48.34	$—
Brent ICE - Collars:
Volume (Bbl)	1,168,750	—
Weighted-average floor price ($/Bbl)	$56.65	$—
Weighted-average ceiling price ($/Bbl)	$65.44	$—
NGL:
Purity Ethane - Swaps:
Volume (Bbl)	1,155,000	—
Weighted-average price ($/Bbl)	$11.42	$—
Non-TET Propane - Swaps:
Volume (Bbl)	880,000	—
Weighted-average price ($/Bbl)	$35.91	$—
Non-TET Normal Butane - Swaps:
Volume (Bbl)	275,000	—
Weighted-average price ($/Bbl)	$41.58	$—
Non-TET Isobutane - Swaps:
Volume (Bbl)	82,500	—
Weighted-average price ($/Bbl)	$42.00	$—
Non-TET Natural Gasoline - Swaps:
Volume (Bbl)	275,000	—
Weighted-average price ($/Bbl)	$60.65	$—
Natural gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	2,750,000	—
Weighted-average price ($/MMBtu)	$2.73	$—
Henry Hub NYMEX - Collars:
Volume (MMBtu)	22,000,000	3,650,000
Weighted-average floor price ($/MMBtu)	$3.09	$3.00
Weighted-average ceiling price ($/MMBtu)	$3.84	$4.45
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	21,862,500	—
Weighted-average differential ($/MMBtu)	$(0.36)	$—

Table of Contents	Laredo Petroleum, Inc.
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
Contingent consideration
The Sixth Street PSA provides for potential contingent payments to be paid to the Company if certain cash flow targets are met related to divested oil and natural gas property operations. The Sixth Street Contingent Consideration provides the Company with the right to receive up to a maximum of $93.7 million in additional cash consideration, comprised of potential quarterly payments through June 2027 totaling up to $38.7 million and a potential balloon payment of $55.0 million in June 2027. The fair value of the Sixth Street Contingent Consideration was $35.9 million as of December 31, 2021 and $39.8 million as of March 31, 2022. See Note 3 for further discussion of the Working Interest Sale associated with the Sixth Street Contingent Consideration.
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
Note 9—Fair value measurements
See the beginning of Note 11 in the 2021 Annual Report for information about the fair value hierarchy levels.
Fair value measurement on a recurring basis
See Note 8 for further discussion of the Company's derivatives, and see Note 2 in the 2021 Annual Report for the Company's significant accounting policies for derivatives.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Balance sheet presentation
The following tables present the Company's derivatives by (i) balance sheet classification, (ii) derivative type and (iii) fair value hierarchy level, and provide a total, on a gross basis and a net basis reflected in "Derivatives" on the unaudited consolidated balance sheets as of the dates presented:

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
Assets:
Current:
Commodity	$—	$18,029	$—	$18,029	$(18,029)	$—
Interest rate	—	5	—	5	—	5
Contingent consideration	—	—	5,894	5,894	—	5,894
Noncurrent:
Commodity	—	315	—	315	(315)	—
Contingent consideration	—	—	33,862	33,862	—	33,862
Liabilities:
Current:
Commodity	—	(383,285)	—	(383,285)	18,029	(365,256)
Interest rate	—	—	—	—	—	—
Noncurrent:
Commodity	—	(17,765)	—	(17,765)	315	(17,450)
Net derivative liability positions	$—	$(382,701)	$39,756	$(342,945)	$—	$(342,945)

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$21,671	$—	$21,671	$(21,671)	$—
Interest rate	—	—	—	—	—	—
Contingent consideration	—	—	4,346	4,346	—	4,346
Noncurrent:
Commodity	—	1,448	—	1,448	—	1,448
Contingent consideration	—	—	31,515	31,515	—	31,515
Liabilities:
Current:
Commodity	—	(201,428)	—	(201,428)	21,671	(179,757)
Interest rate	—	(52)	—	(52)	—	(52)
Noncurrent:
Commodity	—	—	—	—	—	—
Net derivative liability positions	$—	$(178,361)	$35,861	$(142,500)	$—	$(142,500)
See Note 11 in the 2021 Annual Report for discussion of the significant Level 2 inputs used in the fair value mark-to-market analysis of commodity, interest rate and contingent consideration derivatives. The Company reviewed the third-party

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
specialist's valuations of commodity, interest rate and contingent consideration derivatives, including the related inputs, and analyzed changes in fair values between reporting dates.
The Working Interest Sale provides for potential contingent payments to be paid to the Company. The Sixth Street Contingent Consideration associated with the Working Interest Sale was categorized as Level 3 of the fair value hierarchy, as the Company utilized its own cash flow projections along with a risk-adjusted discount rate generated by a third-party valuation specialist to determine the valuation. The Company reviewed the third-party specialist's valuation, including the related inputs, and analyzed changes in fair values between the Sixth Street Closing Date and the reporting dates. The fair value of the Sixth Street Contingent Consideration was recorded as part of the basis in the oil and natural gas properties divested and as a contingent consideration asset. At each quarterly reporting period prior to the end of the contingency period, the Company will remeasure the Sixth Street Contingent Consideration with the changes in fair value recognized in the earnings for such quarter. See Note 3 for further discussion of the Working Interest Sale associated with the Sixth Street Contingent Consideration.
The following table summarizes the changes in contingent consideration derivatives classified as Level 3 measurements for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Balance of Level 3 at beginning of year	$35,861	$—
Change in net present value of Sixth Street Contingent Consideration	3,895	—
Balance of Level 3 at end of period	$39,756	$—
The Company's acquisition of oil and natural gas properties that closed on April 30, 2020 provided for potential contingent payments to be paid by the Company. During the year ended December 31, 2021, the maximum amount of the $1.2 million contingent consideration was distributed to the counterparty.
Fair value measurement on a nonrecurring basis
See Note 2 in the 2021 Annual Report for the Level 2 fair value hierarchy input assumptions used in estimating the net realizable value ("NRV") of inventory. There were no impairments of inventory recorded during the three months ended March 31, 2022 and 2021.
See Note 11 in the 2021 Annual Report for the Level 3 fair value hierarchy input assumptions used in the fair value measurement of long-lived assets. There were no impairments of long-lived assets recorded during the three months ended March 31, 2022 and 2021.
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
Condensed notes to the consolidated financial statements
(Unaudited)
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	March 31, 2022		December 31, 2021
(in thousands)	Carrying amount	Fair value(1)	Carrying amount	Fair value(1)
January 2025 Notes	$577,913	$602,567	$577,913	$589,471
January 2028 Notes	361,044	388,014	361,044	378,578
July 2029 Notes	400,000	404,112	400,000	390,000
Senior Secured Credit Facility	100,000	99,980	105,000	105,040
Total	$1,438,957	$1,494,673	$1,443,957	$1,463,089
______________________________________________________________________________
(1)The fair values of the outstanding notes were determined using the Level 1 fair value hierarchy quoted market prices for each respective instrument as of March 31, 2022 and December 31, 2021. The fair values of the outstanding debt under the Senior Secured Credit Facility were estimated utilizing the Level 2 fair value hierarchy pricing model for similar instruments as of March 31, 2022 and December 31, 2021.
Note 10—Net loss per common share
Basic and diluted net loss per common share are computed by dividing net loss by the weighted-average common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution of non-vested restricted stock awards, outstanding stock option awards and non-vested performance share awards. See Note 9 in the 2021 Annual Report for additional discussion of these awards. For the three months ended March 31, 2022 and March 31, 2021, all of these awards were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net loss per common share.
The following table reflects the calculations of basic and diluted (i) weighted-average common shares outstanding and (ii) net loss per common share for the periods presented:

	Three months ended March 31,
(in thousands, except for per share data)	2022	2021
Net loss (numerator)	$(86,781)	$(75,439)
Weighted-average common shares outstanding (denominator):
Basic	16,767	11,918
Diluted	16,767	11,918
Net loss per common share:
Basic	$(5.18)	$(6.33)
Diluted	$(5.18)	$(6.33)
Note 11—Commitments and contingencies
From time to time, the Company is subject to various legal proceedings arising in the ordinary course of business, including those that arise from interpretation of federal, state and local laws and regulations affecting the oil and natural gas industry, personal injury claims, title disputes, royalty disputes, contract claims, contamination claims relating to oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of the Company's current operations. The Company may not have insurance coverage for some of these proceedings and failure to comply with applicable laws and regulations can result in substantial penalties. While many of these matters involve inherent uncertainty, as of the date hereof, the Company believes that any such legal proceedings, if ultimately decided adversely, will not have a material adverse effect on the Company's business, financial position, results of operations or liquidity. See Note 15 in the 2021 Annual Report for further discussion of litigation and environmental and federal, state and local regulations.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Drilling rig contracts
The Company enters into drilling rig contracts to ensure availability of desired rigs to facilitate drilling plans. The Company has two operating leases for terms of multiple months, both of which contain early termination clauses that require the Company to potentially pay penalties to the third party should the Company cease drilling efforts. These penalties would negatively impact the Company's financial statements upon early contract termination. There were no penalties incurred for early contract termination for either of the three months ended March 31, 2022 or 2021. As these drilling rig contracts are operating leases with an initial term greater than 12 months, the present value of the future commitment as of March 31, 2022 is included in current and noncurrent "Other liabilities, net" on the unaudited consolidated balance sheet as of March 31, 2022. See Note 5 in the 2021 Annual Report for additional discussion of the Company's leases.
Firm sale and transportation commitments
The Company has committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. A portion of the Company's commitments are related to transportation commitments with a certain pipeline pertaining to the gathering of the Company's production from established acreage that extends into 2024. The Company was unable to satisfy a portion of this particular commitment with produced or purchased oil, therefore, the Company expensed firm transportation payments on excess capacity of $2.1 million and $1.6 million during the three months ended March 31, 2022 and 2021, respectively, which are recorded in "Transportation and marketing expenses" on the unaudited consolidated statement of operations. The Company's estimated aggregate liability of firm transportation payments on excess capacity is $5.4 million as of March 31, 2022, and is included in "Accounts payable and accrued liabilities" on the unaudited consolidated balance sheet. As of March 31, 2022, future firm sale and transportation commitments of $199.3 million are expected to be satisfied and, as such, are not recorded as a liability on the unaudited consolidated balance sheet.
Sand purchase commitment
During the year ended December 31, 2021, the Company renegotiated an agreement to take delivery of processed sand at a fixed price for one year, which is utilized in the Company's completions activities, from its sand mine that is operated by a third-party contractor. As of March 31, 2022, under the terms of this agreement, the Company is required to purchase a certain volume remaining under its commitment or it will incur a shortfall payment of $3.9 million at the end of the contract period.
Note 12—Supplemental cash flow and non-cash information
The following table presents supplemental cash flow and non-cash information for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Supplemental cash flow information:
Cash paid for interest, net of $1,463 and $449 of capitalized interest, respectively	$63,057	$48,030
Supplemental non-cash investing information:
Change in accrued capital expenditures	$18,433	$(351)
Capitalized share-settled equity-based compensation	$583	$670
Capitalized asset retirement cost	$181	$397

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents supplemental non-cash adjustments information related to operating leases for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$9,949	$—
_____________________________________________________________________________
(1)See Note 5 in the 2021 Annual Report for additional discussion of the Company's leases.
Note 13—Asset retirement obligations
See Note 2 in the 2021 Annual Report for discussion of the Company's significant accounting policies for asset retirement obligations. The following table reconciles the Company's asset retirement obligation liability associated with tangible long-lived assets for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Liability at beginning of period	$72,003	$68,326
Liabilities added due to acquisitions, drilling, midstream service asset construction and other	181	397
Accretion expense(1)	1,019	1,143
Liabilities settled due to plugging and abandonment or removed due to sale	(555)	(57)
Liability at end of period	$72,648	$69,809
_____________________________________________________________________________
(1)Accretion expense is included in "Other operating expenses" on the unaudited consolidated statements of operations.
Note 14—Income taxes
The Company is subject to federal and state income taxes and the Texas franchise tax. As of March 31, 2022, the Company had federal net operating loss ("NOL") carryforwards totaling $2.0 billion, $1.7 billion of which will begin to expire in 2026 and $376.2 million of which will not expire but may be limited in future periods, and state of Oklahoma net operating loss carryforwards totaling $34.4 million that will begin to expire in 2032. If the Company were to experience an "ownership change" as determined under Section 382 of the Internal Revenue Code, the Company's ability to offset taxable income arising after the ownership change with net operating losses arising prior to the ownership change would be limited. For the three months ended March 31, 2022, the Company recorded current tax expense of $1.2 million for Texas franchise taxes.
As of March 31, 2022, the Company believes it is more likely than not that a portion of the net operating loss carryforwards are not fully realizable. The Company continues to consider new evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed. Such consideration includes projected future cash flows from its oil, NGL and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of March 31, 2022 and the Company's ability to capitalize intangible drilling costs, rather than expensing these costs and future projections of taxable income. As of March 31, 2022, a total valuation allowance of $455.3 million has been recorded to offset the Company's federal and Oklahoma net deferred tax assets, resulting in a nominal Texas net deferred asset, which is included in "Other noncurrent assets, net" on the unaudited consolidated balance sheets.
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
The following table presents the capital expenditures for oil and natural gas properties paid to Halliburton included in the unaudited consolidated statements of cash flows for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Capital expenditures for oil and natural gas properties	$30,141	$11,780
Note 16—Subsequent events
Senior Secured Credit Facility
On April 6, 2022, the Company borrowed an additional $30.0 million and on April 25, 2022, the Company repaid $80.0 million on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $50.0 million as of May 3, 2022. See Note 5 for additional discussion of the Senior Secured Credit Facility.
On April 13, 2022, the Company entered into the Eighth Amendment (the "Eighth Amendment") to the Senior Secured Credit Facility. The Eighth Amendment, among other things, (i) increased the borrowing base from $1.0 billion to $1.25 billion and the aggregate elected commitment from $725.0 million to $1.0 billion, (ii) increased, from closing through December 31, 2022, the $50.0 million bond buyback and distributions baskets to $250.0 million, subject to certain conditions, (iii) added an energy transition and technology commercialization investment basket of $25.0 million, subject to certain conditions, (iv) allowed for the designation of unrestricted subsidiaries and (v) amended certain other provisions relating to certain commercial agreements and the administration of the Company's loans, in each case, subject to the terms of the Eighth Amendment and the Senior Secured Credit Facility.
Commodity derivatives
The following table summarizes the Company's open natural gas derivative positions as of March 31, 2022, updated for derivative transactions entered into from March 31, 2022 through May 3, 2022, for the settlement periods presented:

	Year 2022	Year 2023
Natural gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	2,750,000	—
Weighted-average price ($/MMBtu)	$2.73	$—
Henry Hub NYMEX - Collars:
Volume (MMBtu)	22,000,000	14,600,000
Weighted-average floor price ($/MMBtu)	$3.09	$3.75
Weighted-average ceiling price ($/MMBtu)	$3.84	$7.88
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	21,862,500	14,600,000
Weighted-average differential ($/MMBtu)	$(0.36)	$(1.52)
See Note 8 for additional discussion regarding the Company's derivatives. There has been no other derivative activity subsequent to March 31, 2022.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is for the three months ended March 31, 2022 and 2021, and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2021 Annual Report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Laredo," "we," "us," "our" or similar terms refer to Laredo, LMS and GCM collectively, unless the context otherwise indicates or requires. Unless otherwise specified, references to "average sales price" refer to average sales price excluding the effects of our derivative transactions. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties, primarily in the Permian Basin of West Texas. The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. Since our inception, we have grown primarily through our drilling program, coupled with select strategic acquisitions and joint ventures. As of March 31, 2022, we had assembled 165,518 net acres in the Permian Basin.
We are currently operating two drilling rigs and one completions crew and expect to maintain two drilling rigs and one completions crew for the remainder of 2022. Our planned capital expenditures for 2022 are expected to be approximately $550.0 million. However, we will continue to monitor commodity prices and service costs and adjust activity levels in order to proactively manage our cash flows and preserve liquidity. Below is a summary and comparative analysis of our financial and operating performance for the periods presented:

	Three months ended March 31,		2022 compared to 2021
(in thousands)	2022	2021	Change (#)	Change (%)
Oil sales volumes (MBbl)	3,627	2,183	1,444	66%
Oil equivalents sales volumes (MBOE)	7,661	7,109	552	8%
Oil, NGL and natural gas sales(1)	$451,187	$202,457	$248,730	123%
Net loss(2)	$(86,781)	$(75,439)	$(11,342)	(15)%
Free Cash Flow (a non-GAAP financial measure)(3)	$23,207	$21,760	$1,447	7%
Adjusted EBITDA (a non-GAAP financial measure)(3)	$222,089	$93,323	$128,766	138%
_____________________________________________________________________________
(1)Our oil, NGL and natural gas sales increased as a result of a 107% increase in average sales price per BOE and an 8% increase in total volumes sold.
(2)We incurred a net loss for the three months ended March 31, 2022 largely as a result of a non-cash loss on derivatives, net of $200.4 million. See page 29 for further discussion and analysis of our loss on derivatives, net.
(3)See pages 34-36 for discussion and calculations of these non-GAAP financial measures.
Recent developments
Volatility in commodity prices
Commodity prices remained strong during the first of quarter 2022, as increased commodity demand outpaced increased supply. Although the COVID-19 pandemic remains a global health crisis and continues to evolve, consumer demand strengthened as cases of the Omicron variant of COVID-19 decreased from winter levels. Supply was constrained and pricing was affected, in part, by the impact of the Russian-Ukrainian military conflict on global commodity and financial markets, and the resulting effect of sanctions by the European Union, United Kingdom and U.S. on imports of oil and gas from Russia. Supply was also restrained, to a degree, by the continued cooperation of OPEC+ and its commitment to steady and predictable production increases throughout 2022. However, because any of the above factors could suddenly change or reverse, global commodity and financial markets remain subject to heightened levels of uncertainty and volatility, and future disruptions and industry-specific impacts could result.
Senior Secured Credit Facility
On April 6, 2022, we borrowed an additional $30.0 million and on April 25, 2022 we repaid $80.0 million on our Senior Secured Credit Facility. As a result, the outstanding balance under our Senior Secured Credit Facility was $50.0 million as of May 1, 2022. See Note 5 for additional discussion of our Senior Secured Credit Facility.
On April 13, 2022, we entered into the Eighth Amendment to our Senior Secured Credit Facility which, among other things, (i) increased the borrowing base and aggregate elected commitment under our Senior Secured Credit Facility to $1.25 billion and $1.0 billion, respectively, (ii) increased, from closing through December 31, 2022, the $50.0 million bond buyback and distributions baskets to $250.0 million, subject to certain conditions, (iii) added an energy transition and technology commercialization investment basket of $25.0 million, subject to certain conditions, (iv) allowed for the designation of unrestricted subsidiaries and (v) amended certain other provisions relating to certain commercial agreements and the administration of the Company's loans, in each case, subject to the terms of the Eighth Amendment and the Senior Secured Credit Facility.
Pricing and reserves
Our results of operations are heavily influenced by oil, NGL and natural gas prices. Historically, commodity prices have experienced significant fluctuations; however, the volatility in prices has substantially increased in recent years. We maintain an active, multi-year commodity derivatives strategy to minimize commodity price volatility and support cash flows needed for operations. We have entered into a number of commodity derivative contracts that have enabled us to offset a portion of the changes in our cash flow caused by fluctuations in price and basis differentials for our sales of oil, NGL and natural gas, as discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk." See Notes 8 and 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our commodity derivatives. Notwithstanding our derivatives strategy, another collapse in commodity prices may affect the economic viability of, and our ability to fund, our drilling projects, as well as the economic recovery of oil, NGL and natural gas reserves. See "Critical accounting estimates" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2021 Annual Report for further discussion of our oil, NGL and natural gas reserve quantities and standardized measure of discounted future net cash flows.
Our reserves are reported in three streams: oil, NGL and natural gas. The Realized Prices, which are utilized to value our proved reserves and calculated using the average first-day-of-the-month prices for each month within the 12-month period prior to the end of the reporting period, adjusted for factors affecting price received at the delivery point, as of March 31, 2022 were $75.42 for oil, $26.85 for NGL and $2.93 for natural gas. The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling as of March 31, 2022 and March 31, 2021. As such, no full cost ceiling impairments were recorded during the three months ending March 31, 2022 and March 31, 2021. Additionally, if prices remain at current levels we do not anticipate recording any full cost ceiling impairments for the foreseeable future. See Notes 2 and 6 in our 2021 Annual Report for discussion of the full cost method of accounting and our Realized Prices.
Results of operations
Revenues
Sources of our revenue
Our revenues are derived from the sale of produced oil, NGL and natural gas, the sale of purchased oil and providing midstream services to third parties, all within the continental U.S. and do not include the effects of derivatives. See Note 2 in our 2021 Annual Report for additional information regarding our revenue recognition policies.

The following table presents our sources of revenue as a percentage of total revenues for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2022 compared to 2021
	2022	2021	Change (#)	Change (%)
Oil sales	65%	51%	14%	27%
NGL sales	12%	17%	(5)%	(29)%
Natural gas sales	7%	13%	(6)%	(46)%
Midstream service revenues	1%	1%	—%	—%
Sales of purchased oil	15%	18%	(3)%	(17)%
Total	100%	100%

Oil, NGL and natural gas sales volumes, revenues and prices
The following table presents information regarding our oil, NGL and natural gas sales volumes, sales revenues and average sales prices for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2022 compared to 2021
	2022	2021	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	3,627	2,183	1,444	66%
NGL (MBbl)	1,994	2,321	(327)	(14)%
Natural gas (MMcf)	12,243	15,630	(3,387)	(22)%
Oil equivalents (MBOE)(1)(2)	7,661	7,109	552	8%
Average daily oil equivalent sales volumes (BOE/D)(2)	85,118	78,989	6,129	8%
Average daily oil sales volumes (Bbl/D)(2)	40,295	24,261	16,034	66%
Sales revenues (in thousands):
Oil	$347,443	$127,701	$219,742	172%
NGL	65,155	41,678	23,477	56%
Natural gas	38,589	33,078	5,511	17%
Total oil, NGL and natural gas sales revenues	$451,187	$202,457	$248,730	123%
Average sales prices(2):
Oil ($/Bbl)(3)	$95.81	$58.48	$37.33	64%
NGL ($/Bbl)(3)	$32.68	$17.96	$14.72	82%
Natural gas ($/Mcf)(3)	$3.15	$2.12	$1.03	49%
Average sales price ($/BOE)(3)	$58.90	$28.48	$30.42	107%
Oil, with commodity derivatives ($/Bbl)(4)	$67.24	$45.03	$22.21	49%
NGL, with commodity derivatives ($/Bbl)(4)	$26.04	$11.25	$14.79	131%
Natural gas, with commodity derivatives ($/Mcf)(4)	$2.46	$1.66	$0.80	48%
Average sales price, with commodity derivatives ($/BOE)(4)	$42.54	$21.15	$21.39	101%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the three months ended March 31, 2022 and 2021 columns are based on actual amounts and are not calculated using the rounded numbers presented in the table above or the table below.
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

The following table presents net settlements paid for matured commodity derivatives and net premiums paid previously or upon settlement attributable to commodity derivatives that matured during the periods utilized in our calculation of the average sales prices, with commodity derivatives, for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Net settlements paid for matured commodity derivatives:
Oil	$(103,612)	$(18,371)	$(85,241)	(464)%
NGL	(13,240)	(15,576)	2,336	15%
Natural gas	(8,474)	(7,173)	(1,301)	(18)%
Total	$(125,326)	$(41,120)	$(84,206)	205%
Net premiums paid previously or upon settlement attributable to commodity derivatives that matured during the respective period:
Oil	$—	$(11,005)	$11,005	100%
Changes in average sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended March 31, 2022 and 2021:

(in thousands)	Oil	NGL	Natural gas	Total
First-quarter 2021 Revenues	$127,701	$41,678	$33,078	$202,457
Effect of changes in average sales prices	135,347	29,350	12,678	177,375
Effect of changes in sales volumes	84,395	(5,873)	(7,167)	71,355
First-quarter 2022 Revenues	$347,443	$65,155	$38,589	$451,187
Change ($)	$219,742	$23,477	$5,511	$248,730
Change (%)	172%	56%	17%	123%
The increase in our first-quarter 2022 oil revenues as compared to the same period in 2021 is primarily due to (i) an increase in oil price and (ii) the Sabalo/Shad Acquisition and Pioneer Acquisition, both of which occurred during the second half of 2021, and the related increase in our oil sales volumes. The increase in our first-quarter NGL and natural gas revenues as compared to the same period in 2021 is primarily due to increases in NGL and natural gas prices, partially offset by the Working Interest Sale, which occurred during the second half of 2021, and the related decrease in our NGL and natural gas sales volumes.
The following table presents midstream service revenues and sales of purchased oil for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Midstream service revenues	$2,344	$1,296	$1,048	81%
Sales of purchased oil	$78,864	$46,477	$32,387	70%
Midstream service revenues. Our midstream service revenues increased for the three months ended March 31, 2022 compared to the same period in 2021. Midstream service revenues are generated by oil throughput fees and services provided to third parties for (i) integrated oil and natural gas gathering and transportation systems and related facilities, (ii) natural gas lift, fuel for drilling and completions activities and centralized compression infrastructure and (iii) water storage, recycling and transportation infrastructure, and are recognized over time as the customer benefits from these services when provided. These revenues vary and will fluctuate due to oil throughput fees and the level of services provided to third parties.
Sales of purchased oil. Sales of purchased oil are a function of the volumes and prices of purchased oil sold to customers and are offset by the volumes and costs of purchased oil. During the three months ended March 31, 2022 and 2021, we were a firm shipper on the Bridgetex and Gray Oak pipelines and we utilized purchased oil to fulfill portions of our commitments. Our Bridgetex pipeline commitment ended on March 31, 2022. The continuance of this practice in the future is based upon, among other factors, our pipeline capacity as a firm shipper and the quantity of our lease production which may contribute to our pipeline commitments. Sales of purchased oil increased during the three months ended March 31, 2022 compared to the same periods in 2021 primarily due to an increase in sales prices and volumes for purchased oil sold.
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
Costs and expenses
The following table presents information regarding costs and expenses and selected average costs and expenses per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2022 compared to 2021
(in thousands except for per BOE sold data)	2022	2021	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$40,876	$18,918	$21,958	116%
Production and ad valorem taxes	27,487	13,283	14,204	107%
Transportation and marketing expenses	14,743	12,127	2,616	22%
Midstream service expenses	1,414	858	556	65%
Costs of purchased oil	82,964	49,916	33,048	66%
General and administrative (excluding LTIP)	13,393	9,635	3,758	39%
General and administrative (LTIP):
LTIP cash	6,499	1,620	4,879	301%
LTIP non-cash	2,052	1,818	234	13%
Depletion, depreciation and amortization	73,492	38,109	35,383	93%
Other operating expenses	1,019	1,143	(124)	(11)%
Total costs and expenses	$263,939	$147,427	$116,512	79%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$5.34	$2.66	$2.68	101%
Production and ad valorem taxes	3.59	1.87	1.72	92%
Transportation and marketing expenses	1.92	1.71	0.21	12%
Midstream service expenses	0.18	0.12	0.06	50%
General and administrative (excluding LTIP)	1.75	1.36	0.39	29%
Total selected operating expenses	$12.78	$7.72	$5.06	66%
General and administrative (LTIP):
LTIP cash	$0.85	$0.23	$0.62	270%
LTIP non-cash	$0.27	$0.26	$0.01	4%
Depletion, depreciation and amortization	$9.59	$5.36	$4.23	79%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.
Lease operating expenses ("LOE"). LOE, which includes workover expenses, increased for the three months ended March 31, 2022, compared to the same period in 2021. LOE are daily expenses incurred to bring oil, NGL and natural gas out of the ground and to market, together with the daily expenses incurred to maintain our producing properties. Such costs also include maintenance, repairs and non-routine workover expenses related to our oil and natural gas properties. LOE increased in first-quarter 2022 due to inflationary pressures and costs associated with integrating our recently acquired assets from the Sabalo/Shad Acquisition and Pioneer Acquisition, primarily driven by costs related to artificial lift and flowback management. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to LOE.

Production and ad valorem taxes. Production and ad valorem taxes increased for the three months ended March 31, 2022, compared to the same period in 2021, due to increased oil, NGL and natural gas sales revenues. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenues, and are established by federal, state or local taxing authorities. We take full advantage of all credits and exemptions in our various taxing jurisdictions. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.
Transportation and marketing expenses. Transportation and marketing expenses increased for the three months ended March 31, 2022, compared to the same period in 2021. These are expenses incurred for the delivery of produced oil to customers in the U.S. Gulf Coast market via the Bridgetex pipeline and the Gray Oak pipeline. We ship the majority of our produced oil to the U.S. Gulf Coast, which we believe provides a long-term pricing advantage versus the Midland market. Additionally, firm transportation payments on excess pipeline capacity associated with transportation agreements are included in transportation and marketing expenses. See Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our transportation commitments.
Midstream service expenses. Midstream service expenses increased for the three months ended March 31, 2022, compared to the same period in 2021. These are expenses incurred to operate and maintain our (i) integrated oil and natural gas gathering and transportation systems and related facilities, (ii) centralized oil storage tanks, (iii) natural gas lift, fuel for drilling and completion activities and centralized compression infrastructure and (iv) water storage, recycling and transportation facilities.
Costs of purchased oil. Costs of purchased oil increased for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to increased contracted prices and volumes of purchased oil on pipelines. During the three months ended March 31, 2022 and 2021, we were a firm shipper on the Bridgetex and Gray Oak pipelines and we utilized purchased oil to fulfill portions of our commitments. Our Bridgetex pipeline commitment ended on March 31, 2022. In the event our long-haul transportation capacity on the Gray Oak pipeline is expected to exceed our net production, consistent with our historic practice, we expect to continue to purchase third-party oil at the trading hubs to satisfy the deficit in our associated long-haul transportation commitments.
General and administrative ("G&A"). G&A, excluding employee compensation expenses from our long-term incentive plan ("LTIP"), increased for the three months ended March 31, 2022, compared to the same period in 2021, mainly due to (i) increases in compensation and professional expenses and (ii) inflationary pressures.
LTIP cash expense increased for the three months ended March 31, 2022, compared to the same period in 2021, mainly due to the 2021 performance unit awards being expensed for a partial quarter that are now being expensed for a full quarter in 2022. Additionally, the value of our cash-settled performance unit awards and phantom unit awards, granted in prior years, increased significantly during the three months ended March 31, 2022 compared to 2021, mainly due to the performance of our stock, as compared to the same period in 2021.
LTIP non-cash expense increased slightly for the three months ended March 31, 2022, compared to the same periods in 2021. The increase in LTIP non-cash expense for the three months ended March 31, 2022 was due to new restricted stock awards and performance share awards granted to our employees during the second half of 2021 and 2022. See Note 7 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding our equity-based compensation.
Depletion, depreciation and amortization ("DD&A"). The following table presents the components of our DD&A and depletion expense per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Depletion of evaluated oil and natural gas properties	$69,922	$34,725	$35,197	101%
Depreciation of midstream service assets	2,206	2,422	(216)	(9)%
Depreciation and amortization of other fixed assets	1,364	962	402	42%
Total DD&A	$73,492	$38,109	$35,383	93%
Depletion expense per BOE sold	$9.13	$4.88	$4.25	87%

Depletion expense per BOE increased for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the increased future development costs and volumes of our proved reserves as a result of the Sabalo/Shad Acquisition and Pioneer Acquisition and improvements in commodity prices. See Note 6 to our consolidated financial statements included in our 2021 Annual Report and "—Pricing and reserves" for additional information regarding the full cost method of accounting.
Non-operating income (expense)
The following table presents the components of non-operating income (expense), net for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Loss on derivatives, net	$(325,816)	$(154,365)	$(171,451)	(111)%
Interest expense	(32,477)	(25,946)	(6,531)	(25)%
Loss on disposal of assets, net	(260)	(72)	(188)	(261)%
Other income, net	2,439	1,379	1,060	77%
Total non-operating expense, net	$(356,114)	$(179,004)	$(177,110)	(99)%
Loss on derivatives, net. The following table presents the changes in the components of loss on derivatives, net for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Non-cash loss on derivatives, net	$(200,446)	$(122,232)	$(78,214)	(64)%
Settlements paid for matured derivatives, net	(125,370)	(41,174)	(84,196)	(204)%
Premiums received for commodity derivatives	—	9,041	(9,041)	(100)%
Loss on derivatives, net	$(325,816)	$(154,365)	$(171,451)	(111)%
Non-cash loss on derivatives, net is the result of (i) new and matured contracts, including contingent consideration derivatives for the period subsequent to the initial valuation date and through the end of the contingency period, and the changing relationship between our outstanding contract prices and the future market prices in the forward curves, which we use to calculate the fair value of our derivatives and (ii) matured interest rate swaps and the changing relationship between the contract interest rate and the LIBOR interest rate forward curve. In general, if outstanding commodity contracts are held constant, we experience gains during periods of decreasing market prices and losses during periods of increasing market prices. Settlements paid or received for matured derivatives are for our (i) commodity derivative contracts, which are based on the settlement prices compared to the prices specified in the derivative contracts, (ii) interest rate derivative and (iii) contingent consideration derivatives.
See Notes 8 and 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.
Interest expense. Interest expense increased for the three months ended March 31, 2022, compared to the same period in 2021. See Notes 5 and 16 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Income tax (expense) benefit
The following table presents income tax (expense) benefit for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Current	$(1,218)	$—	$(1,218)	(100)%
Deferred	$2,095	$762	$1,333	175%

We are subject to federal and state income taxes and the Texas franchise tax. The income tax expense for the three months ended March 31, 2022 is attributed to Texas franchise tax. With the rise in oil prices and the addition of oily, high- margin inventory, we have recently seen positive indications that we will use a portion of our NOLs. However, as of March 31, 2022, we believe it is more likely than not that a portion of the NOL loss carryforwards are not fully realizable. We continue to consider new evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed. Such consideration includes projected future cash flows from our oil, NGL and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of March 31, 2022 and our ability to capitalize intangible drilling costs, rather than expensing these costs and future projections of Oklahoma sourced income. As of March 31, 2022, a total valuation allowance of $455.3 million has been recorded to offset our federal and Oklahoma net deferred tax assets, resulting in a nominal Texas net deferred asset. The effective tax rate for our operations was 1%, due to the Texas franchise tax. Our effective tax rate is affected by changes in valuation allowances, recurring permanent differences and discrete items that may occur in any given year, but are not consistent from year to year.
Issuances, sales and/or exchanges of our common stock, taken together with prior transactions with respect to our common stock, could trigger an ownership change and therefore a limitation on our ability to utilize our net operating loss carryforwards which could result in taxable income in future years. For additional discussion of our income taxes, see Note 14 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
We continually seek to maintain a financial profile that provides operational flexibility and monitor the markets to consider which financing alternatives, including debt and equity capital resources, joint ventures and asset sales, are available to meet our future planned capital expenditures, a significant portion of which we are able to adjust and manage. We also continually evaluate opportunities with respect to our capital structure, including issuances of new securities, as well as transactions involving our outstanding senior notes, which could take the form of open market or private repurchases, exchange or tender offers, or other similar transactions, and our common stock, which could take the form of open market or private repurchases. We may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. Such financing alternatives, or combination of alternatives, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We continuously look for other opportunities to maximize shareholder value. For further discussion of our financing activities related to debt instruments, see Notes 5 and 16 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Due to the inherent volatility in the prices of oil, NGL and natural gas and the sometimes wide pricing differentials between where we produce and sell such commodities, we engage in commodity derivative transactions to hedge price risk associated with a portion of our anticipated sales volumes. Due to the inherent volatility in interest rates, we have entered into an interest rate derivative swap to hedge interest rate risk associated with a portion of our anticipated outstanding debt under the Senior Secured Credit Facility. We will pay a fixed rate over the contract term for such portion. By removing a portion of the (i) price volatility associated with future sales volumes and (ii) interest rate volatility associated with anticipated outstanding debt, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. See "Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk" below. See Notes 9 and 16 to our consolidated financial statements included elsewhere in this Quarterly Report for discussion of our open commodity positions.
As of March 31, 2022, we had cash and cash equivalents of $65.1 million and available capacity under the Senior Secured Credit Facility, after the reduction of outstanding letters of credit, of $580.9 million, resulting in total liquidity of $646.0 million. As of May 3, 2022, we had cash and cash equivalents of $104.3 million and available capacity under the Senior Secured Credit Facility, after the reduction for outstanding letters of credit, of $905.9 million, resulting in total liquidity of $1.01 billion. We believe that our operating cash flows and the aforementioned liquidity sources provide us with sufficient liquidity and financial resources to manage our cash needs and contractual obligations, to implement our currently planned capital expenditure budget and, at our discretion, to fund any share repurchases, pay down, repurchase or refinance debt or adjust our planned capital expenditure budget.
Cash requirements for known contractual and other obligations
The following table presents significant cash requirements for known contractual and other obligations as of March 31, 2022:

(in thousands)	Short-term(1)	Long-term	Total
Senior unsecured notes(2)	$122,457	$1,833,039	$1,955,496
Senior Secured Credit Facility(3)	—	100,000	100,000
Asset retirement obligations(4)	2,971	69,677	72,648
Performance unit award cash payout(5)	13,077	13,466	26,543
Lease commitments(6)	14,335	7,193	21,528
Total	$152,840	$2,023,375	$2,176,215
_____________________________________________________________________________
(1)We expect to satisfy our short-term contractual and other obligations with cash flows from operations.
(2)Amounts presented include both our principal and interest obligations. The July 2029 Notes consist of $400.0 million principal and interest payments totaling $31.0 million each year with interest payments due semi-annually on January 31 and July 31 of each year until July 31, 2029, commencing January 31, 2022 with interest from closing to such date. The January 2025 Notes and January 2028 Notes consist of $577.9 million and $361.0 million in principal, respectively, and interest payments totaling $54.9 million and $36.6 million each year, respectively, with interest payments due semi-annually on January 15 and July 15 of each year until January 15, 2025 and January 15, 2028, respectively.
(3)The $100.0 million principal on our Senior Secured Credit facility is due on July 16, 2025. Amounts presented do not include future loan advances, repayments, commitment fees or other fees on our Senior Secured Credit Facility as we cannot determine with accuracy the timing of such items. Additionally, amounts presented do not include interest expense as it is a floating rate instrument and we cannot determine with accuracy the future interest rates to be charged. See Notes 5 and 16 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our Senior Secured Credit Facility.
(4)Asset retirement obligations represent future costs associated with the retirement of tangible long-lived assets. See Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our asset retirement obligations.
(5)Amounts represent the estimated cash payout as of March 31, 2021 for our performance unit awards granted on March 5, 2020 and March 9, 2021, utilizing our March 31, 2021 closing stock price. See Note 9 to our consolidated financial statements included in our 2021 Annual Report for additional discussion of our performance unit awards.
(6)Lease commitment amounts represent our minimum lease payments for our operating lease liabilities. We have committed to drilling rig contracts with third parties to facilitate our drilling plans. Amounts presented include the gross amount we are committed to pay for the drilling rig contract. However, we will record our proportionate share based on our working interest in our consolidated financial statements as incurred. Management does not currently anticipate the early termination of these contracts in 2022. See Note 5 to our consolidated financial statements included in our 2021 Annual Report for additional discussion of our leases and Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our drilling rig contracts.

Cash flows
The following table presents our cash flows for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Net cash provided by operating activities	$170,882	$71,151	$99,731	140%
Net cash used in investing activities	(151,696)	(69,020)	(82,676)	(120)%
Net cash used in financing activities	(10,847)	(6,626)	(4,221)	(64)%
Net increase (decrease) in cash and cash equivalents	$8,339	$(4,495)	$12,834	286%
Cash flows from operating activities
Net cash provided by operating activities increased during the three months ended March 31, 2022, compared to the same period in 2021. Notable cash changes include (i) an increase in total oil, NGL and natural gas sales revenues of $248.7 million, (ii) a decrease of $93.2 million due to changes in net settlements for matured derivatives, net of premiums, mainly due to increases in commodity prices and (iii) a decrease of $2.7 million due to net changes in operating assets and liabilities. Other significant changes include an increase in costs of purchased oil and transportation and marketing expenses, partially offset by sales of purchased oil. The increase in total oil, NGL and natural gas sales revenues was due to a 107% increase in average sales price per BOE and was partially offset by an 8% increase in total volumes sold. For additional information, see "—Results of operations."
Our operating cash flows are sensitive to a number of variables, the most significant of which are the volatility of oil, NGL and natural gas prices, mitigated to the extent of our commodity derivatives' exposure, and sales volume levels. Regional and worldwide economic activity, weather, infrastructure, transportation capacity to reach markets, costs of operations, legislation and regulations, including potential government production curtailments, and other variable factors significantly impact the prices of these commodities. For additional information on risks related to our business, see "Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II. Item 1A. Risk Factors" included elsewhere in this Quarterly Report and "Part I. Item 1A. Risk Factors" in our 2021 Annual Report.
Cash flows from investing activities
Net cash used in investing activities increased for the three months ended March 31, 2022, compared to the same period in 2021, mainly due to (i) an increase in drilling and completions activity, (ii) an increase in inflationary pressures and non-operated capital expenditures and (iii) an increase in acquisitions of oil and natural gas properties. See Note 3 to our unaudited consolidated financial statements included elsewhere in the Quarterly Report for additional discussion of our acquisitions of oil and natural gas properties.
The following table presents the components of our incurred capital expenditures, excluding non-budgeted acquisition costs, for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Oil and natural gas properties(1)	$168,368	$68,449	$99,919	146%
Midstream service assets	459	876	(417)	(48)%
Other fixed assets	2,072	600	1,472	245%
Total incurred capital expenditures, excluding non-budgeted acquisition costs	$170,899	$69,925	$100,974	144%
_____________________________________________________________________________
(1)See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our incurred capital expenditures in the exploration and development of oil and natural gas properties.
The amount, timing and allocation of capital expenditures are largely discretionary and within management's control. If oil, NGL and natural gas prices are below our acceptable levels, or costs are above our acceptable levels, we may choose to defer a portion of our capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. Subject to financing alternatives, we may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive. We continually monitor and may adjust our projected capital expenditures in response to world developments, as well as success or lack of success in drilling activities, changes in prices, availability of financing and joint venture opportunities, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs and supplies, changes in service costs, contractual obligations, internally generated cash flow and other factors both within and outside our control.
Cash flows from financing activities
Net cash used in financing activities increased for the three months ended March 31, 2022, compared to the same period in 2021. Notable 2022 activity includes (i) borrowings on our Senior Secured Credit Facility of $50.0 million, (ii) payments on our Senior Secured Credit Facility of $55.0 million and (iii) stock exchanged for tax withholding of $5.8 million. For further discussion of our financing activities related to debt instruments, see Notes 5 and 16 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Sources of Liquidity
Senior Secured Credit Facility
As of March 31, 2022, the Senior Secured Credit Facility, which matures on July 16, 2025, had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $1.0 billion and $725.0 million respectively, with $100.0 million outstanding, and was subject to an interest rate of 3.000%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which we were in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of March 31, 2022 and December 31, 2021, we had one letter of credit outstanding of $44.1 million under the Senior Secured Credit Facility. The Senior Secured Credit Facility is fully and unconditionally guaranteed by LMS and GCM. On April 6, 2022,we borrowed an additional $30.0 million and on April 25, 2022, we repaid $80.0 million on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $50.0 million as of May 3, 2022. On April 13, 2022, we entered into the Eighth Amendment to our Senior Secured Credit Facility which, among other things, (i) increased the borrowing base and aggregate elected commitment under our Senior Secured Credit Facility to $1.25 billion and $1.0 billion, respectively, (ii) increased, from closing through December 31, 2022, the $50.0 million bond buyback and distributions baskets to $250.0 million, subject to certain conditions, (iii) added an energy transition and technology commercialization investment basket of $25.0 million, subject to certain conditions, (iv) allowed for the designation of unrestricted subsidiaries and (v) amended certain other provisions relating to certain commercial agreements and the administration of our loans, in each case, subject to the terms of the Eighth Amendment and the Senior Secured Credit Facility.
See Notes 5 and 16 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our Senior Secured Credit Facility.
January 2025 Notes, January 2028 Notes and July 2029 Notes
The following table presents principal amounts and applicable interest rates for our outstanding January 2025 Notes, January 2028 Notes and July 2029 Notes as of March 31, 2022:

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
Supplemental Guarantor information
As discussed in Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report, on January 24, 2020, we issued $600.0 million in aggregate principal amount of the January 2025 Notes and $400.0 million in aggregate principal amount of the January 2028 Notes. On July 16, 2021, we issued $400.0 million in aggregate principal amount of the July 2029 Notes. As of March 31, 2022, $1.3 billion of our senior unsecured notes remained outstanding. Each of our wholly owned subsidiaries, LMS and GCM (each, a "Guarantor," and together, the "Guarantors"), jointly and severally, and fully and unconditionally, guarantees the January 2025 Notes, January 2028 Notes and July 2029 Notes. We do not have any non-guarantor subsidiaries.
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
Non-GAAP financial measures
The non-GAAP financial measures of Free Cash Flow and Adjusted EBITDA, as defined by us, may not be comparable to similarly titled measures used by other companies. Furthermore, these non-GAAP financial measures should not be considered in isolation or as a substitute for GAAP measures of liquidity or financial performance, but rather should be considered in conjunction with GAAP measures, such as net income or loss, operating income or loss or cash flows from operating activities.
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

The following table presents a reconciliation of net cash provided by operating activities (GAAP) to Free Cash Flow (non-GAAP) for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$170,882	$71,151
Less:
Change in current assets and liabilities, net	(11,985)	(17,259)
Change in noncurrent assets and liabilities, net	(11,239)	(3,275)
Cash flows from operating activities before changes in operating assets and liabilities, net	194,106	91,685
Less incurred capital expenditures, excluding non-budgeted acquisition costs:
Oil and natural gas properties(1)	168,368	68,449
Midstream service assets(1)	459	876
Other fixed assets	2,072	600
Total incurred capital expenditures, excluding non-budgeted acquisition costs	170,899	69,925
Free Cash Flow (non-GAAP)	$23,207	$21,760
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

The following table presents a reconciliation of net loss (GAAP) to Adjusted EBITDA (non-GAAP) for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Net loss	$(86,781)	$(75,439)
Plus:
Share-settled equity-based compensation, net	2,053	2,068
Depletion, depreciation and amortization	73,492	38,109
Mark-to-market on derivatives:
Loss on derivatives, net	325,816	154,365
Settlements paid for matured derivatives, net	(125,370)	(41,174)
Net premiums paid for commodity derivatives that matured during the period(1)	—	(11,005)
Accretion expense	1,019	1,143
Loss on disposal of assets, net	260	72
Interest expense	32,477	25,946
Income tax benefit	(877)	(762)
Adjusted EBITDA (non-GAAP)	$222,089	$93,323
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
There have been no material changes in our critical accounting estimates during the three months ended March 31, 2022. See our critical accounting estimates in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Annual Report.

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
Oil, NGL and natural gas price exposure
Due to the inherent volatility in oil, NGL and natural gas prices and the sometimes wide pricing differentials between where we produce and sell such commodities, we engage in commodity derivative transactions, such as puts, swaps, collars and basis swaps, to hedge price risk associated with a portion of our anticipated sales volumes. By removing a portion of the price volatility associated with future sales volumes, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations.
The fair values of our open commodity and contingent consideration derivative positions are largely determined by the relevant forward commodity price curves of the indexes associated with our open derivative positions. We had a $382.7 million net liability position from the fair values of our open commodity derivatives and a $39.8 million net asset position from our contingent consideration derivative as of March 31, 2022. The following table provides a sensitivity analysis of the projected incremental effect on loss before income taxes of a hypothetical 10% change in the relevant forward commodity price curves of the indexes associated with our open commodity and contingent consideration derivative positions as of March 31, 2022:

(in thousands)	10% Increase	10% Decrease
Commodity	$(118,682)	$125,318
Contingent consideration	4,856	(5,037)
Total	$(113,826)	$120,281
See Notes 8 and 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our commodity and contingent consideration derivatives.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our notes bear interest at fixed rates. The maturity years, outstanding balances and interest rates on our long-term debt as of March 31, 2022 were as follows:

	Maturity year
(in millions except for interest rates)	2023	2025	Thereafter
January 2025 Notes	$—	$577.9	$—
Fixed interest rate	—%	9.500%	—%
January 2028 Notes	$—	$—	$361.0
Fixed interest rate	—%	—%	10.125%
July 2029 Notes	$—	$—	$400.0
Fixed interest rate	—%	—%	7.750%
Senior Secured Credit Facility	$100.0	$—	$—
Floating interest rate	3.000%	—%	—%
Due to the inherent volatility in interest rates, we have entered into an interest rate derivative swap to hedge interest rate risk associated with a portion of our anticipated outstanding debt under the Senior Secured Credit Facility. We will pay a fixed rate over the contract term for that portion. By removing a portion of the interest rate volatility associated with anticipated outstanding debt, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. Our interest rate derivative swap contract ends in April 2022.

See Notes 5, 9 and 16 and to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our debt. See Notes 8 and 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our interest rate derivative.
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
See Note 2 in the 2021 Annual Report for additional discussion of our accounts receivable and revenue recognition.
Customer performance risk
In the current market environment, we believe that the inability or failure of any one of our major customers to physically take possession of our oil would have an adverse effect on our financial condition and potentially our results of operations. See Note 14 in the 2021 Annual Report for additional discussion of our customer performance risk.
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Laredo's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were effective as of March 31, 2022. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Laredo's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2021 Annual Report and those set forth from time to time in our other filings with the SEC. Other than the risk factor set forth below, there have been no material changes in our risk factors from those described in the 2021 Annual Report. The risks described in such reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results.
We cannot predict the impact of the ongoing military conflict between Russia and Ukraine and the related humanitarian crisis on the global economy, energy markets, geopolitical stability and our business.
The ultimate consequences of the Russian-Ukrainian military conflict, which may include further sanctions, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price of and demand for oil and natural gas, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of the conflict's effect on our business and results of operations, as well as on the global economy and energy markets.
Item 2.    Purchases of Equity Securities
The following table summarizes purchases of common stock by Laredo:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum value that may yet be purchased under the program as of the respective period-end date
January 1, 2022 - January 31, 2022	238	$60.13	—	$—
February 1, 2022 - February 28, 2022	41,654	$76.56	—	$—
March 1, 2022 - March 31, 2022	33,240	$79.52	—	$—
Total	75,132		—
______________________________________________________________________________
(1)Represents shares that were withheld by us to satisfy tax withholding obligations that arose upon the lapse of restrictions on equity-based compensation awards.
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
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits

		Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Laredo Petroleum Holdings, Inc.	8-K	3.1	12/22/2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Laredo Petroleum Holdings, Inc.	8-K	3.1	6/1/2020
3.3	Certificate of Ownership and Merger, dated as of December 30, 2013.	8-K	3.1	1/6/2014
3.4	Third Amended and Restated Bylaws of Laredo Petroleum, Inc., effective March 3, 2021.	8-K	3.1	3/4/2021
4.1	Form of Common Stock Certificate.	8-A12B/A	4.1	1/7/2014
10.1#	Eighth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of April 13, 2022, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.2	4/19/2022
10.2*	Form of 2022 Performance Share Unit Award Agreement.
10.3*	Form of 2022 Restricted Share Unit Award Agreement.
22.1	List of Issuers and Guarantor Subsidiaries.	10-Q	22.1	5/7/2020
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101	The following financial information from Laredo’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

LAREDO PETROLEUM, INC.

Date: May 5, 2022	By:	/s/ Jason Pigott
Jason Pigott
President and Chief Executive Officer
(principal executive officer)

Date: May 5, 2022	By:	/s/ Bryan J. Lemmerman
Bryan J. Lemmerman
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: May 5, 2022	By:	/s/ Jessica R. Wren
Jessica R. Wren
Senior Director of Financial Accounting and SEC Reporting
(principal accounting officer)