Form 10-Q
period 2022-06-30
Laredo Petroleum, Inc.
filed 2022-08-04
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of August 2, 2022: 17,104,049

LAREDO PETROLEUM, INC.

Glossary of Oil and Natural Gas Terms
The following terms are used throughout this Quarterly Report on Form 10-Q (this "Quarterly Report"):
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
"Exchange Act" — The Securities Exchange Act of 1934, as amended.
"Formation"—A layer of rock which has distinct characteristics that differ from nearby rock.
"Fracturing" or "Frac"—The propagation of fractures in a rock layer by a pressurized fluid. This technique is used to release petroleum and natural gas for extraction.
"GAAP"—Generally accepted accounting principles in the United States.
"GCM"—Garden City Minerals, LLC.
"Gross acres" or "gross wells" — The total acres or wells, as the case may be, in which a working interest is owned.
"Henry Hub"—A natural gas pipeline delivery point in south Louisiana that serves as the benchmark natural gas price underlying NYMEX natural gas futures contracts.
"Horizon" — A term used to denote a surface in or of rock, or a distinctive layer of rock that might be represented by a reflection in seismic data.
"Horizontal drilling" — A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.
"ICE"—The Intercontinental Exchange.
"Initial Production"—The measurement of production from an oil or gas well when first brought on stream. Often stated in terms of production during the first thirty days.
"Liquids"—Describes oil, condensate and natural gas liquids.
"LMS"—Laredo Midstream Services, LLC.
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
"OPEC"—The Organization of the Petroleum Exporting Countries.
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
"Royalty interest" — An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any development costs, which may be subject to expiration.
"SEC" — The Securities and Exchange Commission.
"Securities Act" — The Securities Act of 1933, as amended.
"Senior Secured Credit Facility" — The Fifth Amended and Restated Credit Agreement among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors, and the banks signatory thereto.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in or incorporated by reference into this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil, NGLs and natural gas reserves, drilling program capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "could," "may," "will," "foresee," "plan," "goal," "should," "intend," "pursue," "target," "continue," "suggest" or the negative thereof or other variations thereof or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Among the factors that significantly impact our business and could impact our business in the future are:
•the possibility of instability and uncertainty in the U.S. and international energy, financial and consumer markets that could adversely affect the liquidity available to us and our customers and the demand for commodities, including oil, NGL and natural gas;
•changes in domestic and global production, supply and demand for oil, NGL and natural gas, including actions by OPEC members and other oil exporting nations ("OPEC+");
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
•changes in general economic, business or industry conditions, including changes in interest rates and inflation rates and concerns over a potential recession;
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
v

•revisions to our reserve estimates as a result of changes in commodity prices, decline curves and other uncertainties;
•impacts of impairment write-downs on our financial statements;
•our ability to continue to maintain the borrowing capacity under our Senior Secured Credit Facility or access other means of obtaining capital and liquidity, especially during periods of sustained low commodity prices;
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
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Part II, Item 1A. Risk Factors" and elsewhere in this Quarterly Report, under "Part II, Item 1A. Risk Factors" in our first-quarter 2022 Quarterly Report, and under "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report") and those set forth from time to time in our other filings with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$147,546	$56,798
Accounts receivable, net	205,767	151,807
Derivatives	5,174	4,346
Other current assets	15,476	22,906
Total current assets	373,963	235,857
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	9,318,212	8,968,668
Unevaluated properties not being depleted	124,182	170,033
Less: accumulated depletion and impairment	(7,164,277)	(7,019,670)
Oil and natural gas properties, net	2,278,117	2,119,031
Midstream service assets, net	92,690	96,528
Other fixed assets, net	36,761	34,590
Property and equipment, net	2,407,568	2,250,149
Derivatives	34,905	32,963
Other noncurrent assets, net	56,573	32,855
Total assets	$2,873,009	$2,551,824
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$62,752	$71,386
Accrued capital expenditures	64,758	50,585
Undistributed revenue and royalties	257,398	117,920
Derivatives	274,409	179,809
Other current liabilities	140,059	107,213
Total current liabilities	799,376	526,913
Long-term debt, net	1,291,242	1,425,858
Derivatives	2,089	—
Asset retirement obligations	70,254	69,057
Other noncurrent liabilities	30,592	16,216
Total liabilities	2,193,553	2,038,044
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 40,000,000 and 22,500,000 shares authorized, and 17,212,383 and 17,074,516 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	172	171
Additional paid-in capital	2,778,538	2,788,628
Accumulated deficit	(2,099,254)	(2,275,019)
Total stockholders' equity	679,456	513,780
Total liabilities and stockholders' equity	$2,873,009	$2,551,824

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Oil sales	$410,359	$157,722	$757,802	$285,423
NGL sales	72,505	43,494	137,660	85,172
Natural gas sales	66,606	31,110	105,195	64,188
Midstream service revenues	1,891	1,257	4,235	2,553
Sales of purchased oil	8,795	60,788	87,659	107,265
Total revenues	560,156	294,371	1,092,551	544,601
Costs and expenses:
Lease operating expenses	42,014	19,771	82,890	38,689
Production and ad valorem taxes	33,001	14,737	60,488	28,020
Transportation and marketing expenses	10,994	10,690	25,737	22,817
Midstream service expenses	1,733	700	3,147	1,558
Costs of purchased oil	6,780	64,737	89,744	114,653
General and administrative	16,999	21,101	38,943	34,174
Organizational restructuring expenses	—	9,800	—	9,800
Depletion, depreciation and amortization	78,135	39,976	151,627	78,085
Impairment expense	—	1,613	—	1,613
Other operating (income) expense, net	(736)	2,899	283	4,042
Total costs and expenses	188,920	186,024	452,859	333,451
Operating income	371,236	108,347	639,692	211,150
Non-operating income (expense):
Loss on derivatives, net	(65,927)	(216,942)	(391,743)	(371,307)
Interest expense	(32,807)	(25,870)	(65,284)	(51,816)
Loss on extinguishment of debt, net	(798)	—	(798)	—
Gain (loss) on disposal of assets, net	38	66	(222)	(6)
Other income (expense), net	(2,104)	416	335	1,795
Total non-operating expense, net	(101,598)	(242,330)	(457,712)	(421,334)
Income (loss) before income taxes	269,638	(133,983)	181,980	(210,184)
Income tax (expense) benefit:
Current	(4,513)	—	(5,731)	—
Deferred	(2,579)	1,322	(484)	2,084
Total income tax (expense) benefit	(7,092)	1,322	(6,215)	2,084
Net income (loss)	$262,546	$(132,661)	$175,765	$(208,100)
Net income (loss) per common share:
Basic	$15.60	$(10.47)	$10.46	$(16.92)
Diluted	$15.41	$(10.47)	$10.31	$(16.92)
Weighted-average common shares outstanding:
Basic	16,834	12,674	16,800	12,298
Diluted	17,039	12,674	17,040	12,298

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, March 31, 2022	17,302	$173	$2,785,415	—	$—	$(2,361,800)	$423,788
Restricted stock awards	5	—	—	—	—	—	—
Restricted stock forfeitures	(3)	—	—	—	—	—	—
Share repurchases	—	—	—	85	(9,071)	—	(9,071)
Stock exchanged for tax withholding	—	—	—	7	(742)	—	(742)
Retirement of treasury stock	(92)	(1)	(9,812)	(92)	9,813	—	—
Share-settled equity-based compensation	—	—	2,935	—	—	—	2,935
Net income	—	—	—	—	—	262,546	262,546
Balance, June 30, 2022	17,212	$172	$2,778,538	—	$—	$(2,099,254)	$679,456

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, March 31, 2021	12,900	$129	$2,426,769	—	$—	$(2,495,466)	$(68,568)
Restricted stock awards	6	—	—	—	—	—	—
Restricted stock forfeitures	(40)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	7	(451)	—	(451)
Retirement of treasury stock	(7)	—	(451)	(7)	451	—	—
Share-settled equity-based compensation	—	—	1,772	—	—	—	1,772
Issuance of common stock, net of costs	714	7	45,619	—	—	—	45,626
Net loss	—	—	—	—	—	(132,661)	(132,661)
Balance, June 30, 2021	13,573	$136	$2,473,709	—	$—	$(2,628,127)	$(154,282)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2021	17,075	$171	$2,788,628	—	$—	$(2,275,019)	$513,780
Restricted stock awards	237	2	(2)	—	—	—	—
Restricted stock forfeitures	(7)	—	—	—	—	—	—
Share repurchases	—	—	—	85	(9,071)	—	(9,071)
Stock exchanged for tax withholding	—	—	—	83	(6,589)	—	(6,589)
Retirement of treasury stock	(168)	(2)	(15,658)	(168)	15,660	—	—
Share-settled equity-based compensation	—	—	5,571	—	—	—	5,571
Performance share conversion	75	1	(1)	—	—	—	—
Net income	—	—	—	—	—	175,765	175,765
Balance, June 30, 2022	17,212	$172	$2,778,538	—	$—	$(2,099,254)	$679,456

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2020	12,020	$120	$2,398,464	—	$—	$(2,420,027)	$(21,443)
Restricted stock awards	194	2	(2)	—	—	—	—
Restricted stock forfeitures	(41)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	44	(1,741)	—	(1,741)
Retirement of treasury stock	(44)	—	(1,741)	(44)	1,741	—	—
Share-settled equity-based compensation	—	—	4,510	—	—	—	4,510
Issuance of common stock, net of costs	1,438	14	72,478	—	—	—	72,492
Performance share conversion	6	—	—	—	—	—	—
Net loss	—	—	—	—	—	(208,100)	(208,100)
Balance, June 30, 2021	13,573	$136	$2,473,709	—	$—	$(2,628,127)	$(154,282)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$175,765	$(208,100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-settled equity-based compensation, net	4,657	3,798
Depletion, depreciation and amortization	151,627	78,085
Impairment expense	—	1,613
Mark-to-market on derivatives:
Loss on derivatives, net	391,743	371,307
Settlements paid for matured derivatives, net	(297,824)	(98,781)
Premiums received for commodity derivatives	—	9,041
Amortization of debt issuance costs	3,214	2,099
Amortization of operating lease right-of-use assets	10,735	5,764
Loss on extinguishment of debt, net	798	—
Deferred income tax benefit (expense)	484	(2,084)
Other, net	1,345	2,497
Changes in operating assets and liabilities:
Accounts receivable, net	(53,960)	(26,633)
Other current assets	6,844	(4,412)
Other noncurrent assets, net	(34,057)	(12,649)
Accounts payable and accrued liabilities	(8,634)	9,784
Undistributed revenue and royalties	139,460	21,557
Other current liabilities	32,819	29,952
Other noncurrent liabilities	13,991	4,859
Net cash provided by operating activities	539,007	187,697
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net	(7,887)	—
Capital expenditures:
Oil and natural gas properties	(282,750)	(166,077)
Midstream service assets	(689)	(1,561)
Other fixed assets	(4,263)	(1,236)
Proceeds from dispositions of capital assets, net of selling costs	2,049	307
Net cash used in investing activities	(293,540)	(168,567)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	135,000	245,000
Payments on Senior Secured Credit Facility	(240,000)	(120,000)
Extinguishment of debt	(32,334)	—
Proceeds from issuance of common stock, net of offering costs	—	72,492
Share repurchases	(9,071)	—
Stock exchanged for tax withholding	(6,589)	(1,741)
Payments for debt issuance costs	(1,725)	(1,452)
Other	—	2,798
Net cash (used in) provided by financing activities	(154,719)	197,097
Net increase in cash, cash equivalents and restricted cash	90,748	216,227
Cash, cash equivalents and restricted cash, beginning of period	56,798	48,757
Cash, cash equivalents and restricted cash, end of period	$147,546	$264,984

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 1—Organization and basis of presentation
Organization
Laredo Petroleum, Inc. ("Laredo"), together with its wholly-owned subsidiaries, is an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin of West Texas. The Company has identified one operating segment: exploration and production. In these notes, the "Company" refers to Laredo, LMS and GCM collectively, unless the context indicates otherwise. All amounts, dollars and percentages presented in these unaudited consolidated financial statements and the related notes are rounded and, therefore, approximate.
Basis of presentation
The unaudited consolidated financial statements were derived from the historical accounting records of the Company and reflect the historical financial position, results of operations and cash flows for the periods described herein. The unaudited consolidated financial statements have been prepared in accordance with GAAP. All material intercompany transactions and account balances have been eliminated in the consolidation of accounts.
The unaudited consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2021 is derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of June 30, 2022, results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021.
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
Significant accounting policies
There have been no material changes in the Company's significant accounting policies during the six months ended June 30, 2022. See Note 2 in the 2021 Annual Report for discussion of significant accounting policies.
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
Note 2—New accounting standards
The Company considered the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board to the Accounting Standards Codification ("ASC") and has determined there are no ASUs that are not yet adopted and meaningful to disclose as of June 30, 2022. Additionally, the Company did not adopt any new ASUs during the six months ended June 30, 2022.

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
On July 1, 2021 ("Sabalo/Shad Closing Date"), the Company closed the Sabalo/Shad Acquisition, effective April 1, 2021, for an aggregate purchase price of $863.1 million, comprised of (i) $606.1 million in cash (ii) 2,506,964 shares of the Company's common stock, based upon the share price as of the Sabalo/Shad Closing Date, and (iii) $17.0 million in transaction related expenses, inclusive of post-closing adjustments.
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
Pursuant to the rules governing full cost accounting, the Company recorded a gain on the Working Interest Sale of $93.5 million, net of transaction expenses of $11.6 million, on the Company's consolidated statements of operations, inclusive of post-closing adjustments, as this divestment represented more than 25% of the Company's June 30, 2021 proved reserves. For the purposes of calculating the gain, total capitalized costs were allocated between reserves sold and reserves retained as of the Sixth Street Closing Date.
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
Note 4—Property and equipment
The following table presents the Company's property and equipment as of the dates presented:

(in thousands)	June 30, 2022	December 31, 2021
Evaluated oil and natural gas properties	$9,318,212	$8,968,668
Less accumulated depletion and impairment	(7,164,277)	(7,019,670)
Evaluated oil and natural gas properties, net	2,153,935	1,948,998

Unevaluated oil and natural gas properties not being depleted	124,182	170,033

Midstream service assets	165,352	165,232
Less accumulated depreciation and impairment	(72,662)	(68,704)
Midstream service assets, net	92,690	96,528

Depreciable other fixed assets	46,883	43,381
Less accumulated depreciation and amortization	(29,537)	(27,692)
Depreciable other fixed assets, net	17,346	15,689

Land	19,415	18,901

Total property and equipment, net	$2,407,568	$2,250,149
See Note 9 for discussion of impairments of inventory during the six months ended June 30, 2021. See Notes 2 and 6 in the 2021 Annual Report for additional discussion of the Company's property and equipment.
The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling as of June 30, 2022 and June 30, 2021. As such, no full cost ceiling impairments were recorded for the six months ended June 30, 2022 and 2021.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents incurred capital expenditures in the acquisition, exploration and development of oil and natural gas properties, with asset retirement obligations included in evaluated property acquisition costs and development costs, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Property acquisition costs:
Evaluated	$—	$—	$4,780	$—
Unevaluated	17	—	3,291	—
Exploration costs	7,604	15,313	14,357	19,270
Development costs	127,892	87,509	289,507	152,001
Total oil and natural gas properties incurred capital expenditures	$135,513	$102,822	$311,935	$171,271
Total oil and natural gas properties incurred capital expenditures includes certain employee-related costs. The following table presents capitalized employee-related incurred capital expenditures in the acquisition, exploration and development of oil and natural gas properties for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Capitalized employee-related costs	$4,366	$4,848	$8,709	$9,089
Note 5—Debt
Long-term debt, net
The following table presents the Company's long-term debt and debt issuance costs, net included in "Long-term debt, net" on the unaudited consolidated balance sheets as of the dates presented:

	June 30, 2022			December 31, 2021
(in thousands)	Long-term debt	Debt issuance costs, net	Long-term debt, net	Long-term debt	Debt issuance costs, net	Long-term debt, net
January 2025 Notes	$577,913	$(5,288)	$572,625	$577,913	$(6,345)	$571,568
January 2028 Notes	354,794	(4,525)	350,269	361,044	(5,024)	356,020
July 2029 Notes	374,224	(5,876)	368,348	400,000	(6,730)	393,270
Senior Secured Credit Facility(1)	—	—	—	105,000	—	105,000
Total	$1,306,931	$(15,689)	$1,291,242	$1,443,957	$(18,099)	$1,425,858
______________________________________________________________________________
(1)Debt issuance costs, net related to the Senior Secured Credit Facility of $8.5 million and $8.1 million as of June 30, 2022 and December 31, 2021, respectively, are included in "Other noncurrent assets, net" on the unaudited consolidated balance sheets.
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
Senior unsecured notes repurchases
During the six months ended June 30, 2022, the Company repurchased $25.8 million and $6.2 million in aggregate principal amount of the July 2029 Notes and January 2028 Notes, respectively. In connection with the repurchase of portions of the July 2029 Notes and January 2028 Notes, the Company recognized a loss on extinguishment of debt of $0.8 million, which is included in "Loss on extinguishment of debt, net" on the unaudited consolidated statement of operations. The loss on extinguishment of debt is comprised of (i) $0.5 million for the write off of debt issuance costs and (ii) $0.3 million related to the difference between the consideration paid and the net carrying amounts. See Note 17 for the Company's additional repurchases of its senior unsecured notes subsequent to June 30, 2022.
Senior Secured Credit Facility
On April 13, 2022, the Company entered into the Eighth Amendment to the Senior Secured Credit Facility (the "Eighth Amendment"). The Eighth Amendment, among other things, increased the borrowing base from $1.0 billion to $1.25 billion and the aggregate elected commitment from $725 million to $1.0 billion, increased, from closing through December 31, 2022, the $50 million bond buyback and distributions baskets to $250 million, subject to certain conditions, added an energy transition and technology commercialization investment basket of $25 million, subject to certain conditions, allows for the designation of unrestricted subsidiaries and amended certain other provisions relating to certain commercial agreements and the administration of Loans, in each case, subject to the terms of the Eighth Amendment and the Senior Secured Credit Facility.
As of June 30, 2022, the Senior Secured Credit Facility, which matures on July 16, 2025 (subject to a springing maturity date of July 29, 2024 if any of the January 2025 Notes are outstanding on such date), had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $1.25 billion and $1.0 billion, respectively, with no balance outstanding. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity and $80.0 million. As of December 31, 2021, the Company had a $44.1 million letter of credit outstanding under the Senior Secured Credit Facility. No letters of credit were outstanding under the Senior Secured Credit Facility as of June 30, 2022. For additional information see Note 7 in the 2021 Annual Report.
Note 6—Stockholders' equity
Authorized shares increase
On May 26, 2022, upon recommendation of the Company's board of directors, stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of its common stock from 22,500,000 shares to 40,000,000 shares.
Share repurchase program
On May 31, 2022, the Company's board of directors authorized a $200.0 million share repurchase program. The repurchase program commenced in May 2022 and expires in May 2024. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, including under plans complying with Rule 10b5-1 of the Exchange Act, and privately negotiated transactions. The timing and actual number of share repurchases will depend upon several factors, including market conditions, business conditions, the trading price of the Company's common stock and the nature of other investment opportunities available to the Company. During the six months ended June 30, 2022, the Company repurchased 85,161 shares of its common stock on the open market at a weighted-average price of $106.50 per common

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
share for a total of $9.1 million under this program and, upon repurchase, the shares were retired. See Note 17 for the Company's additional repurchases of its common stock subsequent to June 30, 2022.
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
During the six months ended June 30, 2021, the Company sold 1,438,105 shares of its common stock pursuant to the ATM Program for net proceeds of approximately $72.5 million, after underwriting commissions and other related expenses. The ATM Program was completed during the year ended December 31, 2021. Proceeds from the share sales were utilized to reduce borrowings on the Senior Secured Credit Facility.
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
See Note 9 in the 2021 Annual Report for additional discussion of the Company's equity-based compensation awards.
The following table presents activity for equity-based compensation awards for the six months ended June 30, 2022:

	Equity Awards			Liability Awards
(in thousands)	Restricted Stock Awards	Stock Option Awards	Performance Share Awards(1)(2)	Performance Unit Awards	Phantom Unit Awards(3)
Outstanding as of December 31, 2021	350	7	72	209	33
Granted	237	—	62	—	—
Forfeited	(7)	—	(2)	—	—
Vested	(144)	—	(70)	—	(15)
Expired or canceled	—	(2)	—	—	—
Outstanding as of June 30, 2022	436	5	62	209	18
_____________________________________________________________________________
(1)The performance share awards granted on February 28, 2019 had a performance period of January 1, 2019 to December 31, 2021 and, as their market and performance criteria were satisfied, resulted in a 107% payout. As such, the granted awards vested and were converted into 75,107 shares of the Company's common stock during the six months ended June 30, 2022 based on this 107% payout.
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
Condensed notes to the consolidated financial statements
(Unaudited)
As of June 30, 2022, total unrecognized cost related to equity-based compensation awards was $32.7 million, of which $10.1 million was attributable to liability awards which will be settled in cash rather than shares. Such cost will be recognized on a straight-line basis over an expected weighted-average period of 2.11 years.
Equity-based compensation
The following table reflects equity-based compensation expense for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Equity awards:
Restricted stock awards	$2,435	$1,857	$4,610	$3,820
Performance share awards	500	(85)	961	683
Stock option awards	—	—	—	7
Total share-settled equity-based compensation, gross	$2,935	$1,772	$5,571	$4,510
Less amounts capitalized	(331)	(42)	(914)	(712)
Total share-settled equity-based compensation, net	$2,604	$1,730	$4,657	$3,798
Liability awards:
Performance unit awards	$340	$6,352	$5,906	$7,172
Phantom unit awards	270	427	879	933
Total cash-settled equity-based compensation, gross	$610	$6,779	$6,785	$8,105
Less amounts capitalized	(155)	(95)	(202)	(293)
Total cash-settled equity-based compensation, net	$455	$6,684	$6,583	$7,812
Total equity-based compensation, net	$3,059	$8,414	$11,240	$11,610
Note 8—Derivatives
The Company has two types of derivative instruments as of June 30, 2022: (i) commodity derivatives and (ii) a contingent consideration derivative. In previous periods, the Company also engaged in an interest rate swap derivative, which concluded during the quarterly period ended June 30, 2022. See Notes (i) 2 in the 2021 Annual Report for discussion of the Company's significant accounting policies for derivatives and presentation and (ii) 9 for discussion of fair value measurement of derivatives on a recurring basis. The Company's derivatives were not designated as hedges for accounting purposes, and the Company does not enter into such instruments for speculative trading purposes. Accordingly, the changes in fair value are recognized in "Loss on derivatives, net" under "Non-operating income (expense)" on the unaudited consolidated statements of operations.
The following table summarizes components of the Company's loss on derivatives, net by type of derivative instrument for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Commodity	$(66,347)	$(216,869)	$(396,071)	$(370,902)
Interest rate	1	(30)	14	(26)
Contingent consideration	419	(43)	4,314	(379)
Loss on derivatives, net	$(65,927)	$(216,942)	$(391,743)	$(371,307)

Table of Contents	Laredo Petroleum, Inc.
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
During the six months ended June 30, 2022, the Company’s derivatives were settled based on reported prices on commodity exchanges, with (i) oil derivatives settled based on WTI NYMEX and Brent ICE pricing, (ii) NGL derivatives settled based on Mont Belvieu OPIS pricing and (iii) natural gas derivatives settled based on Henry Hub NYMEX and Waha Inside FERC pricing.
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
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes open commodity derivative positions as of June 30, 2022, for commodity derivatives that were entered into through June 30, 2022, for the settlement periods presented:

	Remaining Year 2022	Year 2023
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	184,000	—
Weighted-average price ($/Bbl)	$64.40	$—
WTI NYMEX - Collars:
Volume (Bbl)	2,815,200	4,362,000
Weighted-average floor price ($/Bbl)	$72.65	$67.93
Weighted-average ceiling price ($/Bbl)	$86.54	$82.89
Brent ICE - Swaps:
Volume (Bbl)	2,079,200	—
Weighted-average price ($/Bbl)	$48.34	$—
Brent ICE - Collars:
Volume (Bbl)	782,000	—
Weighted-average floor price ($/Bbl)	$56.65	$—
Weighted-average ceiling price ($/Bbl)	$65.44	$—
NGL:
Purity Ethane - Swaps:
Volume (Bbl)	772,800	—
Weighted-average price ($/Bbl)	$11.42	$—
Non-TET Propane - Swaps:
Volume (Bbl)	588,800	—
Weighted-average price ($/Bbl)	$35.91	$—
Non-TET Normal Butane - Swaps:
Volume (Bbl)	184,000	—
Weighted-average price ($/Bbl)	$41.58	$—
Non-TET Isobutane - Swaps:
Volume (Bbl)	55,200	—
Weighted-average price ($/Bbl)	$42.00	$—
Non-TET Natural Gasoline - Swaps:
Volume (Bbl)	184,000	—
Weighted-average price ($/Bbl)	$60.65	$—
Natural gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	1,840,000	—
Weighted-average price ($/MMBtu)	$2.73	$—
Henry Hub NYMEX - Collars:
Volume (MMBtu)	14,720,000	18,250,000
Weighted-average floor price ($/MMBtu)	$3.09	$3.90
Weighted-average ceiling price ($/MMBtu)	$3.84	$8.31
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	14,628,000	18,250,000
Weighted-average differential ($/MMBtu)	$(0.36)	$(1.58)

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Contingent consideration
The Sixth Street PSA provides for potential contingent payments to be paid to the Company if certain cash flow targets are met related to divested oil and natural gas property operations. The Sixth Street Contingent Consideration provides the Company with the right to receive up to a maximum of $93.7 million in additional cash consideration, comprised of potential quarterly payments through June 2027 totaling up to $38.7 million and a potential balloon payment of $55.0 million in June 2027. The fair value of the Sixth Street Contingent Consideration was $35.9 million as of December 31, 2021 and $38.6 million as of June 30, 2022. See Note 3 for further discussion of the Working Interest Sale associated with the Sixth Street Contingent Consideration.
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
At each quarterly reporting period, the Company remeasures contingent consideration with the change in fair value recognized in "Loss on derivatives, net" under "Non-operating income (expense)" on the unaudited consolidated statements of operations.
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
Condensed notes to the consolidated financial statements
(Unaudited)
Balance sheet presentation
The following tables present the Company's derivatives by (i) balance sheet classification, (ii) derivative type and (iii) fair value hierarchy level, and provide a total, on a gross basis and a net basis reflected in "Derivatives" on the unaudited consolidated balance sheets as of the dates presented:

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
Assets:
Current:
Commodity	$—	$18,555	$—	$18,555	$(18,555)	$—
Contingent consideration	—	—	5,174	5,174	—	5,174
Noncurrent:
Commodity	—	6,522	—	6,522	(5,063)	1,459
Contingent consideration	—	—	33,446	33,446	—	33,446
Liabilities:
Current:
Commodity	—	(292,964)	—	(292,964)	18,555	(274,409)
Noncurrent:
Commodity	—	(7,152)	—	(7,152)	5,063	(2,089)
Net derivative liability positions	$—	$(275,039)	$38,620	$(236,419)	$—	$(236,419)

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$21,671	$—	$21,671	$(21,671)	$—
Contingent consideration	—	—	4,346	4,346	—	4,346
Noncurrent:
Commodity	—	1,448	—	1,448	—	1,448
Contingent consideration	—	—	31,515	31,515	—	31,515
Liabilities:
Current:
Commodity	—	(201,428)	—	(201,428)	21,671	(179,757)
Interest rate	—	(52)	—	(52)	—	(52)
Noncurrent:
Commodity	—	—	—	—	—	—
Net derivative liability positions	$—	$(178,361)	$35,861	$(142,500)	$—	$(142,500)
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
The following table summarizes the changes in contingent consideration derivatives classified as Level 3 measurements for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Balance of Level 3 at beginning of period	$39,756	$—	$35,861	$—
Change in Sixth Street Contingent Consideration fair value	419	—	4,314	—
Settlements received	(1,555)	—	(1,555)	—
Balance of Level 3 at end of period	$38,620	$—	$38,620	$—
The Company's acquisition of oil and natural gas properties that closed on April 30, 2020 provided for potential contingent payments to be paid by the Company. During the year ended December 31, 2021, the maximum amount of the $1.2 million contingent consideration was distributed to the counterparty.
Fair value measurement on a nonrecurring basis
See Note 2 in the 2021 Annual Report for the Level 2 fair value hierarchy input assumptions used in estimating the net realizable value ("NRV") of inventory to determine the $1.6 million impairment expense of inventory recorded during the six months ended June 30, 2021, pertaining to line-fill and other inventories. There were no impairments of inventory recorded during the six months ended June 30, 2022.
See Note 11 in the 2021 Annual Report for the Level 3 fair value hierarchy input assumptions used in the fair value measurement of long-lived assets. There were no impairments of long-lived assets recorded during the six months ended June 30, 2022 and 2021.
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
Condensed notes to the consolidated financial statements
(Unaudited)
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	June 30, 2022		December 31, 2021
(in thousands)	Carrying amount	Fair value(1)	Carrying amount	Fair value(1)
January 2025 Notes	$577,913	$572,995	$577,913	$589,471
January 2028 Notes	354,794	351,246	361,044	378,578
July 2029 Notes	374,224	340,424	400,000	390,000
Senior Secured Credit Facility	—	—	105,000	105,040
Total	$1,306,931	$1,264,665	$1,443,957	$1,463,089
______________________________________________________________________________
(1)The fair values of the outstanding notes were determined using the Level 2 fair value hierarchy quoted market prices for each respective instrument as of June 30, 2022 and December 31, 2021. The fair value of the outstanding debt under the Senior Secured Credit Facility was estimated utilizing the Level 2 fair value hierarchy pricing model for similar instruments as of December 31, 2021.
Note 10—Net income (loss) per common share
Basic and diluted net income (loss) per common share are computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution of non-vested restricted stock awards, outstanding stock option awards and non-vested performance share awards. See Note 9 in the 2021 Annual Report for additional discussion of these awards. For the three and six months ended June 30, 2021, all of these awards were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net loss per common share.
The following table reflects the calculations of basic and diluted (i) weighted-average common shares outstanding and (ii) net income (loss) per common share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except for per share data)	2022	2021	2022	2021
Net income (loss) (numerator)	$262,546	$(132,661)	$175,765	$(208,100)
Weighted-average common shares outstanding (denominator):
Basic	16,834	12,674	16,800	12,298
Dilutive non-vested restricted stock awards	205	—	216	—
Dilutive non-vested performance share awards(1)	—	—	24	—
Diluted	17,039	12,674	17,040	12,298
Net income (loss) per common share:
Basic	$15.60	$(10.47)	$10.46	$(16.92)
Diluted	$15.41	$(10.47)	$10.31	$(16.92)
_____________________________________________________________________________
(1)The dilutive effect of the non-vested performance shares for the three and six months ended June 30, 2022 was calculated assuming the performance period ended on June 30, 2022.
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
Drilling rig contracts
The Company enters into drilling rig contracts to ensure availability of desired rigs to facilitate drilling plans. The Company has multiple operating leases for terms of multiple months, all of which contain early termination clauses that require the Company to potentially pay penalties to the third party should the Company cease drilling efforts. These penalties would negatively impact the Company's financial statements upon early contract termination. There were no penalties incurred for early contract termination for either of the six months ended June 30, 2022 or 2021. As these drilling rig contracts are operating leases with an initial term greater than 12 months, the present value of the future commitment as of June 30, 2022 is included in current and noncurrent "Other liabilities" on the unaudited consolidated balance sheet as of June 30, 2022. See Note 5 in the 2021 Annual Report for additional discussion of the Company's leases.
Firm sale and transportation commitments
The Company has committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. A portion of the Company's commitments are related to transportation commitments with a certain pipeline pertaining to the gathering of the Company's production from established acreage that extends into 2024. The Company was unable to satisfy a portion of this particular commitment with produced or purchased oil, therefore, the Company expensed firm transportation payments on excess capacity of $3.5 million and $1.1 million during the six months ended June 30, 2022 and 2021, respectively, which are recorded in "Transportation and marketing expenses" on the unaudited consolidated statement of operations. The Company's estimated aggregate liability of firm transportation payments on excess capacity is $5.6 million as of June 30, 2022, and is included in "Accounts payable and accrued liabilities" on the unaudited consolidated balance sheet. As of June 30, 2022, future firm sale and transportation commitments of $189.6 million are expected to be satisfied and, as such, are not recorded as a liability on the unaudited consolidated balance sheet.
Sand purchase commitment
During the year ended December 31, 2021, the Company renegotiated an agreement to take delivery of processed sand at a fixed price for one year, which is utilized in the Company's completions activities, from its sand mine that is operated by a third-party contractor. As of June 30, 2022, under the terms of this agreement, the Company is required to purchase a certain volume remaining under its commitment or it will incur a shortfall payment of $2.2 million at the end of the contract period.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 12—Supplemental cash flow and non-cash information
The following table presents supplemental cash flow and non-cash information for the periods presented:

	Six months ended June 30,
(in thousands)	2022	2021
Supplemental cash flow information:
Cash paid for interest, net of $2,606 and $890 of capitalized interest, respectively	$67,995	$49,966
Restricted cash	$—	$71,441
Supplemental non-cash investing information:
Change in accrued capital expenditures	$14,173	$4,366
Capitalized share-settled equity-based compensation	$914	$712
Capitalized asset retirement cost	$217	$730
The following table presents supplemental non-cash adjustments information related to operating leases for the periods presented:

	Six months ended June 30,
(in thousands)	2022	2021
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$33,985	$7,532
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

	Six months ended June 30,
(in thousands)	2022	2021
Liability at beginning of period	$72,003	$68,326
Liabilities added due to acquisitions, drilling, midstream service asset construction and other	217	730
Accretion expense(1)	1,992	2,301
Liabilities settled due to plugging and abandonment or removed due to sale	(986)	(151)
Liability at end of period	$73,226	$71,206
_____________________________________________________________________________
(1)Accretion expense is included in "Other operating income (expense), net" on the unaudited consolidated statements of operations.
Note 14—Income taxes
The Company is subject to federal and state income taxes and the Texas franchise tax. As of June 30, 2022, the Company had federal net operating loss ("NOL") carryforwards totaling $1.9 billion, $1.5 billion of which will begin to expire in 2028 and $376.2 million of which will not expire but may be limited in future periods, and state of Oklahoma net operating loss carryforwards totaling $34.4 million that will begin to expire in 2032. If the Company were to experience an "ownership change" as determined under Section 382 of the Internal Revenue Code, the Company's ability to offset taxable income arising after the ownership change with net operating losses arising prior to the ownership change would be limited. For the three and six months ended June 30, 2022, the Company recorded current tax expense of $4.5 million and $5.7 million for Texas franchise taxes, respectively.
As of June 30, 2022, the Company believes it is more likely than not that a portion of the net operating loss carryforwards are not fully realizable. The Company continues to consider new evidence, both positive and negative, in determining whether,

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
based on the weight of that evidence, a valuation allowance is needed. Such consideration includes projected future cash flows from its oil, NGL and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of June 30, 2022 and the Company's ability to capitalize intangible drilling costs, rather than expensing these costs and future projections of taxable income. As of June 30, 2022, a total valuation allowance of $398.2 million has been recorded to offset the Company's federal and Oklahoma net deferred tax assets, resulting in a $1.3 million Texas net deferred liability, which is included in "Other noncurrent liabilities" on the unaudited consolidated balance sheets.
Since September 30, 2015, the Company has recorded a full valuation allowance against its federal and Oklahoma net deferred tax position. As such, the Company's effective tax rate is 2%, due to the Texas franchise tax. The Company's effective tax rate is affected by changes in valuation allowances, recurring permanent differences and discrete items that may occur in any given year, but are not consistent from year to year.
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
The following table presents the capital expenditures for oil and natural gas properties paid to Halliburton included in the unaudited consolidated statements of cash flows for the periods presented:

	Six months ended June 30,
(in thousands)	2022	2021
Capital expenditures for oil and natural gas properties	$56,620	$25,657
Note 16—Organizational restructurings
On June 29, 2021 (the "Effective Date"), the Company committed to a company-wide reorganization effort (the “Reorganization Plan”) that included a workforce reduction of 14 individuals, or approximately 5% of the workforce. The reduction in workforce was communicated to employees on the Effective Date and implemented immediately, subject to certain administrative procedures. The Company put the Reorganization Plan in place in order to better position the Company for the future. In connection with the Reorganization Plan, the Company incurred an aggregate of $9.8 million of one-time charges during the three months ended June 30, 2021 comprising of compensation, tax, professional, outplacement and insurance related expenses. All equity-based compensation awards held by the affected employees were forfeited and the corresponding equity-based compensation totaling $1.1 million was reversed during the three months ended June 30, 2021.
Note 17—Subsequent events
Senior unsecured notes repurchases
Subsequent to June 30, 2022, the Company repurchased $11.0 million, $22.5 million and $25.9 million in aggregate principal amount of the January 2025 Notes, January 2028 Notes and July 2029 Notes, respectively, through August 2, 2022. See Note 5 for additional discussion of the Company's senior unsecured notes repurchases.
Share repurchase program
Subsequent to June 30, 2022, the Company repurchased 99,012 shares of its common stock on the open market at a weighted-average price of $71.38 per common share for a total of $7.0 million under the share repurchase program through August 2, 2022. See Note 6 for additional discussion of the Company's share repurchases under this program.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is for the three and six months ended June 30, 2022 and 2021, and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2021 Annual Report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Laredo," "we," "us," "our" or similar terms refer to Laredo, LMS and GCM collectively, unless the context otherwise indicates or requires. Unless otherwise specified, references to "average sales price" refer to average sales price excluding the effects of our derivative transactions. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin of West Texas. The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. We have grown primarily through our drilling program, coupled with select strategic acquisitions. As of June 30, 2022, we had assembled 165,511 net acres in the Permian Basin.
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

	Three months ended June 30,		2022 compared to 2021
(in thousands)	2022	2021	Change (#)	Change (%)
Oil sales volumes (MBbl)	3,690	2,406	1,284	53%
Oil equivalents sales volumes (MBOE)	7,920	7,819	101	1%
Oil, NGL and natural gas sales(1)	$549,470	$232,326	$317,144	137%
Net income (loss)	$262,546	$(132,661)	$395,207	298%
Net cash provided by operating activities	$368,125	$116,546	$251,579	216%
Free Cash Flow (a non-GAAP financial measure)(2)	$110,475	$(31,191)	$141,666	454%
Adjusted EBITDA (a non-GAAP financial measure)(2)	$278,390	$96,991	$181,399	187%
_____________________________________________________________________________
(1)Our oil, NGL and natural gas sales increased as a result of a 134% increase in average sales price per BOE and a 53% increase in oil sales volumes.
(2)See pages 39-40 for discussion and calculations of these non-GAAP financial measures.

	Six months ended June 30,		2022 compared to 2021
(in thousands)	2022	2021	Change (#)	Change (%)
Oil sales volumes (MBbl)	7,317	4,590	2,727	59%
Oil equivalents sales volumes (MBOE)	15,581	14,928	653	4%
Oil, NGL and natural gas sales(1)	$1,000,657	$434,783	$565,874	130%
Net income (loss)	$175,765	$(208,100)	$383,865	184%
Net cash provided by operating activities	$539,007	$187,697	$351,310	187%
Free Cash Flow (a non-GAAP financial measure)(2)	$133,682	$(9,431)	$143,113	1,517%
Adjusted EBITDA (a non-GAAP financial measure)(2)	$500,479	$190,314	$310,165	163%
_____________________________________________________________________________
(1)Our oil, NGL and natural gas sales increased as a result of a 120% increase in average sales price per BOE and a 59% increase in oil sales volumes.
(2)See pages 39-40 for discussion and calculations of these non-GAAP financial measures.
Recent developments
Volatility in commodity prices
Commodity prices remained strong during the second quarter of 2022, sustaining levels reached at the end of the first quarter as increased commodity demand has continued to outpace increased supply. Worldwide commodity demand continues to exceed pre-pandemic levels as the impact from COVID-19 has subsided and economies have returned to a more normal level of activity. Supply has been constrained and pricing has been affected, in part, by the impact of the Russian-Ukrainian military conflict on global commodity and financial markets, and the resulting effect of sanctions by the European Union, United Kingdom and U.S. on imports of oil and gas from Russia. Supply has also been restrained, to a degree, by the continued cooperation of OPEC+ and its commitment to steady and predictable production increases throughout 2022. However, because any of the above factors could suddenly change or reverse, global commodity and financial markets remain subject to heightened levels of uncertainty and volatility, and future disruptions and industry-specific impacts could result.
Rising inflation and interest rates
While certain drilling and completions costs and costs of oilfield services, equipment, and materials decreased in recent years, as service providers reduced their costs in response to reduced demand arising from historically low crude oil prices, such costs began to rise in 2021 and have continued to persist in 2022 in conjunction with the significant increase in commodity prices, labor tightening, and heightened levels of inflation. In addition to the effect of inflationary pressures on our costs of operations, rising interest rates as a result of the Federal Reserve’s tightening monetary policy have the potential to increase our borrowing costs on debt under our Senior Secured Credit Facility. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve costs, which may, in part, offset cost increases from inflation and reduce our borrowing needs.
Senior unsecured notes repurchases
Subsequent to June 30, 2022 we repurchased $11.0 million, $22.5 million and $25.9 million in aggregate principal of the January 2025 Notes, January 2028 Notes and July 2029 Notes, respectively, through August 2, 2022. See Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our senior unsecured notes repurchases.
Share repurchase program
Subsequent to June 30, 2022, we repurchased 99,012 shares of our common stock on the open market at a weighted-average price of $71.38 per common share for a total of $7.0 million under our share repurchase program through August 2, 2022. See Note 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our share repurchases.

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
Our reserves are reported in three streams: oil, NGL and natural gas. The Realized Prices, which are utilized to value our proved reserves and calculated using the average first-day-of-the-month prices for each month within the 12-month period prior to the end of the reporting period, adjusted for factors affecting price received at the delivery point, as of June 30, 2022 were $86.39 for oil, $31.27 for NGL and $3.72 for natural gas. The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling as of June 30, 2022 and June 30, 2021. As such, no full cost ceiling impairments were recorded during the six months ending June 30, 2022 and June 30, 2021. Additionally, if prices remain at current levels we do not anticipate recording any full cost ceiling impairments for the foreseeable future. See Notes 2 and 6 in our 2021 Annual Report for discussion of the full cost method of accounting and our Realized Prices.
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
The following tables present our sources of revenue as a percentage of total revenues for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2022 compared to 2021
	2022	2021	Change (#)	Change (%)
Oil sales	73%	54%	19	35%
NGL sales	13%	15%	(2)	(13)%
Natural gas sales	12%	11%	1	9%
Midstream service revenues	—%	—%	—	—%
Sales of purchased oil	2%	20%	(18)	(90)%
Total	100%	100%

	Six months ended June 30,		2022 compared to 2021
	2022	2021	Change (#)	Change (%)
Oil sales	69%	52%	17	33%
NGL sales	13%	16%	(3)	(19)%
Natural gas sales	10%	12%	(2)	(17)%
Midstream service revenues	—%	—%	—	—%
Sales of purchased oil	8%	20%	(12)	(60)%
Total	100%	100%

Oil, NGL and natural gas sales volumes, revenues and prices
The following tables present information regarding our oil, NGL and natural gas sales volumes, sales revenues and average sales prices for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2022 compared to 2021
	2022	2021	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	3,690	2,406	1,284	53%
NGL (MBbl)	2,100	2,551	(451)	(18)%
Natural gas (MMcf)	12,774	17,169	(4,395)	(26)%
Oil equivalents (MBOE)(1)(2)	7,920	7,819	101	1%
Average daily oil equivalent sales volumes (BOE/D)(2)	87,032	85,924	1,108	1%
Average daily oil sales volumes (Bbl/D)(2)	40,553	26,440	14,113	53%
Sales revenues (in thousands):
Oil	$410,359	$157,722	$252,637	160%
NGL	72,505	43,494	29,011	67%
Natural gas	66,606	31,110	35,496	114%
Total oil, NGL and natural gas sales revenues	$549,470	$232,326	$317,144	137%
Average sales prices(2):
Oil ($/Bbl)(3)	$111.20	$65.55	$45.65	70%
NGL ($/Bbl)(3)	$34.52	$17.05	$17.47	102%
Natural gas ($/Mcf)(3)	$5.21	$1.81	$3.40	188%
Average sales price ($/BOE)(3)	$69.38	$29.71	$39.67	134%
Oil, with commodity derivatives ($/Bbl)(4)	$74.72	$47.00	$27.72	59%
NGL, with commodity derivatives ($/Bbl)(4)	$27.24	$10.40	$16.84	162%
Natural gas, with commodity derivatives ($/Mcf)(4)	$3.33	$1.46	$1.87	128%
Average sales price, with commodity derivatives ($/BOE)(4)	$47.41	$21.05	$26.36	125%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the three months ended June 30, 2022 and 2021 columns are based on actual amounts and are not calculated using the rounded numbers presented in the table above or the table below.
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

	Six months ended June 30,		2022 compared to 2021
	2022	2021	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	7,317	4,590	2,727	59%
NGL (MBbl)	4,094	4,872	(778)	(16)%
Natural gas (MMcf)	25,017	32,799	(7,782)	(24)%
Oil equivalents (MBOE)(1)(2)	15,581	14,928	653	4%
Average daily oil equivalent sales volumes (BOE/D)(2)	86,080	82,475	3,605	4%
Average daily oil sales volumes (Bbl/D)(2)	40,424	25,357	15,067	59%
Sales revenues (in thousands):
Oil	$757,802	$285,423	$472,379	166%
NGL	137,660	85,172	52,488	62%
Natural gas	105,195	64,188	41,007	64%
Total oil, NGL and natural gas sales revenues	$1,000,657	$434,783	$565,874	130%
Average sales prices(2):
Oil ($/Bbl)(3)	$103.57	$62.19	$41.38	67%
NGL ($/Bbl)(3)	$33.62	$17.48	$16.14	92%
Natural gas ($/Mcf)(3)	$4.20	$1.96	$2.24	114%
Average sales price ($/BOE)(3)	$64.22	$29.13	$35.09	120%
Oil, with commodity derivatives ($/Bbl)(4)	$71.01	$46.06	$24.95	54%
NGL, with commodity derivatives ($/Bbl)(4)	$26.65	$10.81	$15.84	147%
Natural gas, with commodity derivatives ($/Mcf)(4)	$2.90	$1.55	$1.35	87%
Average sales price, with commodity derivatives ($/BOE)(4)	$45.01	$21.10	$23.91	113%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the six months ended June 30, 2022 and 2021 columns are based on actual amounts and are not calculated using the rounded numbers presented in the table above or the table below.
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

The following tables present net settlements paid for matured commodity derivatives and net premiums paid previously or upon settlement attributable to commodity derivatives that matured during the periods utilized in our calculation of the average sales prices, with commodity derivatives, for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Net settlements paid for matured commodity derivatives:
Oil	$(134,631)	$(34,466)	$(100,165)	(291)%
NGL	(15,294)	(16,953)	1,659	10%
Natural gas	(24,090)	(6,126)	(17,964)	(293)%
Total	$(174,015)	$(57,545)	$(116,470)	(202)%
Net premiums paid previously or upon settlement attributable to commodity derivatives that matured during the respective period:
Oil	$—	$(10,183)	$10,183	100%

	Six months ended June 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Net settlements paid for matured commodity derivatives:
Oil	$(238,244)	$(52,837)	$(185,407)	(351)%
NGL	(28,533)	(32,529)	3,996	12%
Natural gas	(32,564)	(13,299)	(19,265)	(145)%
Total	$(299,341)	$(98,665)	$(200,676)	(203)%
Net premiums paid previously or upon settlement attributable to commodity derivatives that matured during the respective period:
Oil	$—	$(21,188)	$21,188	100%
Changes in average sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the six months ended June 30, 2022 and 2021:

(in thousands)	Oil	NGL	Natural gas	Total
Second-quarter 2021 Revenues	$157,722	$43,494	$31,110	$232,326
Effect of changes in average sales prices	168,450	36,696	43,460	248,606
Effect of changes in sales volumes	84,187	(7,685)	(7,964)	68,538
Second-quarter 2022 Revenues	$410,359	$72,505	$66,606	$549,470
Change ($)	$252,637	$29,011	$35,496	$317,144
Change (%)	160%	67%	114%	137%

(in thousands)	Oil	NGL	Natural gas	Total
First-half 2021 Revenues	$285,423	$85,172	$64,188	$434,783
Effect of changes in average sales prices	329,149	61,681	56,236	447,066
Effect of changes in sales volumes	143,230	(9,193)	(15,229)	118,808
First-half 2022 Revenues	$757,802	$137,660	$105,195	$1,000,657
Change ($)	$472,379	$52,488	$41,007	$565,874
Change (%)	166%	62%	64%	130%
The increase in our second-quarter and first-half 2022 oil revenues as compared to the same periods in 2021 is primarily due to (i) an increase in oil price and (ii) the Sabalo/Shad Acquisition and Pioneer Acquisition, both of which occurred during the second half of 2021, and the related increase in our oil sales volumes. The increase in our second-quarter and first-half 2022 NGL and natural gas revenues as compared to the same periods in 2021 is primarily due to increases in NGL and natural gas prices, partially offset by the Working Interest Sale, which occurred during the second half of 2021, and the related decrease in our NGL and natural gas sales volumes.
The following tables present midstream service revenues and sales of purchased oil for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Midstream service revenues	$1,891	$1,257	$634	50%
Sales of purchased oil	$8,795	$60,788	$(51,993)	(86)%

	Six months ended June 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Midstream service revenues	$4,235	$2,553	$1,682	66%
Sales of purchased oil	$87,659	$107,265	$(19,606)	(18)%
Midstream service revenues. Our midstream service revenues increased for the three and six months ended June 30, 2022 compared to the same period in 2021. Midstream service revenues are generated by oil throughput fees and services provided to third parties for (i) integrated oil and natural gas gathering and transportation systems and related facilities, (ii) natural gas lift, fuel for drilling and completions activities and centralized compression infrastructure and (iii) water storage, recycling and transportation infrastructure, and are recognized over time as the customer benefits from these services when provided. These revenues vary and will fluctuate due to oil throughput fees and the level of services provided to third parties.
Sales of purchased oil. Sales of purchased oil are a function of the volumes and prices of purchased oil sold to customers and are offset by the volumes and costs of purchased oil. During the three and six months ended June 30, 2022, we were a firm shipper on the Gray Oak pipeline and we utilized purchased oil to fulfill portions of our commitments. In previous periods, we also utilized purchased oil to fulfill portions of our Bridgetex pipeline commitment, which ended during the first quarter of 2022. The continuance of this practice in the future is based upon, among other factors, our pipeline capacity as a firm shipper and the quantity of our lease production which may contribute to our pipeline commitments. Sales of purchased oil decreased during the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to a decrease in the volumes of purchased oil as our Bridgetex pipeline commitment ended during the first quarter of 2022, partially offset by an increase in sales prices.
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

Costs and expenses
The following tables present information regarding costs and expenses and selected average costs and expenses per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2022 compared to 2021
(in thousands except for per BOE sold data)	2022	2021	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$42,014	$19,771	$22,243	113%
Production and ad valorem taxes	33,001	14,737	18,264	124%
Transportation and marketing expenses	10,994	10,690	304	3%
Midstream service expenses	1,733	700	1,033	148%
Costs of purchased oil	6,780	64,737	(57,957)	(90)%
General and administrative (excluding LTIP)	13,505	12,512	993	8%
General and administrative (LTIP):
LTIP cash	889	7,220	(6,331)	(88)%
LTIP non-cash	2,605	1,369	1,236	90%
Organizational restructuring expenses	—	9,800	(9,800)	(100)%
Depletion, depreciation and amortization	78,135	39,976	38,159	95%
Impairment expense	—	1,613	(1,613)	(100)%
Other operating (income) expense, net	(736)	2,899	(3,635)	(125)%
Total costs and expenses	$188,920	$186,024	$2,896	2%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$5.30	$2.53	$2.77	109%
Production and ad valorem taxes	4.17	1.88	2.29	122%
Transportation and marketing expenses	1.39	1.37	0.02	1%
Midstream service expenses	0.22	0.09	0.13	144%
General and administrative (excluding LTIP)	1.71	1.60	0.11	7%
Total selected operating expenses	$12.79	$7.47	$5.32	71%
General and administrative (LTIP):
LTIP cash	$0.11	$0.92	$(0.81)	(88)%
LTIP non-cash	$0.33	$0.18	$0.15	83%
Depletion, depreciation and amortization	$9.87	$5.11	$4.76	93%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.

	Six months ended June 30,		2022 compared to 2021
(in thousands except for per BOE sold data)	2022	2021	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$82,890	$38,689	$44,201	114%
Production and ad valorem taxes	60,488	28,020	32,468	116%
Transportation and marketing expenses	25,737	22,817	2,920	13%
Midstream service expenses	3,147	1,558	1,589	102%
Costs of purchased oil	89,744	114,653	(24,909)	(22)%
General and administrative (excluding LTIP)	26,898	22,147	4,751	21%
General and administrative (LTIP):
LTIP cash	7,388	8,840	(1,452)	(16)%
LTIP non-cash	4,657	3,187	1,470	46%
Organizational restructuring expenses	—	9,800	(9,800)	(100)%
Depletion, depreciation and amortization	151,627	78,085	73,542	94%
Impairment expense	—	1,613	(1,613)	(100)%
Other operating (income) expense, net	283	4,042	(3,759)	(93)%
Total costs and expenses	$452,859	$333,451	$119,408	36%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$5.32	$2.59	$2.73	105%
Production and ad valorem taxes	3.88	1.88	2.00	106%
Transportation and marketing expenses	1.65	1.53	0.12	8%
Midstream service expenses	0.20	0.10	0.10	100%
General and administrative (excluding LTIP)	1.73	1.48	0.25	17%
Total selected operating expenses	$12.78	$7.58	$5.20	69%
General and administrative (LTIP):
LTIP cash	$0.47	$0.59	$(0.12)	(20)%
LTIP non-cash	$0.30	$0.21	$0.09	43%
Depletion, depreciation and amortization	$9.73	$5.23	$4.50	86%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.
Lease operating expenses ("LOE"). LOE, which includes workover expenses, increased for the three and six months ended June 30, 2022, compared to the same periods in 2021. LOE are daily expenses incurred to bring oil, NGL and natural gas out of the ground and to market, together with the daily expenses incurred to maintain our producing properties. Such costs also include maintenance, repairs and non-routine workover expenses related to our oil and natural gas properties. LOE increased in the first half of 2022 due to inflationary pressures and costs associated with integrating our recently acquired assets from the Sabalo/Shad Acquisition and Pioneer Acquisition, primarily driven by costs related to artificial lift and flowback management. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to LOE. Total LOE is expected to remain relatively flat for the remainder of the year, with unit LOE increasing slightly as total volumes are expected to decline.
Production and ad valorem taxes. Production and ad valorem taxes increased for the three and six months ended June 30, 2022, compared to the same periods in 2021, due to increased oil, NGL and natural gas sales revenues. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenues, and are established by federal, state or local taxing authorities. We take full advantage of all credits and exemptions in our various taxing jurisdictions. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.

Transportation and marketing expenses. Transportation and marketing expenses increased slightly for the three and six months ended June 30, 2022, compared to the same periods in 2021. These are expenses incurred for the delivery of produced oil to customers in the U.S. Gulf Coast market via the Gray Oak pipeline and, in previous periods, the Bridgetex pipeline. We ship the majority of our produced oil to the U.S. Gulf Coast, which we believe provides a long-term pricing advantage versus the Midland market. Additionally, firm transportation payments on excess pipeline capacity associated with transportation agreements are included in transportation and marketing expenses. See Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our transportation commitments.
Midstream service expenses. Midstream service expenses increased for the three and six months ended June 30, 2022, compared to the same periods in 2021. These are expenses incurred to operate and maintain our (i) integrated oil and natural gas gathering and transportation systems and related facilities, (ii) centralized oil storage tanks, (iii) natural gas lift, fuel for drilling and completion activities and centralized compression infrastructure and (iv) water storage, recycling and transportation facilities.
Costs of purchased oil. During the three and six months ended June 30, 2022, we were a firm shipper on the Gray Oak pipeline and we utilized purchased oil to fulfill portions of our commitments. In previous periods, we also utilized purchased oil to fulfill portions of our Bridgetex pipeline commitment, which ended during the first quarter of 2022. In the event our long-haul transportation capacity on the Gray Oak pipeline is expected to exceed our net production, consistent with our historic practice, we expect to continue to purchase third-party oil at the trading hubs to satisfy the deficit in our associated long-haul transportation commitments. Costs of purchased oil decreased for the three and six months ended June 30, 2022, compared to the same periods in 2021 primarily due to a decrease in the volumes of purchased oil on pipelines as our Bridgetex pipeline commitment ended during the first quarter of 2022, partially offset by an increase in sales prices.
General and administrative ("G&A"). G&A, excluding employee compensation expenses from our long-term incentive plan ("LTIP"), increased for the three and six months ended June 30, 2022, compared to the same period in 2021, mainly due to (i) increases in workforce and professional expenses and (ii) inflationary pressures.
LTIP cash expense decreased for the three and six months ended June 30, 2022, compared to the same periods in 2021. The fair values of our cash-settled performance unit awards and phantom unit awards, granted in prior years, decreased significantly during the second quarter of 2022, mainly due to the performance of our stock during the period.
LTIP non-cash expense increased for the three and six months ended June 30, 2022, compared to the same periods in 2021, mainly due to new restricted stock awards and performance share awards granted to our employees during the second half of 2021 and the first half of 2022. See Note 7 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding our equity-based compensation.
Organizational restructuring. These expenses represent the one-time charges comprising of compensation, tax, professional, outplacement and insurance related expenses for the workforce reduction that occurred in during the first half of 2021.

Depletion, depreciation and amortization ("DD&A"). The following tables present the components of our DD&A and depletion expense per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Depletion of evaluated oil and natural gas properties	$75,011	$36,650	$38,361	105%
Depreciation of midstream service assets	2,205	2,381	(176)	(7)%
Depreciation and amortization of other fixed assets	919	945	(26)	(3)%
Total DD&A	$78,135	$39,976	$38,159	95%
Depletion expense per BOE sold	$9.47	$4.69	$4.78	102%

	Six months ended June 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Depletion of evaluated oil and natural gas properties	$144,933	$71,375	$73,558	103%
Depreciation of midstream service assets	4,411	4,803	(392)	(8)%
Depreciation and amortization of other fixed assets	2,283	1,907	376	20%
Total DD&A	$151,627	$78,085	$73,542	94%
Depletion expense per BOE sold	$9.30	$4.78	$4.52	95%
Depletion expense per BOE increased for the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to (i) an increase in the book value of our oil and natural gas properties as a result of the Sabalo/Shad Acquisition and Pioneer Acquisition and the associated development costs and (ii) inflationary pressures. See Note 6 to our consolidated financial statements included in our 2021 Annual Report and "—Pricing and reserves" for additional information regarding the full cost method of accounting.
Impairment expense. During the three and six months ended June 30, 2021, we recorded inventory impairment expense of $1.6 million. No such impairment expense was recorded during the three and six months ended June 30, 2022. See Note 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion regarding the fair value measurement of our inventory and long-lived assets.
Other operating (income) expense, net. Notable items include (i) accretion expense due to the passage of time on our asset retirement obligations, (ii) transaction expenses which represent incurred costs associated with our Working Interest Sale in the second half of 2021 and (iii) the gain on sale of pipeline line-fill during the second quarter of 2022. See Note 2 in our 2021 Annual report for additional information regarding our asset retirement obligations and Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Non-operating income (expense)
The following tables present the components of non-operating income (expense), net for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Loss on derivatives, net	$(65,927)	$(216,942)	$151,015	70%
Interest expense	(32,807)	(25,870)	(6,937)	(27)%
Loss on extinguishment of debt, net	(798)	—	(798)	(100)%
Gain on disposal of assets, net	38	66	(28)	(42)%
Other income (expense), net	(2,104)	416	(2,520)	(606)%
Total non-operating expense, net	$(101,598)	$(242,330)	$140,732	58%

	Six months ended June 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Loss on derivatives, net	$(391,743)	$(371,307)	$(20,436)	(6)%
Interest expense	(65,284)	(51,816)	(13,468)	(26)%
Loss on extinguishment of debt, net	(798)	—	(798)	(100)%
Loss on disposal of assets, net	(222)	(6)	(216)	(3,600)%
Other income, net	335	1,795	(1,460)	(81)%
Total non-operating expense, net	$(457,712)	$(421,334)	$(36,378)	(9)%
Loss on derivatives, net. The following tables present the changes in the components of loss on derivatives, net for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$106,527	$(159,335)	$265,862	167%
Settlements paid for matured derivatives, net	(172,454)	(57,607)	(114,847)	(199)%
Loss on derivatives, net	$(65,927)	$(216,942)	$151,015	70%

	Six months ended June 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Non-cash loss on derivatives, net	$(93,919)	$(281,567)	$187,648	67%
Settlements paid for matured derivatives, net	(297,824)	(98,781)	(199,043)	(201)%
Premiums received for commodity derivatives	—	9,041	(9,041)	(100)%
Loss on derivatives, net	$(391,743)	$(371,307)	$(20,436)	(6)%
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
Interest expense. Interest expense increased for the three months ended June 30, 2022, compared to the same period in 2021. See Notes 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Income tax (expense) benefit
The following tables present income tax (expense) benefit for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Current	$(4,513)	$—	$(4,513)	(100)%
Deferred	$(2,579)	$1,322	$(3,901)	(295)%

	Six months ended June 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Current	$(5,731)	$—	$(5,731)	(100)%
Deferred	$(484)	$2,084	$(2,568)	(123)%
We are subject to federal and state income taxes and the Texas franchise tax. The income tax expense for the three and six months ended June 30, 2022 is attributed to Texas franchise tax. With the rise in oil prices and the addition of oily, high- margin inventory, we have recently seen positive indications that we will use a portion of our NOLs. However, as of June 30, 2022, we believe it is more likely than not that a portion of the NOL loss carryforwards are not fully realizable. We continue to consider new evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed. Such consideration includes projected future cash flows from our oil, NGL and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of June 30, 2022, and our ability to capitalize intangible drilling costs, rather than expensing these costs and future projections of Oklahoma sourced income. As of June 30, 2022, a total valuation allowance of $398.2 million has been recorded to offset our federal and Oklahoma net deferred tax assets, resulting in a $1.3 million Texas net deferred liability. The effective tax rate for our operations was 2%, due to the Texas franchise tax. Our effective tax rate is affected by changes in valuation allowances, recurring permanent differences and discrete items that may occur in any given year, but are not consistent from year to year.
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
Liquidity and capital resources
Historically, our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings, proceeds from senior unsecured note offerings, borrowings under our Senior Secured Credit Facility and proceeds from asset dispositions. Our primary operational uses of capital have been for the acquisition, exploration and development of oil and natural gas properties and infrastructure development. During the second quarter of 2022, we have utilized our cash flows to fund the repurchase of portions of our senior unsecured notes and our share repurchase program. For additional discussion of the repurchase of our senior unsecured notes and our share repurchase program, see Notes 5 and 6, respectively, to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
We continually seek to maintain a financial profile that provides operational flexibility and monitor the markets to consider which financing alternatives, including debt and equity capital resources, joint ventures and asset sales, are available to meet our future planned capital expenditures, a significant portion of which we are able to adjust and manage. We also continually evaluate opportunities with respect to our capital structure, including issuances of new securities, as well as transactions involving our outstanding senior notes, which could take the form of open market or private repurchases, exchange or tender offers, or other similar transactions, and our common stock, which could take the form of open market or private repurchases. We may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. Such financing alternatives, or combination of alternatives, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We continuously look for other opportunities to maximize shareholder value. For further discussion of our financing activities related to debt instruments, see Notes 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Due to the inherent volatility in the prices of oil, NGL and natural gas and the sometimes wide pricing differentials between where we produce and sell such commodities, we engage in commodity derivative transactions to hedge price risk associated with a portion of our anticipated sales volumes. Due to the inherent volatility in interest rates, we will, from time to time, enter into interest rate derivative swaps to hedge interest rate risk associated with our debt under the Senior Secured Credit Facility. By removing a portion of the (i) price volatility associated with future sales volumes and (ii) interest rate volatility associated with anticipated outstanding debt, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. See "Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk" below. See Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report for discussion of our open commodity positions.

As of June 30, 2022, we had cash and cash equivalents of $147.5 million and available capacity under the Senior Secured Credit Facility of $1.0 billion, resulting in total liquidity of $1.1 billion. As of August 2, 2022, we had cash and cash equivalents of $113.9 million and available capacity under the Senior Secured Credit Facility of $1.0 billion, resulting in total liquidity of $1.1 billion. We believe that our operating cash flows and the aforementioned liquidity sources provide us with sufficient liquidity and financial resources to manage our cash needs and contractual obligations, to implement our currently planned capital expenditure budget and, at our discretion, to fund any share repurchases, pay down, repurchase or refinance debt or adjust our planned capital expenditure budget.
Cash requirements for known contractual and other obligations
The following table presents significant cash requirements for known contractual and other obligations as of June 30, 2022:

(in thousands)	Short-term(1)	Long-term	Total
Senior unsecured notes(2)	$119,818	$1,784,396	$1,904,214
Asset retirement obligations(3)	2,972	70,254	73,226
Firm transportation commitments(4)	17,230	64,672	81,902
Performance unit award cash payouts(5)	11,656	11,719	23,375
Lease commitments(6)	22,563	18,451	41,014
Total	$174,239	$1,949,492	$2,123,731
_____________________________________________________________________________
(1)We expect to satisfy our short-term contractual and other obligations with cash flows from operations.
(2)Amounts presented include both our principal and interest obligations. The July 2029 Notes consist of $374.2 million principal and interest payments totaling $29.0 million each year with interest payments due semi-annually on January 31 and July 31 of each year until July 31, 2029. The January 2025 Notes and January 2028 Notes consist of $577.9 million and $354.8 million in principal, respectively, and interest payments totaling $54.9 million and $35.9 million each year, respectively, with interest payments due semi-annually on January 15 and July 15 of each year until January 15, 2025 and January 15, 2028, respectively.
(3)Asset retirement obligations represent future costs associated with the retirement of tangible long-lived assets. See Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our asset retirement obligations.
(4)Amounts represent commitments to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. See Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our firm transportation commitments.
(5)Amounts represent the estimated cash payouts as of June 30, 2022 for our performance unit awards granted on March 5, 2020 and March 9, 2021, utilizing our June 30, 2022 closing stock price. See Note 9 to our consolidated financial statements included in our 2021 Annual Report for additional discussion of our performance unit awards.
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

Cash flows
The following table presents our cash flows for the periods presented and the corresponding changes for such periods:

	Six months ended June 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Net cash provided by operating activities	$539,007	$187,697	$351,310	187%
Net cash used in investing activities	(293,540)	(168,567)	(124,973)	(74)%
Net cash (used in) provided by financing activities	(154,719)	197,097	(351,816)	(178)%
Net increase in cash, cash equivalents and restricted cash	$90,748	$216,227	$(125,479)	(58)%
Cash flows from operating activities
Net cash provided by operating activities increased during the six months ended June 30, 2022, compared to the same period in 2021. Notable cash changes include (i) an increase in total oil, NGL and natural gas sales revenues of $565.9 million, (ii) a decrease of $208.1 million due to changes in net settlements for matured derivatives, net of premiums, mainly due to increases in commodity prices and (iii) an increase of $74.0 million due to net changes in operating assets and liabilities. Other significant changes include an increase in lease operating expense and production and ad valorem taxes. The increase in total oil, NGL and natural gas sales revenues was due to a 120% increase in average sales price per BOE and a 59% increase in oil volumes sold. For additional information, see "—Results of operations."
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
Cash flows from investing activities
Net cash used in investing activities increased for the six months ended June 30, 2022, compared to the same period in 2021, mainly due to increases in inflationary pressures and non-operated capital expenditures related to oil and natural gas properties. See Note 4 to our unaudited consolidated financial statements included elsewhere in the Quarterly Report for discussion of our incurred capital expenditures, on an accrual basis, in the exploration and development of oil and natural gas properties.
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
Cash flows from financing activities
For the six months ended June 30, 2022, $154.7 million of net cash was used in financing activities compared to $197.1 million of net cash that was provided by financing activities for the same period in 2021. Notable 2022 activity that comprised part of the $351.8 million change included (i) borrowings on our Senior Secured Credit Facility of $135.0 million, (ii) payments on our Senior Secured Credit Facility of $240.0 million, (iii) extinguishment of debt on our senior unsecured notes of $32.3 million, (iv) share repurchases of $9.1 million and (v) stock exchanged for tax withholding of $6.6 million. For further discussion of our financing activities related to debt instruments and share repurchases, see Notes 5 and 6, respectively, to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Sources of Liquidity
Senior Secured Credit Facility
As of June 30, 2022, the Senior Secured Credit Facility, which matures on July 16, 2025, had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $1.25 billion and $1.0 billion, respectively, with no amounts outstanding as of that date. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which we were in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of December 31, 2021, we had a $44.1 million letter of credit outstanding under the Senior Secured Credit Facility. There were no outstanding letters of credit as of June 30, 2022. The Senior Secured Credit Facility is fully and unconditionally guaranteed by LMS and GCM. On April 13, 2022, we entered into the Eighth Amendment to our Senior Secured Credit Facility which, among other things, (i) increased the borrowing base and aggregate elected commitment under our Senior Secured Credit Facility to $1.25 billion and $1.0 billion, respectively, (ii) increased, from closing through December 31, 2022, the $50.0 million bond buyback and distributions baskets to $250.0 million, subject to certain conditions, (iii) added an energy transition and technology commercialization investment basket of $25.0 million, subject to certain conditions, (iv) allowed for the designation of unrestricted subsidiaries and (v) amended certain other provisions relating to certain commercial agreements and the administration of our loans, in each case, subject to the terms of the Eighth Amendment and the Senior Secured Credit Facility.
See Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our Senior Secured Credit Facility.
January 2025 Notes, January 2028 Notes and July 2029 Notes
The following table presents principal amounts and applicable interest rates for our outstanding January 2025 Notes, January 2028 Notes and July 2029 Notes as of June 30, 2022:

(in millions, except for interest rates)	Principal	Interest rate
January 2025 Notes	$577.9	9.500%
January 2028 Notes	354.8	10.125%
July 2029 Notes	374.2	7.750%
Total senior unsecured notes	$1,306.9
On July 16, 2021, we closed a private offering and sale of $400.0 million in aggregate principal amount of our 7.750% senior unsecured notes due 2029. See Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our senior unsecured notes.
During the six months ended June 30, 2022, we repurchased $25.8 million and $6.2 million in aggregate principal amount of the July 2029 Notes and January 2028 Notes, respectively. In connection with these repurchases, we recognized a loss on extinguishment of $0.8 million, comprised of (i) $0.5 million for the write off of debt issuance costs and (ii) $0.3 million related to the difference between the consideration paid and the net carrying amounts.
Supplemental Guarantor information
As discussed in Note 5 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report, on January 24, 2020, we issued $600.0 million in aggregate principal amount of the January 2025 Notes and $400.0 million in aggregate principal amount of the January 2028 Notes. On July 16, 2021, we issued $400.0 million in aggregate principal amount of the July 2029 Notes. As of June 30, 2022, $1.3 billion of our senior unsecured notes remained outstanding. Our wholly owned subsidiaries, LMS and GCM (each, a "Guarantor," and together, the "Guarantors"), jointly and severally, and fully and unconditionally, guarantees the January 2025 Notes, January 2028 Notes and July 2029 Notes.
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
The following table presents a reconciliation of net cash provided by operating activities (GAAP) to Free Cash Flow (non-GAAP) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Net cash provided by operating activities	$368,125	$116,546	$539,007	$187,697
Less:
Change in current assets and liabilities, net	128,514	47,507	116,529	30,248
Change in noncurrent assets and liabilities, net	(8,827)	(4,515)	(20,066)	(7,790)
Cash flows from operating activities before changes in operating assets and liabilities, net	248,438	73,554	442,544	165,239
Less incurred capital expenditures, excluding non-budgeted acquisition costs:
Oil and natural gas properties(1)	135,496	102,822	303,864	171,271
Midstream service assets(1)	267	979	726	1,855
Other fixed assets	2,200	944	4,272	1,544
Total incurred capital expenditures, excluding non-budgeted acquisition costs	137,963	104,745	308,862	174,670
Free Cash Flow (non-GAAP)	$110,475	$(31,191)	$133,682	$(9,431)
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
The following table presents a reconciliation of net income (loss) (GAAP) to Adjusted EBITDA (non-GAAP) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$262,546	$(132,661)	$175,765	$(208,100)
Plus:
Share-settled equity-based compensation, net	2,604	1,730	4,657	3,798
Depletion, depreciation and amortization	78,135	39,976	151,627	78,085
Impairment expense	—	1,613	—	1,613
Organizational restructuring expenses	—	9,800	—	9,800
Transaction Expense	—	1,741	—	1,741
Mark-to-market on derivatives:
Loss on derivatives, net	65,927	216,942	391,743	371,307
Settlements paid for matured derivatives, net	(172,454)	(57,607)	(297,824)	(98,781)
Net premiums paid for commodity derivatives that matured during the period(1)	—	(10,183)	—	(21,188)
Accretion expense	973	1,158	1,992	2,301
(Gain) loss on disposal of assets, net	(38)	(66)	222	6
Interest expense	32,807	25,870	65,284	51,816
Loss on extinguishment of debt, net	798	—	798	—
Income tax expense (benefit)	7,092	(1,322)	6,215	(2,084)
Adjusted EBITDA (non-GAAP)	$278,390	$96,991	$500,479	$190,314
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
There have been no material changes in our critical accounting estimates during the six months ended June 30, 2022. See our critical accounting estimates in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Annual Report.

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
The fair values of our open commodity and contingent consideration derivative positions are largely determined by the relevant forward commodity price curves of the indexes associated with our open derivative positions. We had a $275.0 million net liability position from the fair values of our open commodity derivatives and a $38.6 million asset position from our contingent consideration derivative as of June 30, 2022. The following table provides a sensitivity analysis of the projected incremental effect on income (loss) before income taxes of a hypothetical 10% change in the relevant forward commodity price curves of the indexes associated with our open commodity and contingent consideration derivative positions as of June 30, 2022:

(in thousands)	10% Increase	10% Decrease
Commodity	$(90,709)	$104,861
Contingent consideration	6,940	(8,019)
Total	$(83,769)	$96,842
See Notes 8 and 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our commodity and contingent consideration derivatives. For additional discussion of our quantitative and qualitative disclosures about market risk, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2021 Annual Report.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our senior unsecured notes bear interest at fixed rates. The current interest rate applicable to potential borrowings on our Senior Secured Credit Facility ranges from approximately 3% to 4%, dependent upon the ratio of amounts outstanding to our borrowing base. See Notes 5 and to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our debt.
Customer performance risk
In the current market environment, we believe that the inability or failure of any one of our major customers to physically take possession of our oil would have an adverse effect on our financial condition and potentially our results of operations. See Note 14 in the 2021 Annual Report for additional discussion of our customer performance risk.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Laredo's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were effective as of June 30, 2022. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Laredo's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of changes in internal control over financial reporting
During the quarter ended June 30, 2022, we implemented a major portion of a new enterprise resource planning ("ERP") system. Although the ERP functions as an integral part of our processes and system of internal controls, we concluded that, as of the end of the period covered in this report, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Other than discussed above, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our first-quarter 2022 Quarterly Report, our 2021 Annual Report and those set forth from time to time in our other filings with the SEC. There have been no material changes in our risk factors from those described in our 2021 Annual Report and our first-quarter 2022 Quarterly Report. The risks described in such reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results.
Item 2.    Purchases of Equity Securities
The following table summarizes purchases of common stock by Laredo for the periods presented:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans(2)	Maximum value that may yet be purchased under the program as of the respective period-end date(2)
April 1, 2022 - April 30, 2022	—	$—	—	$—
May 1, 2022 - May 31, 2022	—	$—	—	$200,000,000
June 1, 2022 - June 30, 2022	92,093	$106.56	85,161	$190,928,751
Total	92,093		85,161
______________________________________________________________________________
(1)Includes shares that were withheld by us to satisfy tax withholding obligations that arose upon the lapse of restrictions on equity-based compensation awards.
(2)In May 2022, our board of directors authorized a $200 million share repurchase program commencing in May 2022. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, including under plans complying with Rule 10b5-1 of the Exchange Act, and privately negotiated transactions. During the three months ended June, 30, 2022, we repurchased 85,161 shares under this program at a cost of $9.1 million.
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
The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits

		Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Laredo Petroleum Holdings, Inc.	8-K	3.1	12/22/2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Laredo Petroleum Holdings, Inc.	8-K	3.1	6/1/2020
3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Laredo Petroleum, Inc.	8-K	3.1	5/26/2022
3.4	Certificate of Ownership and Merger, dated as of December 30, 2013.	8-K	3.1	1/6/2014
3.5	Third Amended and Restated Bylaws of Laredo Petroleum, Inc., effective March 3, 2021.	8-K	3.1	3/4/2021
4.1	Form of Common Stock Certificate.	8-A12B/A	4.1	1/7/2014
10.1#	Eighth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of April 13, 2022, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.2	4/19/2022
10.2	Form of 2022 Performance Share Unit Award Agreement.	10-Q	10.2	5/5/2022
10.3	Form of 2022 Restricted Share Unit Award Agreement.	10-Q	10.3	5/5/2022
10.4*	Amendment to the Laredo Petroleum, Inc. Omnibus Equity Incentive Plan, as amended and restated as of May 20, 2021.
22.1	List of Issuers and Guarantor Subsidiaries.	10-Q	22.1	5/7/2020
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101	The following financial information from Laredo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

LAREDO PETROLEUM, INC.

Date: August 4, 2022	By:	/s/ Jason Pigott
Jason Pigott
President and Chief Executive Officer
(principal executive officer)

Date: August 4, 2022	By:	/s/ Bryan J. Lemmerman
Bryan J. Lemmerman
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: August 4, 2022	By:	/s/ Jessica R. Wren
Jessica R. Wren
Senior Director of Financial Accounting and SEC Reporting
(principal accounting officer)