Form 10-Q
period 2022-09-30
Laredo Petroleum, Inc.
filed 2022-11-03
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of November 1, 2022: 16,813,540

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
•changes in general economic, business or industry conditions, including increases in interest rates, the tightening of the labor market, supply chain disruptions, elevated inflation rates and the possibility of a recession;
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
•our ability to hedge our future production, and regulations that affect our ability to hedge our future production;
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

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Laredo Petroleum, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$49,941	$56,798
Accounts receivable, net	162,876	151,807
Derivatives	18,990	4,346
Other current assets	16,254	22,906
Total current assets	248,061	235,857
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	9,465,399	8,968,668
Unevaluated properties not being depleted	115,994	170,033
Less: accumulated depletion and impairment	(7,236,621)	(7,019,670)
Oil and natural gas properties, net	2,344,772	2,119,031
Midstream service assets, net	90,990	96,528
Other fixed assets, net	40,150	34,590
Property and equipment, net	2,475,912	2,250,149
Derivatives	29,156	32,963
Other noncurrent assets, net	52,796	32,855
Total assets	$2,805,925	$2,551,824
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$86,211	$71,386
Accrued capital expenditures	55,729	50,585
Undistributed revenue and royalties	249,295	117,920
Derivatives	58,763	179,809
Other current liabilities	77,275	107,213
Total current liabilities	527,273	526,913
Long-term debt, net	1,181,584	1,425,858
Derivatives	766	—
Asset retirement obligations	70,063	69,057
Other noncurrent liabilities	25,569	16,216
Total liabilities	1,805,255	2,038,044
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value, 40,000,000 and 22,500,000 shares authorized, and 16,914,836 and 17,074,516 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	169	171
Additional paid-in capital	2,762,232	2,788,628
Accumulated deficit	(1,761,731)	(2,275,019)
Total stockholders' equity	1,000,670	513,780
Total liabilities and stockholders' equity	$2,805,925	$2,551,824

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Oil sales	$311,740	$229,329	$1,069,542	$514,752
NGL sales	59,377	47,949	197,037	133,121
Natural gas sales	73,831	33,998	179,026	98,186
Midstream service revenues	795	1,739	5,030	4,292
Sales of purchased oil	18,371	66,235	106,030	173,500
Total revenues	464,114	379,250	1,556,665	923,851
Costs and expenses:
Lease operating expenses	44,246	29,837	127,136	68,526
Production and ad valorem taxes	29,024	17,937	89,512	45,957
Transportation and marketing expenses	13,285	11,660	39,022	34,477
Midstream service expenses	769	1,014	3,916	2,572
Costs of purchased oil	18,772	68,805	108,516	183,458
General and administrative	11,857	15,008	50,800	49,182
Organizational restructuring expenses	10,420	—	10,420	9,800
Depletion, depreciation and amortization	74,928	62,678	226,555	140,763
Impairment expense	—	—	—	1,613
Other operating expense, net	1,772	1,798	2,947	4,099
Total costs and expenses	205,073	208,737	658,824	540,447
Gain on disposal of assets, net	4,282	95,201	4,952	93,454
Operating income	263,323	265,714	902,793	476,858
Non-operating income (expense):
Gain (loss) on derivatives, net	100,748	(96,240)	(290,995)	(467,547)
Interest expense	(30,967)	(30,406)	(96,251)	(82,222)
Gain (loss) extinguishment of debt, net	553	—	(245)	—
Other income, net	98	441	433	2,236
Total non-operating income (expense), net	70,432	(126,205)	(387,058)	(547,533)
Income (loss) before income taxes	333,755	139,509	515,735	(70,675)
Income tax benefit (expense):
Current	960	(1,300)	(4,771)	(1,300)
Deferred	2,808	(1,377)	2,324	707
Total income tax benefit (expense)	3,768	(2,677)	(2,447)	(593)
Net income (loss)	$337,523	$136,832	$513,288	$(71,268)
Net income (loss) per common share:
Basic	$20.27	$8.68	$30.64	$(5.29)
Diluted	$20.08	$8.56	$30.26	$(5.29)
Weighted-average common shares outstanding:
Basic	16,650	15,756	16,750	13,464
Diluted	16,809	15,993	16,963	13,464

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, June 30, 2022	17,212	$172	$2,778,538	—	$—	$(2,099,254)	$679,456
Restricted stock awards	9	—	—	—	—	—	—
Restricted stock forfeitures	(50)	(1)	1	—	—	—	—
Share repurchases	—	—	—	245	(17,515)	—	(17,515)
Stock exchanged for tax withholding	—	—	—	11	(853)	—	(853)
Retirement of treasury stock	(256)	(2)	(18,366)	(256)	18,368	—	—
Share-settled equity-based compensation	—	—	2,059	—	—	—	2,059
Net income	—	—	—	—	—	337,523	337,523
Balance, September 30, 2022	16,915	$169	$2,762,232	—	$—	$(1,761,731)	$1,000,670

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, June 30, 2021	13,573	$136	$2,473,709	—	$—	$(2,628,127)	$(154,282)
Restricted stock awards	39	—	—	—	—	—	—
Restricted stock forfeitures	(1)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	9	(848)	—	(848)
Retirement of treasury stock	(9)	—	(848)	(9)	848	—	—
Exercise of stock options	2	—	173	—	—	—	173
Share-settled equity-based compensation	—	—	2,220	—	—	—	2,220
Equity issued for acquisitions of oil and natural gas properties	2,507	25	239,942	—	—	—	239,967
Net income	—	—	—	—	—	136,832	136,832
Balance, September 30, 2021	16,111	$161	$2,715,196	—	$—	$(2,491,295)	$224,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2021	17,075	$171	$2,788,628	—	$—	$(2,275,019)	$513,780
Restricted stock awards	246	2	(2)	—	—	—	—
Restricted stock forfeitures	(57)	(1)	1	—	—	—	—
Share repurchases	—	—	—	330	(26,586)	—	(26,586)
Stock exchanged for tax withholding	—	—	—	94	(7,442)	—	(7,442)
Retirement of treasury stock	(424)	(4)	(34,024)	(424)	34,028	—	—
Share-settled equity-based compensation	—	—	7,630	—	—	—	7,630
Performance share conversion	75	1	(1)	—	—	—	—
Net income	—	—	—	—	—	513,288	513,288
Balance, September 30, 2022	16,915	$169	$2,762,232	—	$—	$(1,761,731)	$1,000,670

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2020	12,020	$120	$2,398,464	—	$—	$(2,420,027)	$(21,443)
Restricted stock awards	233	2	(2)	—	—	—	—
Restricted stock forfeitures	(42)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	53	(2,589)	—	(2,589)
Retirement of treasury stock	(53)	—	(2,589)	(53)	2,589	—	—
Exercise of stock options	2	—	173	—	—	—	173
Share-settled equity-based compensation	—	—	6,730	—	—	—	6,730
Issuance of common stock, net of costs	1,438	14	72,478	—	—	—	72,492
Equity issued for acquisitions of oil and natural gas properties	2,507	25	239,942	—	—	—	239,967
Performance share conversion	6	—	—	—	—	—	—
Net loss	—	—	—	—	—	(71,268)	(71,268)
Balance, September 30, 2021	16,111	$161	$2,715,196	—	$—	$(2,491,295)	$224,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Petroleum, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$513,288	$(71,268)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-settled equity-based compensation, net	6,295	5,609
Depletion, depreciation and amortization	226,555	140,763
Impairment expense	—	1,613
Gain on disposal of assets, net	(4,952)	(93,454)
Mark-to-market on derivatives:
Loss on derivatives, net	290,995	467,547
Settlements paid for matured derivatives, net	(423,668)	(191,507)
Premiums received for commodity derivatives	—	9,041
Amortization of debt issuance costs	4,809	3,608
Amortization of operating lease right-of-use assets	16,523	9,907
Loss on extinguishment of debt, net	245	—
Deferred income tax benefit	(2,324)	(707)
Other, net	4,600	3,359
Changes in operating assets and liabilities:
Accounts receivable, net	(11,069)	(58,681)
Other current assets	7,574	(3,026)
Other noncurrent assets, net	1,450	(30,285)
Accounts payable and accrued liabilities	15,084	21,342
Undistributed revenue and royalties	131,356	56,268
Other current liabilities	(41,362)	11,203
Other noncurrent liabilities	(14,697)	5,780
Net cash provided by operating activities	720,702	287,112
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net	(5,581)	(627,044)
Capital expenditures:
Oil and natural gas properties	(432,124)	(278,847)
Midstream service assets	(1,163)	(2,375)
Other fixed assets	(9,101)	(3,226)
Proceeds from dispositions of capital assets, net of selling costs	2,939	393,742
Settlements received for contingent consideration	1,555	—
Net cash used in investing activities	(443,475)	(517,750)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	335,000	425,000
Payments on Senior Secured Credit Facility	(400,000)	(650,000)
Extinguishment of debt	(182,319)	—
Issuance of July 2029 Notes	—	400,000
Proceeds from issuance of common stock, net of offering costs	—	72,492
Share repurchases	(26,586)	—
Stock exchanged for tax withholding	(7,442)	(2,589)
Proceeds from exercise of stock options	—	173
Payments for debt issuance costs	(1,725)	(14,597)
Other, net	(1,012)	2,798
Net cash (used in) provided by financing activities	(284,084)	233,277
Net (decrease) increase in cash and cash equivalents	(6,857)	2,639
Cash and cash equivalents, beginning of period	56,798	48,757
Cash and cash equivalents, end of period	$49,941	$51,396
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Laredo Petroleum, Inc.
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
The unaudited consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2021 is derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of September 30, 2022, results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. All adjustments are of a recurring nature unless otherwise disclosed herein.
Certain disclosures have been condensed or omitted from the unaudited consolidated financial statements. Accordingly, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2021 Annual Report.
Reclassifications
Certain previously reported 2022 and 2021 amounts have been reclassified to conform to the current period financial statement presentation. There was no impact on previously reported total assets, total liabilities, net income (loss) or stockholders' equity for the periods presented.
Significant accounting policies
There have been no material changes in the Company's significant accounting policies during the nine months ended September 30, 2022. See Note 2 in the 2021 Annual Report for discussion of significant accounting policies.
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
Note 2—New accounting standards
The Company considered the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board to the Accounting Standards Codification ("ASC") and has determined there are no ASUs that are not yet adopted and meaningful to disclose as of September 30, 2022. Additionally, the Company did not adopt any new ASUs during the nine months ended September 30, 2022.

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
On October 18, 2021 ("Pioneer Closing Date"), the Company closed the Pioneer Acquisition for an aggregate purchase price of $210.1 million, comprised of (i) $135.3 million in cash, (ii) 959,691 shares of the Company's common stock, par value $0.01 per share (the "common stock"), based upon the share price as of the Pioneer Closing Date and (iii) $3.9 million in transaction related expenses, inclusive of post-closing adjustments.
The Company determined that the Pioneer Acquisition was an asset acquisition, as substantially all of the gross assets acquired are concentrated in a group of similar identifiable assets. Accordingly, the consideration paid was allocated to the individual assets acquired and liabilities assumed based on their relative fair values and all transaction costs associated were capitalized.
The following table presents components of the purchase price, inclusive of customary closing adjustments:

(in thousands, except for share and share price data)	As of October 18, 2021
Shares of Company common stock	959,691
Company common stock price at the Pioneer Closing Date	$73.90
Value of Company common stock consideration	$70,921

Cash consideration	$135,323
Transaction costs	3,861
Total purchase price	$210,105
The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their relative fair values, on the Pioneer Closing Date:

(in thousands)	As of October 18, 2021
Evaluated properties	$143,021
Unevaluated properties	74,468
Revenue suspense liabilities assumed	(7,384)
Allocated purchase price	$210,105
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
Pursuant to the rules governing full cost accounting, the Company recorded a gain on the Working Interest Sale of $94.3 million, net of transaction expenses of $11.6 million, on the Company's consolidated statements of operations, inclusive of post-closing adjustments, as this divestment represented more than 25% of the Company's June 30, 2021 proved reserves. For the purposes of calculating the gain, total capitalized costs were allocated between reserves sold and reserves retained as of the Sixth Street Closing Date.
Note 4—Debt
Long-term debt, net
The following table presents the Company's long-term debt and debt issuance costs, net included in "Long-term debt, net" on the unaudited consolidated balance sheets as of the dates presented:

	September 30, 2022			December 31, 2021
(in thousands)	Long-term debt	Debt issuance costs, net	Long-term debt, net	Long-term debt	Debt issuance costs, net	Long-term debt, net
January 2025 Notes	$529,464	$(4,355)	$525,109	$577,913	$(6,345)	$571,568
January 2028 Notes	326,756	(3,978)	322,778	361,044	(5,024)	356,020
July 2029 Notes	298,214	(4,517)	293,697	400,000	(6,730)	393,270
Senior Secured Credit Facility(1)	40,000	—	40,000	105,000	—	105,000
Total	$1,194,434	$(12,850)	$1,181,584	$1,443,957	$(18,099)	$1,425,858
______________________________________________________________________________
(1)Debt issuance costs, net related to the Senior Secured Credit Facility of $7.8 million and $8.1 million as of September 30, 2022 and December 31, 2021, respectively, are included in "Other noncurrent assets, net" on the unaudited consolidated balance sheets.
Senior unsecured notes repurchases
The following table presents the Company's repurchases of its senior unsecured notes and the related gain or loss on extinguishment of debt during the periods presented:

(in thousands)	Three months ended September 30, 2022	Nine months ended September 30, 2022
January 2025 Notes	$48,449	$48,449
January 2028 Notes	28,038	34,288
January 2029 Notes	76,010	101,786
Total principal amount repurchased	$152,497	$184,523

Write off of debt issuance costs	$(1,958)	$(2,449)
Difference between consideration paid and net carrying amounts	2,511	2,204
Gain (loss) on extinguishment of debt, net	$553	$(245)
See Note 15 for the Company's additional repurchases of its senior unsecured notes subsequent to September 30, 2022.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Senior Secured Credit Facility
On August 30, 2022, the Company entered into the Ninth Amendment to the Senior Secured Credit Facility (the "Ninth Amendment"). The Ninth Amendment, among other things, added additional capacity to making repurchases of the Company's common stock and clarified the conditions to making redemptions of the Company's debt.
As of September 30, 2022, the Senior Secured Credit Facility, which matures on July 16, 2025 (subject to a springing maturity date of July 29, 2024 if any of the January 2025 Notes are outstanding on such date), had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $1.25 billion and $1.0 billion, respectively, with a $40.0 million balance outstanding, and was subject to an interest rate of 5.379%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity and $80.0 million. As of December 31, 2021, the Company had a $44.1 million letter of credit outstanding under the Senior Secured Credit Facility. No letters of credit were outstanding under the Senior Secured Credit Facility as of September 30, 2022. For additional information see Note 7 in the 2021 Annual Report. See Note 15 for discussion of (i) additional repayments on and (ii) an increase in the borrowing base of the Senior Secured Credit Facility subsequent to September 30, 2022.
Note 5—Stockholders' equity
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
The following table presents the Company's open market repurchases of its common stock during the periods presented:

(in thousands, except for share and share price data)	Three months ended September 30, 2022	Nine months ended September 30, 2022
Shares of Company common stock repurchased	244,687	329,848
Average share price(1)	$71.58	$80.60
Total	$17,515	$26,586
______________________________________________________________________________
(1)Average share price includes any commissions paid to repurchase stock.
All shares were retired upon repurchase. See Note 15 for the Company's additional repurchases of its common stock subsequent to September 30, 2022.
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
During the nine months ended September 30, 2021, the Company sold 1,438,105 shares of its common stock pursuant to the ATM Program for net proceeds of approximately $72.5 million, after underwriting commissions and other related expenses,

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
thus completing the ATM Program. Proceeds from the share sales were utilized to reduce borrowings on the Senior Secured Credit Facility.
Note 6—Equity Incentive Plan
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
See Note 9 in the 2021 Annual Report for additional discussion of the Company's equity-based compensation awards.
The following table presents activity for equity-based compensation awards for the nine months ended September 30, 2022:

	Equity Awards			Liability Awards
(in thousands)	Restricted Stock Awards	Stock Option Awards	Performance Share Awards(1)(2)	Performance Unit Awards	Phantom Unit Awards(3)
Outstanding as of December 31, 2021	350	7	72	209	33
Granted	246	—	62	—	—
Forfeited	(57)	—	(16)	(59)	—
Vested	(180)	—	(70)	—	(15)
Expired or canceled	—	(2)	—	—	—
Outstanding as of September 30, 2022	359	5	48	150	18
_____________________________________________________________________________
(1)The performance share awards granted on February 28, 2019 had a performance period of January 1, 2019 to December 31, 2021 and, as their market and performance criteria were satisfied, resulted in a 107% payout. As such, the granted awards vested and were converted into 75,107 shares of the Company's common stock during the nine months ended September 30, 2022 based on this 107% payout.
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
As of September 30, 2022, total unrecognized cost related to equity-based compensation awards was $23.2 million, of which $5.3 million was attributable to liability awards which will be settled in cash rather than shares. Such cost will be recognized on a straight-line basis over an expected weighted-average period of 1.99 years.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Equity-based compensation
The following table reflects equity-based compensation expense for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Equity awards:
Restricted stock awards	$1,818	$1,810	$6,428	$5,630
Performance share awards	241	410	1,202	1,093
Stock option awards	—	—	—	7
Total share-settled equity-based compensation, gross	$2,059	$2,220	$7,630	$6,730
Less amounts capitalized	(421)	(409)	(1,335)	(1,121)
Total share-settled equity-based compensation, net	$1,638	$1,811	$6,295	$5,609
Liability awards:
Performance unit awards	$(4,311)	$1,380	$1,595	$8,552
Phantom unit awards	199	269	1,078	1,202
Total cash-settled equity-based compensation, gross	$(4,112)	$1,649	$2,673	$9,754
Less amounts capitalized	(45)	(60)	(247)	(353)
Total cash-settled equity-based compensation, net	$(4,157)	$1,589	$2,426	$9,401
Total equity-based compensation, net	$(2,519)	$3,400	$8,721	$15,010
Note 7—Net income (loss) per common share
Basic and diluted net income (loss) per common share are computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution of non-vested restricted stock awards, outstanding stock option awards and non-vested performance share awards. See Note 9 in the 2021 Annual Report for additional discussion of these awards. For the nine months ended September 30, 2021, all of these awards were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net loss per common share.
The following table reflects the calculations of basic and diluted (i) weighted-average common shares outstanding and (ii) net income (loss) per common share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except for per share data)	2022	2021	2022	2021
Net income (loss) (numerator)	$337,523	$136,832	$513,288	$(71,268)
Weighted-average common shares outstanding (denominator):
Basic	16,650	15,756	16,750	13,464
Dilutive non-vested restricted stock awards	159	187	197	—
Dilutive non-vested performance share awards(1)	—	50	16	—
Diluted	16,809	15,993	16,963	13,464
Net income (loss) per common share:
Basic	$20.27	$8.68	$30.64	$(5.29)
Diluted	$20.08	$8.56	$30.26	$(5.29)
_____________________________________________________________________________
(1)The dilutive effect of the non-vested performance shares for the three and nine months ended September 30, 2022 was calculated assuming the performance period ended on September 30, 2022.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 8—Derivatives
The Company has two types of derivative instruments as of September 30, 2022: (i) commodity derivatives and (ii) a contingent consideration derivative. In previous periods, the Company also engaged in an interest rate swap derivative, which concluded during the quarterly period ended June 30, 2022. See (i) Note 2 in the 2021 Annual Report for discussion of the Company's significant accounting policies for derivatives and presentation and (ii) Note 9 for discussion of fair value measurement of derivatives on a recurring basis. The Company's derivatives were not designated as hedges for accounting purposes, and the Company does not enter into such instruments for speculative trading purposes. Accordingly, the changes in fair value are recognized in "Gain (loss) on derivatives, net" under "Non-operating income (expense)" on the unaudited consolidated statements of operations.
The following table summarizes components of the Company's gain (loss) on derivatives, net by type of derivative instrument for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Commodity	$110,356	$(101,394)	$(285,715)	$(472,296)
Interest rate	—	(17)	14	(43)
Contingent consideration	(9,608)	5,171	(5,294)	4,792
Gain (loss) on derivatives, net	$100,748	$(96,240)	$(290,995)	$(467,547)
Commodity
Due to the inherent volatility in oil, NGL and natural gas prices and the sometimes wide pricing differentials between where the Company produces and where the Company sells such commodities, the Company engages in commodity derivative transactions, such as puts, swaps, collars and basis swaps, to hedge price risk associated with a portion of the Company's anticipated sales volumes. By removing a portion of the price volatility associated with future sales volumes, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. See Note 10 in the 2021 Annual Report for discussion of transaction types and settlement indexes. During the nine months ended September 30, 2022, the Company’s derivatives were settled based on reported prices on commodity exchanges, with (i) oil derivatives settled based on WTI NYMEX and Brent ICE pricing, (ii) NGL derivatives settled based on Mont Belvieu OPIS pricing and (iii) natural gas derivatives settled based on Henry Hub NYMEX and Waha Inside FERC pricing.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes open commodity derivative positions as of September 30, 2022, for commodity derivatives that were entered into through September 30, 2022, for the settlement periods presented:

	Remaining Year 2022	Year 2023
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	92,000	—
Weighted-average price ($/Bbl)	$64.40	$—
WTI NYMEX - Collars:
Volume (Bbl)	1,407,600	4,362,000
Weighted-average floor price ($/Bbl)	$72.65	$67.93
Weighted-average ceiling price ($/Bbl)	$86.54	$82.89
Brent ICE - Swaps:
Volume (Bbl)	1,039,600	—
Weighted-average price ($/Bbl)	$48.34	$—
Brent ICE - Collars:
Volume (Bbl)	391,000	—
Weighted-average floor price ($/Bbl)	$56.65	$—
Weighted-average ceiling price ($/Bbl)	$65.44	$—
NGL:
Purity Ethane - Swaps:
Volume (Bbl)	386,400	—
Weighted-average price ($/Bbl)	$11.42	$—
Non-TET Propane - Swaps:
Volume (Bbl)	294,400	—
Weighted-average price ($/Bbl)	$35.91	$—
Non-TET Normal Butane - Swaps:
Volume (Bbl)	92,000	—
Weighted-average price ($/Bbl)	$41.58	$—
Non-TET Isobutane - Swaps:
Volume (Bbl)	27,600	—
Weighted-average price ($/Bbl)	$42.00	$—
Non-TET Natural Gasoline - Swaps:
Volume (Bbl)	92,000	—
Weighted-average price ($/Bbl)	$60.65	$—
Natural gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	920,000	—
Weighted-average price ($/MMBtu)	$2.73	$—
Henry Hub NYMEX - Collars:
Volume (MMBtu)	7,360,000	25,550,000
Weighted-average floor price ($/MMBtu)	$3.09	$4.14
Weighted-average ceiling price ($/MMBtu)	$3.84	$8.43
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	7,314,000	25,550,000
Weighted-average differential ($/MMBtu)	$(0.36)	$(1.65)

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Contingent consideration
The Sixth Street PSA provides for potential contingent payments to be paid to the Company if certain cash flow targets are met related to divested oil and natural gas property operations. The Sixth Street Contingent Consideration provides the Company with the right to receive up to a maximum of $93.7 million in additional cash consideration, comprised of potential quarterly payments through June 2027 totaling up to $38.7 million and a potential balloon payment of $55.0 million in June 2027. As of September 30, 2022, the maximum remaining additional cash consideration of the contingent consideration was $90.1 million. The fair value of the Sixth Street Contingent Consideration was $35.9 million as of December 31, 2021 and $28.7 million as of September 30, 2022. See Note 3 for further discussion of the Working Interest Sale associated with the Sixth Street Contingent Consideration.
At each quarterly reporting period, the Company remeasures contingent consideration with the change in fair value recognized in "Gain (loss) on derivatives, net" under "Non-operating income (expense)" on the unaudited consolidated statements of operations.
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
Condensed notes to the consolidated financial statements
(Unaudited)
Balance sheet presentation
The following tables present the Company's derivatives by (i) balance sheet classification, (ii) derivative type and (iii) fair value hierarchy level, and provide a total, on a gross basis and a net basis reflected in "Derivatives" on the unaudited consolidated balance sheets as of the dates presented:

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the unaudited consolidated balance sheets
Assets:
Current:
Commodity	$—	$49,566	$—	$49,566	$(34,716)	$14,850
Contingent consideration	—	—	4,140	4,140	—	4,140
Noncurrent:
Commodity	—	5,204	—	5,204	(598)	4,606
Contingent consideration	—	—	24,550	24,550	—	24,550
Liabilities:
Current:
Commodity	—	(93,479)	—	(93,479)	34,716	(58,763)
Noncurrent:
Commodity	—	(1,364)	—	(1,364)	598	(766)
Net derivative liability positions	$—	$(40,073)	$28,690	$(11,383)	$—	$(11,383)

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$21,671	$—	$21,671	$(21,671)	$—
Contingent consideration	—	—	4,346	4,346	—	4,346
Noncurrent:
Commodity	—	1,448	—	1,448	—	1,448
Contingent consideration	—	—	31,515	31,515	—	31,515
Liabilities:
Current:
Commodity	—	(201,428)	—	(201,428)	21,671	(179,757)
Interest rate	—	(52)	—	(52)	—	(52)
Noncurrent:
Commodity	—	—	—	—	—	—
Net derivative liability positions	$—	$(178,361)	$35,861	$(142,500)	$—	$(142,500)
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
The following table summarizes the changes in contingent consideration derivatives classified as Level 3 measurements for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Balance of Level 3 at beginning of period	$38,620	$—	$35,861	$—
Sixth Street Contingent Consideration valuation as of Sixth Street Closing Date	—	33,832	—	33,832
Change in Sixth Street Contingent Consideration fair value	(9,608)	5,182	(5,294)	5,182
Settlements realized(1)	(322)	—	(1,877)	—
Balance of Level 3 at end of period	$28,690	$39,014	$28,690	$39,014
_____________________________________________________________________________
(1)For the nine months ended September 30, 2022, $1.6 million of realized settlements has been received and is included in "Settlements received for contingent consideration" in cash flows from investing activities on the unaudited consolidated statements of cash flows, and $0.3 million is a receivable at period end.
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
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	September 30, 2022		December 31, 2021
(in thousands)	Carrying amount	Fair value(1)	Carrying amount	Fair value(1)
January 2025 Notes	$529,464	$525,059	$577,913	$589,471
January 2028 Notes	326,756	313,686	361,044	378,578
July 2029 Notes	298,214	274,771	400,000	390,000
Senior Secured Credit Facility	40,000	39,959	105,000	105,040
Total	$1,194,434	$1,153,475	$1,443,957	$1,463,089
______________________________________________________________________________
(1)The fair values of the outstanding notes were determined using the Level 2 fair value hierarchy quoted market prices for each respective instrument as of September 30, 2022 and December 31, 2021. The fair values of the outstanding debt under the Senior Secured Credit Facility was estimated utilizing the Level 2 fair value hierarchy pricing model for similar instruments as of September 30, 2022 and December 31, 2021.
Note 10—Commitments and contingencies
From time to time, the Company is subject to various legal proceedings arising in the ordinary course of business, including those that arise from interpretation of federal, state and local laws and regulations affecting the oil and natural gas industry, personal injury claims, title disputes, royalty disputes, contract claims, contamination claims relating to oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of the Company's current operations. The Company may not have insurance coverage for some of these proceedings and failure to comply with applicable laws and regulations can result in substantial penalties. While many of

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
The Company has committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. A portion of the Company's commitments are related to transportation commitments with a certain pipeline pertaining to the gathering of the Company's production from established acreage that extends into 2024. The Company was unable to satisfy a portion of this particular commitment with produced or purchased oil, therefore, the Company expensed firm transportation payments on excess capacity of $7.7 million and $2.8 million during the nine months ended September 30, 2022 and 2021, respectively, which are recorded in "Transportation and marketing expenses" on the unaudited consolidated statements of operations. The Company's estimated aggregate liability of firm transportation payments on excess capacity is $8.6 million as of September 30, 2022, and is included in "Accounts payable and accrued liabilities" on the unaudited consolidated balance sheet. As of September 30, 2022, future firm sale and transportation commitments of $171.5 million are expected to be satisfied and, as such, are not recorded as a liability on the unaudited consolidated balance sheet.
Note 11—Supplemental cash flow and non-cash information
The following table presents supplemental cash flow and non-cash information for the periods presented:

	Nine months ended September 30,
(in thousands)	2022	2021
Supplemental cash flow information:
Cash paid for interest, net of $3,265 and $3,081 of capitalized interest, respectively	$130,082	$95,684
Supplemental non-cash operating information:
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$34,532	$7,532
Supplemental non-cash investing information:
Fair value of contingent consideration asset on transaction date(2)	$—	$33,832
Change in accrued capital expenditures	$5,144	$25,380
_____________________________________________________________________________
(1)See Note 5 in the 2021 Annual Report for additional discussion of the Company's leases.
(2)See Note 3 for discussion of the Company's 2021 Working Interest Sale which included contingent consideration. See Note 9 for discussion of the quarterly remeasurement of this contingent consideration.
Note 12—Income taxes
The Company is subject to federal and state income taxes and the Texas franchise tax. As of September 30, 2022, the Company had federal net operating loss ("NOL") carryforwards totaling $1.6 billion, $1.2 billion of which will begin to expire in 2031 and $366.8 million of which will not expire but may be limited in future periods, and state of Oklahoma net operating loss carryforwards totaling $34.4 million that will begin to expire in 2032. If the Company were to experience an "ownership change" as determined under Section 382 of the Internal Revenue Code, the Company's ability to offset taxable income arising after the ownership change with net operating losses arising prior to the ownership change would be limited. As of September 30, 2022, no such ownership change has occurred.
As of September 30, 2022, the Company believes it is more likely than not that a portion of the net operating loss carryforwards are not fully realizable. The Company continues to consider new evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed. Such consideration includes projected future cash flows from its oil, NGL and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of September 30, 2022 and the Company's ability to capitalize intangible drilling costs, rather than expensing these costs and future projections of taxable income. A significant item of objective negative evidence

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
considered was the cumulative historical three-year pre-tax loss and net deferred tax asset position. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s potential for future growth.
As of September 30, 2022, a total valuation allowance of $325.7 million has been recorded to offset the Company's federal and Oklahoma net deferred tax assets, resulting in a $1.5 million Texas net deferred asset, which is included in "Other noncurrent assets, net" on the unaudited consolidated balance sheets.
Since September 30, 2015, the Company has recorded a full valuation allowance against its federal and Oklahoma net deferred tax position. As such, the Company's effective tax rate is 1%, due to the Texas franchise tax. The Company's effective tax rate is affected by changes in valuation allowances, recurring permanent differences and discrete items that may occur in any given year, but are not consistent from year to year. For the three and nine months ended September 30, 2022 and 2021, the Company’s items of discrete income tax expense or benefit were not material.
On August 16, 2022, the U.S. Inflation Reduction Act of 2022 (the "IRA") was signed into U.S. law. The IRA includes various tax provisions, including a 1% excise tax on stock repurchases made by publicly traded U.S. corporations, expanded tax credits for clean energy incentives and a 15% corporate alternative minimum tax that applies to certain corporations with adjusted financial statement income in excess of $1.0 billion. The Company is evaluating the IRA and its requirements, as well as the potential impact of the IRA to its business.
Note 13—Related parties
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
The following table presents the capital expenditures for oil and natural gas properties paid to Halliburton included in the unaudited consolidated statements of cash flows for the periods presented:

	Nine months ended September 30,
(in thousands)	2022	2021
Capital expenditures for oil and natural gas properties	$78,749	$42,074
Note 14—Organizational restructurings
On August 24, 2022, the Company announced the departure of the Company's Senior Vice President and Chief Operating Officer. In connection with the departure, the Company incurred one-time charges for certain payments and benefits of $10.4 million during the three months ended September 30, 2022. These charges were recorded as "Organizational restructuring expenses" on the unaudited consolidated statements of operations. All equity-based compensation awards held by the Company's Senior Vice President and Chief Operating Officer were forfeited and the corresponding equity-based compensation totaling $4.9 million previously recorded was reversed in "General and administrative" on the unaudited consolidated statements of operations during the three months ended September 30, 2022.
On June 29, 2021 (the "Effective Date"), the Company committed to a company-wide reorganization effort (the "Reorganization Plan") that included a workforce reduction of 14 individuals, or approximately 5% of the workforce. The reduction in workforce was communicated to employees on the Effective Date and implemented immediately, subject to certain administrative procedures. The Company put the Reorganization Plan in place in order to better position the Company for the future. In connection with the Reorganization Plan, the Company incurred an aggregate of $9.8 million of one-time charges during the nine months ended September 30, 2021 comprising of compensation, tax, professional, outplacement and insurance related expenses. All equity-based compensation awards held by the affected employees were forfeited and the corresponding equity-based compensation totaling $1.1 million previously recorded was reversed in "General and administrative" on the unaudited consolidated statements of operations during the nine months ended September 30, 2021.

Table of Contents	Laredo Petroleum, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 15—Subsequent events
NOG Working Interest Sale
On August 16, 2022, the Company entered into a purchase and sale agreement with Northern Oil and Gas, Inc. ("NOG"), pursuant to which the Company agreed to sell to NOG the Company’s working interests in certain specified non-operated oil and gas properties for an aggregate purchase price of $110.0 million, subject to certain customary adjustments (the "NOG Working Interest Sale"). The NOG Working Interest Sale closed on October 3, 2022, with an effective date of August 1, 2022.
Senior Secured Credit Facility
On October 7, 2022, the Company repaid $40.0 million on the Senior Secured Credit Facility. As a result, there was no outstanding balance under the Senior Secured Credit Facility as of November 2, 2022. See Note 4 for additional discussion of the Senior Secured Credit Facility.
On November 1, 2022, the Company entered into the Tenth Amendment (the "Tenth Amendment") to the Senior Secured Credit Facility. The Tenth Amendment, among other things, (i) increases the borrowing base from $1.25 billion to $1.3 billion, (ii) permits additional senior note buybacks and other restricted payments, subject to certain conditions; and (iii) makes technical changes to permit the Company to potentially incur term loans, subject to terms to be agreed with lenders making such term loans, in addition to revolving loans, in each case, subject to the terms of the Tenth Amendment and the Senior Secured Credit Facility.
Senior unsecured notes repurchases
Subsequent to September 30, 2022, the Company repurchased $50.9 million and $9.9 million in aggregate principal amount of the January 2025 Notes and January 2028 Notes, respectively, through November 2, 2022. See Note 4 for additional discussion of the Company's senior unsecured notes repurchases.
Share repurchase program
Subsequent to September 30, 2022, the Company repurchased 112,049 shares of its common stock on the open market at a weighted-average price of $66.68 per common share for a total of $7.5 million under the share repurchase program through November 2, 2022. See Note 5 for additional discussion of the Company's share repurchases under this program.
Commodity derivatives
The following table summarizes the Company's open oil derivative positions as of September 30, 2022, updated for derivative transactions entered into from September 30, 2022 through November 2, 2022, for the settlement periods presented:

	Remaining Year 2022	Year 2023
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	92,000	—
Weighted-average price ($/Bbl)	$64.40	$—
WTI NYMEX - Collars:
Volume (Bbl)	1,407,600	4,727,000
Weighted-average floor price ($/Bbl)	$72.65	$68.09
Weighted-average ceiling price ($/Bbl)	$86.54	$83.81
See Note 8 for additional discussion regarding the Company's derivatives. There has been no other derivative activity subsequent to September 30, 2022.

Table of Content
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is for the three and nine months ended September 30, 2022 and 2021, and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2021 Annual Report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Laredo," "we," "us," "our" or similar terms refer to Laredo, LMS and GCM collectively, unless the context otherwise indicates or requires. Unless otherwise specified, references to "average sales price" refer to average sales price excluding the effects of our derivative transactions. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin of West Texas. The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. We have grown primarily through our drilling program, coupled with select strategic acquisitions. As of September 30, 2022, we had assembled 165,359 net acres in the Permian Basin.
We are currently operating two drilling rigs and one completions crew which we expect to maintain for the remainder of 2022. Our planned capital expenditures for fourth-quarter 2022 are expected to be approximately $135.0 million to $145.0 million. However, we will continue to monitor commodity prices and service costs and adjust activity levels in order to proactively manage our cash flows and preserve liquidity. Below is a summary and comparative analysis of our financial and operating performance for the periods presented:

	Three months ended September 30,		2022 compared to 2021
(in thousands)	2022	2021	Change (#)	Change (%)
Oil sales volumes (MBbl)	3,219	3,250	(31)	(1)%
Oil equivalents sales volumes (MBOE)	7,324	7,057	267	4%
Oil, NGL and natural gas sales(1)	$444,948	$311,276	$133,672	43%
Net income	$337,523	$136,832	$200,691	147%
Net cash provided by operating activities	$182,615	$97,674	$84,941	87%
Free Cash Flow (a non-GAAP financial measure)(2)	$51,361	$(19,895)	$71,256	358%
Adjusted EBITDA (a non-GAAP financial measure)(2)	$222,790	$133,441	$89,349	67%
_____________________________________________________________________________
(1)Our oil, NGL and natural gas sales increased as a result of a 38% increase in average sales price per BOE.
(2)See pages 37-39 for discussion and calculations of these non-GAAP financial measures.

Table of Content

	Nine months ended September 30,		2022 compared to 2021
(in thousands)	2022	2021	Change (#)	Change (%)
Oil sales volumes (MBbl)	10,536	7,840	2,696	34%
Oil equivalents sales volumes (MBOE)	22,905	21,985	920	4%
Oil, NGL and natural gas sales(1)	$1,445,605	$746,059	$699,546	94%
Net income (loss)	$513,288	$(71,268)	$584,556	820%
Net cash provided by operating activities	$720,702	$287,112	$433,590	151%
Free Cash Flow (a non-GAAP financial measure)(2)	$183,404	$(27,585)	$210,989	765%
Adjusted EBITDA (a non-GAAP financial measure)(2)	$722,377	$323,755	$398,622	123%
_____________________________________________________________________________
(1)Our oil, NGL and natural gas sales increased as a result of a 86% increase in average sales price per BOE and a 34% increase in oil sales volumes.
(2)See pages 37-39 for discussion and calculations of these non-GAAP financial measures.
Recent developments
Volatility in commodity prices
Commodity prices remained strong during the third quarter of 2022, sustaining levels reached at the end of the first quarter as increased commodity demand has continued to outpace relative supply. While recessionary concerns have placed some downward pressure on commodity prices, causing oil and gas prices to retreat from their earlier highs in 2022, worldwide commodity demand continues to exceed pre-COVID-19 pandemic levels. Although supply has increased, it has been constrained and pricing has been affected, in part, by the impact of the Russian-Ukrainian military conflict on global commodity and financial markets, and the resulting effect of sanctions by the European Union, United Kingdom and U.S. on imports of oil and gas from Russia, as well as a recent announcement by OPEC+ of oil production cuts of two million barrels per day beginning in November of 2022. However, because any of the above factors could suddenly change or reverse, global commodity and financial markets remain subject to heightened levels of uncertainty and volatility, and future disruptions and industry-specific impacts could result.
Rising inflation and interest rates
Reversing a trend experienced in 2020 in connection with the impact of COVID-19 and historically low crude oil prices, drilling and completions costs and costs of oilfield services, equipment, and materials began to rise in 2021 and have continued to persist at elevated levels in 2022 in conjunction with the significant increase in commodity prices, labor tightening, supply chain disruptions caused by the COVID-19 pandemic and the resulting limited availability of certain materials and products manufactured using such materials and heightened levels of inflation. In addition to the effect of such inflationary pressures on our operating costs, rising interest rates as a result of the Federal Reserve’s tightening monetary policy have the potential to increase our borrowing costs on debt under our Senior Secured Credit Facility. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve costs, which may, in part, offset cost increases from inflation and reduce our borrowing needs.
See Note 15 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for discussion of recent developments that have occurred subsequent to September 30, 2022.
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

Table of Content
Operations" of the 2021 Annual Report for further discussion of our oil, NGL and natural gas reserve quantities and standardized measure of discounted future net cash flows.
Our reserves are reported in three streams: oil, NGL and natural gas. The Realized Prices, which are utilized to value our proved reserves and calculated using the average first-day-of-the-month prices for each month within the 12-month period prior to the end of the reporting period, adjusted for factors affecting price received at the delivery point, as of September 30, 2022 were $92.54 for oil, $32.38 for NGL and $4.34 for natural gas. The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling as of September 30, 2022 and September 30, 2021. As such, no full cost ceiling impairments were recorded during the nine months ending September 30, 2022 and September 30, 2021. Additionally, if prices remain at current levels we do not anticipate recording any full cost ceiling impairments for the foreseeable future. See Notes 2 and 6 in our 2021 Annual Report for discussion of the full cost method of accounting and our Realized Prices.
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
The following tables present our sources of revenue as a percentage of total revenues for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2022 compared to 2021
	2022	2021	Change (#)	Change (%)
Oil sales	67%	60%	7	12%
NGL sales	13%	13%	—	—%
Natural gas sales	16%	10%	6	60%
Midstream service revenues	—%	—%	—	—%
Sales of purchased oil	4%	17%	(13)	(76)%
Total	100%	100%

	Nine months ended September 30,		2022 compared to 2021
	2022	2021	Change (#)	Change (%)
Oil sales	69%	56%	13	23%
NGL sales	13%	14%	(1)	(7)%
Natural gas sales	11%	11%	—	—%
Midstream service revenues	—%	—%	—	—%
Sales of purchased oil	7%	19%	(12)	(63)%
Total	100%	100%

Table of Content
Oil, NGL and natural gas sales volumes, revenues and prices
The following tables present information regarding our oil, NGL and natural gas sales volumes, sales revenues and average sales prices for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2022 compared to 2021
	2022	2021	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	3,219	3,250	(31)	(1)%
NGL (MBbl)	2,034	1,830	204	11%
Natural gas (MMcf)	12,430	11,860	570	5%
Oil equivalents (MBOE)(1)(2)	7,324	7,057	267	4%
Average daily oil equivalent sales volumes (BOE/D)(2)	79,613	76,703	2,910	4%
Average daily oil sales volumes (Bbl/D)(2)	34,994	35,329	(335)	(1)%
Sales revenues (in thousands):
Oil	$311,740	$229,329	$82,411	36%
NGL	59,377	47,949	11,428	24%
Natural gas	73,831	33,998	39,833	117%
Total oil, NGL and natural gas sales revenues	$444,948	$311,276	$133,672	43%
Average sales prices(2):
Oil ($/Bbl)(3)	$96.83	$70.56	$26.27	37%
NGL ($/Bbl)(3)	$29.20	$26.20	$3.00	11%
Natural gas ($/Mcf)(3)	$5.94	$2.87	$3.07	107%
Average sales price ($/BOE)(3)	$60.75	$44.11	$16.64	38%
Oil, with commodity derivatives ($/Bbl)(4)	$71.09	$53.94	$17.15	32%
NGL, with commodity derivatives ($/Bbl)(4)	$24.47	$9.31	$15.16	163%
Natural gas, with commodity derivatives ($/Mcf)(4)	$3.35	$1.45	$1.90	131%
Average sales price, with commodity derivatives ($/BOE)(4)	$43.74	$29.70	$14.04	47%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the three months ended September 30, 2022 and 2021 columns are based on actual amounts and are not calculated using the rounded numbers presented in the table above or the table below.
(3)Price reflects the average of actual sales prices received when control passes to the purchaser/customer adjusted for quality, certain transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the delivery point.
(4)Price reflects the after-effects of our commodity derivative transactions on our average sales prices. Our calculation of such after-effects includes settlements of matured commodity derivatives during the respective periods and an adjustment to reflect premiums incurred previously or upon settlement that are attributable to commodity derivatives that settled during the respective periods.

Table of Content

	Nine months ended September 30,		2022 compared to 2021
	2022	2021	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	10,536	7,840	2,696	34%
NGL (MBbl)	6,128	6,702	(574)	(9)%
Natural gas (MMcf)	37,447	44,659	(7,212)	(16)%
Oil equivalents (MBOE)(1)(2)	22,905	21,985	920	4%
Average daily oil equivalent sales volumes (BOE/D)(2)	83,901	80,530	3,371	4%
Average daily oil sales volumes (Bbl/D)(2)	38,594	28,717	9,877	34%
Sales revenues (in thousands):
Oil	$1,069,542	$514,752	$554,790	108%
NGL	197,037	133,121	63,916	48%
Natural gas	179,026	98,186	80,840	82%
Total oil, NGL and natural gas sales revenues	$1,445,605	$746,059	$699,546	94%
Average sales prices(2):
Oil ($/Bbl)(3)	$101.51	$65.66	$35.85	55%
NGL ($/Bbl)(3)	$32.16	$19.86	$12.30	62%
Natural gas ($/Mcf)(3)	$4.78	$2.20	$2.58	117%
Average sales price ($/BOE)(3)	$63.11	$33.94	$29.17	86%
Oil, with commodity derivatives ($/Bbl)(4)	$71.03	$49.33	$21.70	44%
NGL, with commodity derivatives ($/Bbl)(4)	$25.93	$10.40	$15.53	149%
Natural gas, with commodity derivatives ($/Mcf)(4)	$3.05	$1.53	$1.52	99%
Average sales price, with commodity derivatives ($/BOE)(4)	$44.60	$23.86	$20.74	87%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the nine months ended September 30, 2022 and 2021 columns are based on actual amounts and are not calculated using the rounded numbers presented in the table above or the table below.
(3)Price reflects the average of actual sales prices received when control passes to the purchaser/customer adjusted for quality, certain transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the delivery point.
(4)Price reflects the after-effects of our commodity derivative transactions on our average sales prices. Our calculation of such after-effects includes settlements of matured commodity derivatives during the respective periods and an adjustment to reflect premiums incurred previously or upon settlement that are attributable to commodity derivatives that settled during the respective periods.

Table of Content
The following tables present net settlements paid for matured commodity derivatives and net premiums paid previously or upon settlement attributable to commodity derivatives that matured during the periods utilized in our calculation of the average sales prices, with commodity derivatives, for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Net settlements paid for matured commodity derivatives:
Oil	$(82,862)	$(43,838)	$(39,024)	(89)%
NGL	(9,618)	(30,905)	21,287	69%
Natural gas	(32,131)	(16,747)	(15,384)	(92)%
Total	$(124,611)	$(91,490)	$(33,121)	(36)%
Net premiums paid previously or upon settlement attributable to commodity derivatives that matured during the respective period:
Oil	$—	$(10,182)	$10,182	100%

	Nine months ended September 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Net settlements paid for matured commodity derivatives:
Oil	$(321,106)	$(96,675)	$(224,431)	(232)%
NGL	(38,152)	(63,434)	25,282	40%
Natural gas	(64,694)	(30,046)	(34,648)	(115)%
Total	$(423,952)	$(190,155)	$(233,797)	(123)%
Net premiums paid previously or upon settlement attributable to commodity derivatives that matured during the respective period:
Oil	$—	$(31,370)	$31,370	100%
Changes in average sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three and nine months ended September 30, 2022 and 2021:

(in thousands)	Oil	NGL	Natural gas	Total
Third-quarter 2021 Revenues	$229,329	$47,949	$33,998	$311,276
Effect of changes in average sales prices	84,586	6,095	38,199	128,880
Effect of changes in sales volumes	(2,175)	5,333	1,634	4,792
Third-quarter 2022 Revenues	$311,740	$59,377	$73,831	$444,948
Change ($)	$82,411	$11,428	$39,833	$133,672
Change (%)	36%	24%	117%	43%

(in thousands)	Oil	NGL	Natural gas	Total
Third-quarter year-to-date 2021 Revenues	$514,752	$133,121	$98,186	$746,059
Effect of changes in average sales prices	377,743	75,324	96,696	549,763
Effect of changes in sales volumes	177,047	(11,408)	(15,856)	149,783
Third-quarter year-to-date 2022 Revenues	$1,069,542	$197,037	$179,026	$1,445,605
Change ($)	$554,790	$63,916	$80,840	$699,546
Change (%)	108%	48%	82%	94%
The increase in our third-quarter 2022 oil revenues as compared to the same period in 2021 is primarily due to an increase in oil price. The increase in our third-quarter year-to-date 2022 oil revenues as compared to the same period in 2021 is primarily due to (i) an increase in oil price and (ii) the Sabalo/Shad Acquisition and Pioneer Acquisition, both of which occurred during the second half of 2021, and the related increase in our oil sales volumes.

Table of Content
The increase in our third-quarter 2022 NGL and natural gas revenues as compared to the same period in 2021 is primarily due to increases in NGL and natural gas prices. The increase in our third-quarter year-to-date 2022 NGL and natural gas revenues as compared to the same period in 2021 is primarily due to increases in NGL and natural gas prices, partially offset by the Working Interest Sale, which occurred during the second half of 2021, and the related decrease in our NGL and natural gas sales volumes.
Sales of purchased oil. Sales of purchased oil are a function of the volumes and prices of purchased oil sold to customers and are offset by the volumes and costs of purchased oil. During the three and nine months ended September 30, 2022, we were a firm shipper on the Gray Oak pipeline and we utilized purchased oil to fulfill portions of our commitments. In previous periods, we also utilized purchased oil to fulfill portions of our Bridgetex pipeline commitment, which ended during the first quarter of 2022. The continuance of this practice in the future is based upon, among other factors, our pipeline capacity as a firm shipper and the quantity of our lease production which may contribute to our pipeline commitments. Sales of purchased oil decreased during the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to a decrease in the volumes of purchased oil as our Bridgetex pipeline commitment ended during the first quarter of 2022, partially offset by an increase in sales prices.
The following tables present sales of purchased oil for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Sales of purchased oil	$18,371	$66,235	$(47,864)	(72)%

	Nine months ended September 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Sales of purchased oil	$106,030	$173,500	$(67,470)	(39)%

Table of Content
Costs and expenses
The following tables present information regarding costs and expenses and selected average costs and expenses per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2022 compared to 2021
(in thousands except for per BOE sold data)	2022	2021	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$44,246	$29,837	$14,409	48%
Production and ad valorem taxes	29,024	17,937	11,087	62%
Transportation and marketing expenses	13,285	11,660	1,625	14%
Midstream service expenses	769	1,014	(245)	(24)%
Costs of purchased oil	18,772	68,805	(50,033)	(73)%
General and administrative (excluding LTIP)	14,831	11,332	3,499	31%
General and administrative (LTIP):
LTIP cash	(3,782)	2,065	(5,847)	(283)%
LTIP non-cash	808	1,611	(803)	(50)%
Organizational restructuring expenses	10,420	—	10,420	100%
Depletion, depreciation and amortization	74,928	62,678	12,250	20%
Other operating expense, net	1,772	1,798	(26)	(1)%
Total costs and expenses	$205,073	$208,737	$(3,664)	(2)%
Gain on disposal of assets, net	4,282	95,201	(90,919)	(96)%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$6.04	$4.23	$1.81	43%
Production and ad valorem taxes	3.96	2.54	1.42	56%
Transportation and marketing expenses	1.81	1.65	0.16	10%
General and administrative (excluding LTIP)	2.02	1.61	0.41	25%
Total selected operating expenses	$13.83	$10.03	$3.80	38%
General and administrative (LTIP):
LTIP cash	$(0.52)	$0.29	$(0.81)	(279)%
LTIP non-cash	$0.11	$0.23	$(0.12)	(52)%
Depletion, depreciation and amortization	$10.23	$8.88	$1.35	15%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.

Table of Content

	Nine months ended September 30,		2022 compared to 2021
(in thousands except for per BOE sold data)	2022	2021	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$127,136	$68,526	$58,610	86%
Production and ad valorem taxes	89,512	45,957	43,555	95%
Transportation and marketing expenses	39,022	34,477	4,545	13%
Midstream service expenses	3,916	2,572	1,344	52%
Costs of purchased oil	108,516	183,458	(74,942)	(41)%
General and administrative (excluding LTIP)	41,729	33,479	8,250	25%
General and administrative (LTIP):
LTIP cash	3,606	10,905	(7,299)	(67)%
LTIP non-cash	5,465	4,798	667	14%
Organizational restructuring expenses	10,420	9,800	620	6%
Depletion, depreciation and amortization	226,555	140,763	85,792	61%
Impairment expense	—	1,613	(1,613)	(100)%
Other operating expense, net	2,947	4,099	(1,152)	(28)%
Total costs and expenses	$658,824	$540,447	$118,377	22%
Gain on disposal of assets, net	4,952	93,454	(88,502)	(95)%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$5.55	$3.12	$2.43	78%
Production and ad valorem taxes	3.91	2.09	1.82	87%
Transportation and marketing expenses	1.70	1.57	0.13	8%
General and administrative (excluding LTIP)	1.82	1.52	0.30	20%
Total selected operating expenses	$12.98	$8.30	$4.68	56%
General and administrative (LTIP):
LTIP cash	$0.16	$0.50	$(0.34)	(68)%
LTIP non-cash	$0.24	$0.22	$0.02	9%
Depletion, depreciation and amortization	$9.89	$6.40	$3.49	55%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and are not calculated using the rounded numbers presented in the table above.

Lease operating expenses ("LOE"). LOE, which includes workover expenses, increased for the three and nine months ended September 30, 2022, compared to the same periods in 2021. LOE are daily expenses incurred to bring oil, NGL and natural gas out of the ground and to market, together with the daily expenses incurred to maintain our producing properties. Such costs also include maintenance, repairs and non-routine workover expenses related to our oil and natural gas properties. LOE increased during 2022 due to inflationary pressures and costs associated with integrating our assets from the Sabalo/Shad Acquisition and Pioneer Acquisition, primarily driven by costs related to artificial lift and flowback management. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to LOE.Total LOE is expected to remain relatively flat for the remainder of the year, with unit LOE increasing as total volumes are expected to decline.
Production and ad valorem taxes. Production and ad valorem taxes increased for the three and nine months ended September 30, 2022, compared to the same periods in 2021, due to increased oil, NGL and natural gas sales revenues. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenues, and are established by federal, state or local taxing authorities. We take advantage of all credits and exemptions in our various taxing jurisdictions. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.

Table of Content
Transportation and marketing expenses. Transportation and marketing expenses increased for the three and nine months ended September 30, 2022, compared to the same periods in 2021. These are expenses incurred for the delivery of produced oil to customers in the U.S. Gulf Coast market via the Gray Oak pipeline and, in previous periods, the Bridgetex pipeline. We ship the majority of our produced oil to the U.S. Gulf Coast, which we believe provides a long-term pricing advantage versus the Midland market. Additionally, firm transportation payments on excess pipeline capacity associated with transportation agreements are included in transportation and marketing expenses. See Note 10 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our transportation commitments.
Costs of purchased oil. During the three and nine months ended September 30, 2022, we were a firm shipper on the Gray Oak pipeline and we utilized purchased oil to fulfill portions of our commitments. In previous periods, we also utilized purchased oil to fulfill portions of our Bridgetex pipeline commitment, which ended during the first quarter of 2022. In the event our long-haul transportation capacity on the Gray Oak pipeline is expected to exceed our net production, consistent with our historic practice, we expect to continue to purchase third-party oil at the trading hubs to satisfy the deficit in our associated long-haul transportation commitments. Costs of purchased oil decreased for the three and nine months ended September 30, 2022, compared to the same periods in 2021 primarily due to a decrease in the volumes of purchased oil on pipelines as our Bridgetex pipeline commitment ended during the first quarter of 2022, partially offset by an increase in sales prices.
General and administrative ("G&A"). G&A, excluding employee compensation expenses from our long-term incentive plan ("LTIP"), increased for the three and nine months ended September 30, 2022, compared to the same period in 2021, mainly due to (i) increases in workforce and professional expenses and (ii) inflationary pressures.
LTIP cash expense decreased for the three and nine months ended September 30, 2022, compared to the same periods in 2021. These decreases are primarily due to (i) forfeitures of cash-settled performance unit awards in connection with the departure of our former Senior Vice President and Chief Operating Officer during the third quarter of 2022 and (ii) a decrease in the fair values of our cash-settled LTIP awards during the third quarter of 2022, mainly due to the performance of our stock during the period.
LTIP non-cash expense decreased for the three months ended September 30, 2022, compared to the same period in 2021, mainly due to forfeitures of share-settled LTIP awards in connection with the departure of our former Senior Vice President and Chief Operating Officer during the third quarter of 2022. LTIP non-cash expense increased for the nine months ended September 30, 2022, compared to the same period in 2021, mainly due to new share-settled LTIP awards granted to our employees during the second half of 2021 and the first half of 2022, and partially offset by forfeitures of share-settled LTIP awards in connection with the departure of our former Senior Vice President and Chief Operating Officer during the third quarter of 2022. See Note 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding our equity-based compensation.
Organizational restructuring expenses. Organizational restructuring expenses increased for the three and nine months ended September 30, 2022, compared to the same periods in 2021. Such expenses were incurred for (i) the departure our former Senior Vice President and Chief Operating Officer during the third quarter of 2022 and (ii) a workforce reduction during the second quarter of 2021. See Note 14 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding our organizational restructurings.
Gain on disposal of assets, net. Gain on disposal of assets, net, decreased for the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to the gain recorded in third-quarter 2021 in connection with the Working Interest Sale. See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion regarding the gain on the Working Interest Sale. From time to time, we dispose of inventory, midstream service assets and other fixed assets. The associated gain or loss recorded during the period fluctuates depending on the volume of the assets disposed, their associated net book value and, in the case of a disposal by sale, the sale price.

Table of Content
Depletion, depreciation and amortization ("DD&A"). The following tables present depletion expense per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Depletion expense per BOE sold	$9.79	$8.40	$1.39	17%

	Nine months ended September 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Depletion expense per BOE sold	$9.46	$5.94	$3.52	59%
Depletion expense per BOE increased for the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to (i) an increase in the book value of our oil and natural gas properties as a result of the Sabalo/Shad Acquisition and Pioneer Acquisition and the associated development costs and (ii) inflationary pressures. See Note 6 to our consolidated financial statements included in our 2021 Annual Report and "—Pricing and reserves" for additional information regarding the full cost method of accounting.
Other operating expense, net. These costs include accretion expense due to the passage of time on our asset retirement obligations. See Note 2 in our 2021 Annual Report for additional information regarding our asset retirement obligations.
Non-operating income (expense)
The following tables present the components of non-operating income (expense), net for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Gain (loss) on derivatives, net	$100,748	$(96,240)	$196,988	205%
Interest expense	(30,967)	(30,406)	(561)	(2)%
Gain extinguishment of debt, net	553	—	553	100%
Other income, net	98	441	(343)	(78)%
Total non-operating expense, net	$70,432	$(126,205)	$196,637	156%

	Nine months ended September 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Loss on derivatives, net	$(290,995)	$(467,547)	$176,552	38%
Interest expense	(96,251)	(82,222)	(14,029)	(17)%
Loss extinguishment of debt, net	(245)	—	(245)	(100)%
Other income, net	433	2,236	(1,803)	(81)%
Total non-operating expense, net	$(387,058)	$(547,533)	$160,475	29%
Gain (loss) on derivatives, net. The following tables present the changes in the components of gain (loss) on derivatives, net for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$225,037	$(3,514)	$228,551	6,504%
Settlements paid for matured derivatives, net	(124,289)	(92,726)	(31,563)	(34)%
Gain (loss) on derivatives, net	$100,748	$(96,240)	$196,988	205%

Table of Content

	Nine months ended September 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$131,118	$(285,081)	$416,199	146%
Settlements paid for matured derivatives, net	(423,668)	(191,507)	(232,161)	(121)%
Settlements received for contingent consideration	1,555	—	1,555	100%
Premiums received for commodity derivatives	—	9,041	(9,041)	(100)%
Loss on derivatives, net	$(290,995)	$(467,547)	$176,552	38%
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
Interest expense. During the third quarter of 2021, we completed the offering of the July 2029 Notes, with interest payable semi-annually commencing January 31, 2022 with interest from closing to that date. The increase during the nine months ended September 30, 2022 reflects a full year-to-date of interest expense incurred for the July 2029 Notes. See Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Income tax benefit (expense)
The following tables present income tax benefit (expense) for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Current	$960	$(1,300)	$2,260	174%
Deferred	$2,808	$(1,377)	$4,185	304%

	Nine months ended September 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Current	$(4,771)	$(1,300)	$(3,471)	(267)%
Deferred	$2,324	$707	$1,617	229%
We are subject to federal and state income taxes and the Texas franchise tax. The income tax benefit (expense) for the three and nine months ended September 30, 2022 is attributed to Texas franchise tax, due to a full valuation allowance recorded against the federal and Oklahoma deferred tax assets.
If we were to experience an "ownership change" as determined under Section 382 of the Internal Revenue Code, our ability to offset taxable income arising after the ownership change with net operating losses arising prior to the ownership change would be limited. As of September 30, 2022, no such ownership change has occurred.
With the rise in oil prices and the addition of oily, high-margin inventory, we have seen positive indications that we will use our NOLs. We utilized $244.8 million of our NOLs on our 2021 tax return and expect to utilize a comparable amount on our 2022 tax return. However, as of September 30, 2022, we believe it is more likely than not that a portion of the NOL loss carryforwards are not fully realizable. We continue to consider new evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed. Such consideration includes projected future cash flows from our oil, NGL and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax

Table of Content
liabilities recorded as of September 30, 2022, and our ability to capitalize intangible drilling costs, rather than expensing these costs and future projections of Oklahoma sourced income. A significant item of objective negative evidence considered was the cumulative historical three-year pre-tax loss and a net deferred tax asset position at September 30, 2022.
We currently believe it is reasonably possible we could achieve a three-year cumulative level of profitability within the next 12 months, which would enhance our ability to conclude that it is more likely than not that the deferred tax assets would be realized and support a release of the valuation allowance. However, the exact timing and amount of the release is unknown at this time. As long as we continue to conclude that the valuation allowance recorded against our net deferred tax assets is necessary, we will not have significant deferred income tax expense or benefit. The valuation allowance does not preclude us from utilizing the tax attributes if we recognize taxable income.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into U.S. law. The IRA includes various tax provisions, including a 1% excise tax on stock repurchases made by publicly traded U.S. corporations, expanded tax credits for clean energy incentives and a 15% corporate alternative minimum tax that applies to certain corporations with adjusted financial statement income in excess of $1.0 billion. The Company is evaluating the IRA and its requirements, as well as the potential impact of the IRA to its business. For additional discussion of our income taxes, see Note 12 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Liquidity and capital resources
Historically, our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings, proceeds from senior unsecured note offerings, borrowings under our Senior Secured Credit Facility and proceeds from asset dispositions. Our primary operational uses of capital have been for the acquisition, exploration and development of oil and natural gas properties and infrastructure development. During the third quarter of 2022, we have utilized our cash flows to fund the repurchase of portions of our senior unsecured notes and our share repurchase program. For additional discussion of the repurchase of our senior unsecured notes and our share repurchase program, see Notes 4 and 5, respectively, to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
We continually seek to maintain a financial profile that provides operational flexibility and monitor the markets to consider which financing alternatives, including debt and equity capital resources, joint ventures and asset sales, are available to meet our future planned capital expenditures, a significant portion of which we are able to adjust and manage. We also continually evaluate opportunities with respect to our capital structure, including issuances of new securities, as well as transactions involving our outstanding senior notes, which could take the form of open market or private repurchases, exchange or tender offers, or other similar transactions, and our common stock, which could take the form of open market or private repurchases. We may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. Such financing alternatives, or combination of alternatives, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We continuously look for other opportunities to maximize shareholder value. For further discussion of our financing activities related to debt instruments, see Notes 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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
As of September 30, 2022, we had cash and cash equivalents of $49.9 million and available capacity under the Senior Secured Credit Facility of $960.0 million, resulting in total liquidity of $1.0 billion. As of November 2, 2022, we had cash and cash equivalents of $53.9 million and full available capacity under the Senior Secured Credit Facility of $1.0 billion, resulting in total liquidity of $1.1 billion. We believe that our operating cash flows and the aforementioned liquidity sources provide us with sufficient liquidity and financial resources to manage our cash needs and contractual obligations, to implement our currently planned capital expenditure budget and, at our discretion, to fund any share repurchases, pay down, repurchase or refinance

Table of Content
debt or adjust our planned capital expenditure budget.
Cash requirements for known contractual and other obligations
The following table presents significant cash requirements for known contractual and other obligations as of September 30, 2022:

(in thousands)	Short-term(1)	Long-term	Total
Senior unsecured notes(2)	$106,495	$1,517,430	$1,623,925
Senior Secured Credit Facility(3)	—	40,000	40,000
Asset retirement obligations(4)	3,183	70,063	73,246
Firm transportation commitments(5)	17,217	60,282	77,499
Performance unit award cash payouts(6)	6,644	7,926	14,570
Lease commitments(7)	18,906	14,762	33,668
Total	$152,445	$1,710,463	$1,862,908
_____________________________________________________________________________
(1)We expect to satisfy our short-term contractual and other obligations with cash flows from operations.
(2)Amounts presented include both our principal and interest obligations. The July 2029 Notes consist of $298.2 million in principal and interest payments totaling $23.1 million each year with interest payments due semi-annually on January 31 and July 31 of each year until July 31, 2029. The January 2025 Notes and January 2028 Notes consist of $529.5 million and $326.8 million in principal, respectively, and interest payments totaling $50.3 million and $33.1 million each year, respectively, with interest payments due semi-annually on January 15 and July 15 of each year until January 15, 2025 and January 15, 2028, respectively.
(3)The $40.0 million principal on our Senior Secured Credit facility is due on July 16, 2025. Amounts presented do not include future loan advances, repayments, commitment fees or other fees on our Senior Secured Credit Facility as we cannot determine with accuracy the timing of such items. Additionally, amounts presented do not include interest expense as it is a floating rate instrument and we cannot determine with accuracy the future interest rates to be charged. See Notes 4 and 15 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our Senior Secured Credit Facility.
(4)Asset retirement obligations represent future costs associated with the retirement of tangible long-lived assets. See Note 2 in our 2021 Annual Report for additional information regarding our asset retirement obligations.
(5)Amounts represent commitments to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. See Note 10 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our firm transportation commitments.
(6)Amounts represent the estimated cash payouts as of September 30, 2022 for our performance unit awards granted on March 5, 2020 and March 9, 2021, utilizing our September 30, 2022 closing stock price. See Note 9 to our consolidated financial statements included in our 2021 Annual Report for additional discussion of our performance unit awards.
(7)Lease commitment amounts represent our minimum lease payments for our operating lease liabilities. We have committed to drilling rig contracts with third parties to facilitate our drilling plans. Amounts presented include the gross amount we are committed to pay for the drilling rig contract. However, we will record our proportionate share based on our working interest in our consolidated financial statements as incurred. Management does not currently anticipate the early termination of these contracts in 2022. See Note 5 to our consolidated financial statements included in our 2021 Annual Report for additional discussion of our leases and Note 10 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our drilling rig contracts.

Table of Content
Cash flows
The following table presents our cash flows for the periods presented and the corresponding changes for such periods:

	Nine months ended September 30,		2022 compared to 2021
(in thousands)	2022	2021	Change ($)	Change (%)
Net cash provided by operating activities	$720,702	$287,112	$433,590	151%
Net cash used in investing activities	(443,475)	(517,750)	74,275	14%
Net cash (used in) provided by financing activities	(284,084)	233,277	(517,361)	(222)%
Net (decrease) increase in cash and cash equivalents	$(6,857)	$2,639	$(9,496)	(360)%
Cash flows from operating activities
Net cash provided by operating activities increased during the nine months ended September 30, 2022, compared to the same period in 2021. Notable cash changes include (i) an increase in total oil, NGL and natural gas sales revenues of $699.5 million, (ii) a decrease of $241.2 million due to changes in net settlements for matured derivatives, net of premiums, mainly due to increases in commodity prices and (iii) an increase of $85.7 million due to net changes in operating assets and liabilities. Other significant changes include an increase in lease operating expense and production and ad valorem taxes. The increase in total oil, NGL and natural gas sales revenues was due to a 86% increase in average sales price per BOE as well as a 34% increase in oil volumes sold. For additional information, see "—Results of operations."
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
Cash flows from investing activities
Net cash used in investing activities decreased for the nine months ended September 30, 2022, compared to the same period in 2021, mainly due to (i) a decrease in acquisitions of oil and natural gas properties, offset by a decrease in proceeds from the sale of capital assets and (ii) inflationary pressures and an increase in non-operated capital expenditures related to oil and natural gas properties.
The following table presents incurred capital expenditures, on an accrual basis, in the acquisition, exploration and development of oil and natural gas properties, with asset retirement obligations included in evaluated property acquisition costs and development costs, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Property acquisition costs:
Evaluated	$3,515	$745,240	$8,295	$745,240
Unevaluated	179	127,505	3,470	127,505
Exploration costs	4,343	8,143	18,700	27,413
Development costs	130,961	127,031	420,468	279,032
Total oil and natural gas properties incurred capital expenditures(1)	$138,998	$1,007,919	$450,933	$1,179,190
______________________________________________________________________________
(1)Total oil and natural gas properties incurred capital expenditures includes certain employee-related costs.
The amount, timing and allocation of capital expenditures are largely discretionary and within management's control. If oil, NGL and natural gas prices are below our acceptable levels, or costs are above our acceptable levels, we may choose to defer a portion of our capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity

Table of Content
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
Cash flows from financing activities
For the nine months ended September 30, 2022, $284.1 million of net cash was used in financing activities compared to $233.3 million of net cash that was provided by financing activities for the same period in 2021. In 2022, we began executing our strategy to return cash to shareholders through redemption of our senior secured notes and repurchasing our equity, which consisted of extinguishment of debt on our senior unsecured notes of $182.3 million and share repurchases of $26.6 million during the nine months ended September 30, 2022. Other notable 2022 activity included (i) borrowings on our Senior Secured Credit Facility of $335.0 million, (ii) payments on our Senior Secured Credit Facility of $400.0 million and (iii) stock exchanged for tax withholding of $7.4 million. For further discussion of our financing activities related to debt instruments and share repurchases, see Notes 4 and 5, respectively, to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Sources of Liquidity
Senior Secured Credit Facility
As of September 30, 2022, the Senior Secured Credit Facility, which matures on July 16, 2025, had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $1.25 billion and $1.0 billion, respectively, with a $40.0 million balance outstanding, and was subject to an interest rate of 5.379%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which we were in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of December 31, 2021, we had a $44.1 million letter of credit outstanding under the Senior Secured Credit Facility. There were no outstanding letters of credit as of September 30, 2022. The Senior Secured Credit Facility is fully and unconditionally guaranteed by LMS and GCM.
On August 30, 2022, we entered into the Ninth Amendment to the Senior Secured Credit Facility. The Ninth Amendment, among other things, added additional capacity to making repurchases of the Company's common stock and clarified the conditions to making redemptions of the Company's debt.
On November 1, 2022, we entered into the Tenth Amendment to our Senior Secured Credit Facility. The Tenth Amendment, among other things, (i) increases the borrowing base from $1.25 billion to $1.3 billion, (ii) permits additional senior note buybacks and other restricted payments, subject to certain conditions; and (iii) makes technical changes to permit us to potentially incur term loans, subject to terms to be agreed with lenders making such term loans, in addition to revolving loans, in each case, subject to the terms of the Tenth Amendment and the Senior Secured Credit Facility.
See Notes 4 and 15 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our Senior Secured Credit Facility.
January 2025 Notes, January 2028 Notes and July 2029 Notes
The following table presents principal amounts and applicable interest rates for our outstanding January 2025 Notes, January 2028 Notes and July 2029 Notes as of September 30, 2022:

(in millions, except for interest rates)	Principal	Interest rate
January 2025 Notes	$529.5	9.500%
January 2028 Notes	326.8	10.125%
July 2029 Notes	298.2	7.750%
Total senior unsecured notes	$1,154.5

Table of Content
During the nine months ended September 30, 2022, we repurchased a total of $184.5 million in aggregate principal amount of our senior unsecured notes. See Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of these repurchases.
Supplemental Guarantor information
As of September 30, 2022, $1.2 billion of our senior unsecured notes remained outstanding. Our wholly owned subsidiaries, LMS and GCM (each, a "Guarantor," and together, the "Guarantors"), jointly and severally, and fully and unconditionally, guarantees the January 2025 Notes, January 2028 Notes and July 2029 Notes.
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

Table of Content
The following table presents a reconciliation of net cash provided by operating activities (GAAP) to Free Cash Flow (non-GAAP) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net cash provided by operating activities	$182,615	$97,674	$720,702	$287,112
Less:
Change in current assets and liabilities, net	(1,812)	(3,142)	101,583	27,106
Change in noncurrent assets and liabilities, net	(7,034)	(16,715)	(13,247)	(24,505)
Cash flows from operating activities before changes in operating assets and liabilities, net	191,461	117,531	632,366	284,511
Less incurred capital expenditures, excluding non-budgeted acquisition costs:
Oil and natural gas properties(1)	135,304	135,174	439,168	306,445
Midstream service assets(1)	506	567	1,232	2,422
Other fixed assets	4,290	1,685	8,562	3,229
Total incurred capital expenditures, excluding non-budgeted acquisition costs	140,100	137,426	448,962	312,096
Free Cash Flow (non-GAAP)	$51,361	$(19,895)	$183,404	$(27,585)
_____________________________________________________________________________
(1)Includes capitalized share-settled equity-based compensation and asset retirement costs.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income or loss (GAAP) plus adjustments for share-settled equity-based compensation, depletion, depreciation and amortization, impairment expense, gains or losses on disposal of assets, mark-to-market on derivatives, premiums paid or received for commodity derivatives that matured during the period, accretion expense, interest expense, income taxes and other non-recurring income and expenses. Adjusted EBITDA provides no information regarding a company's capital structure, borrowings, interest costs, capital expenditures, working capital movement or tax position. Adjusted EBITDA does not represent funds available for future discretionary use because it excludes funds required for debt service, capital expenditures, working capital, income taxes, franchise taxes and other commitments and obligations. However, our management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure:
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

Table of Content
The following table presents a reconciliation of net income (loss) (GAAP) to Adjusted EBITDA (non-GAAP) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$337,523	$136,832	$513,288	$(71,268)
Plus:
Share-settled equity-based compensation, net	1,638	1,811	6,295	5,609
Depletion, depreciation and amortization	74,928	62,678	226,555	140,763
Impairment expense	—	—	—	1,613
Organizational restructuring expenses	10,420	—	10,420	9,800
Gain on disposal of assets, net	(4,282)	(95,201)	(4,952)	(93,454)
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(100,748)	96,240	290,995	467,547
Settlements paid for matured derivatives, net	(124,289)	(92,726)	(423,668)	(191,507)
Settlements received for contingent consideration	—	—	1,555	—
Net premiums paid for commodity derivatives that matured during the period(1)	—	(10,182)	—	(31,370)
Accretion expense	954	906	2,946	3,207
Interest expense	30,967	30,406	96,251	82,222
(Gain) loss on extinguishment of debt, net	(553)	—	245	—
Income tax (benefit) expense	(3,768)	2,677	2,447	593
Adjusted EBITDA (non-GAAP)	$222,790	$133,441	$722,377	$323,755
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
There have been no material changes in our critical accounting estimates during the nine months ended September 30, 2022. See our critical accounting estimates in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Annual Report.

Table of Content
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
The fair value of our open commodity positions are largely determined by the relevant forward commodity price curves of the indexes associated with our open derivative positions. The following table provides a sensitivity analysis of the projected incremental effect on income or loss before income taxes of a hypothetical 10% change in the relevant forward commodity price curves of the indexes associated with our open commodity positions as of September 30, 2022:

(in thousands)	As of September 30, 2022
Commodity derivative liability position	$(40,073)
Impact of a 10% increase in forward commodity prices	$(44,477)
Impact of a 10% decrease in forward commodity prices	$60,771
See Notes 8 and 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our commodity derivatives. For additional discussion of our quantitative and qualitative disclosures about market risk, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2021 Annual Report.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our senior unsecured notes bear interest at fixed rates. The interest rate on our Senior Secured Credit Facility as of September 30, 2022 was 5.379%. See Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our debt. The interest rate on borrowings may be based on an alternate base rate or term secured overnight financing rate ("Term SOFR"), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the "prime rate" (as publically announced by Wells Fargo Bank, N.A.) in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our Senior Secured Credit Facility) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. Interest on Term SOFR loans is equal to the sum of (a)(i) the Term SOFR (as defined in our Senior Secured Credit Facility) rate for such period plus (ii) the Term SOFR Adjustment (as defined in our Senior Secured Credit Facility) of 0.1% (in the case of clause (a), subject to a floor of 0%) plus (b) the applicable margin. The applicable margin varies from 1.5% to 2.5% on alternate base rate borrowings and from 2.5% to 3.5% on Term SOFR borrowings, in each case, depending on our utilization ratio. At September 30, 2022, the applicable margin on our borrowings were 1.5% for alternate base rate borrowings and 2.5% for Term SOFR borrowings.

Table of Content
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Laredo's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Laredo's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Laredo's disclosure controls and procedures were effective as of September 30, 2022. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Laredo's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Content
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
Continuing or worsening inflationary pressures and associated changes in monetary policy have resulted in and may result in additional increases to our drilling and completions costs and costs of oilfield services, equipment, and materials, which in turn have caused and may continue to cause our capital expenditures and operating costs to rise.
The U.S. inflation rate has been steadily increasing since 2021 and into 2022. These inflationary pressures have resulted in and may result in additional increases to our drilling and completions costs and costs of oilfield services, equipment, and materials, which in turn have caused and may continue to cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which — or the combination thereof — could hurt the financial and operating results of our business.
Item 2.    Purchases of Equity Securities
The following table summarizes purchases of common stock by Laredo for the periods presented:

Period	Total number of shares purchased(1)	Weighted-average price paid per share(2)	Total number of shares purchased as part of publicly announced plans(3)	Maximum value that may yet be purchased under the program as of the respective period-end date(3)
July 1, 2022 - July 31, 2022	102,244	$70.53	94,031	$184,283,901
August 1, 2022 - August 31, 2022	105,772	$72.18	105,772	$176,648,973
September 1, 2022 - September 30, 2022	48,867	$72.07	44,884	$173,413,515
Total	256,883		244,687
______________________________________________________________________________
(1)Includes shares that were withheld by us to satisfy tax withholding obligations that arose upon the lapse of restrictions on equity-based compensation awards.
(2)Average share price includes any commissions paid to repurchase stock.
(3)On May 31, 2022, our board of directors authorized a $200 million share repurchase program commencing on the date of such announcement and continuing through and including May 27, 2024. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, including under plans complying with Rule 10b5-1 of the Exchange Act, and privately negotiated transactions. During the three months ended September 30, 2022, we repurchased 244,687 shares under this program at a cost of $17.5 million.
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
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits

		Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Laredo Petroleum Holdings, Inc.	8-K	3.1	12/22/2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Laredo Petroleum Holdings, Inc.	8-K	3.1	6/1/2020
3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Laredo Petroleum, Inc.	8-K	3.1	5/26/2022
3.4	Certificate of Ownership and Merger, dated as of December 30, 2013.	8-K	3.1	1/6/2014
3.5	Third Amended and Restated Bylaws of Laredo Petroleum, Inc., effective March 3, 2021.	8-K	3.1	3/4/2021
4.1	Form of Common Stock Certificate.	8-A12B/A	4.1	1/7/2014
10.1	Amendment to the Laredo Petroleum, Inc. Omnibus Equity Incentive Plan, as amended and restated as of May 20, 2021.	10-Q	10.4	8/04/2022
10.2#	Ninth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of August 30, 2022, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.1	8/30/2022
10.3#	Tenth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of November 1, 2022, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.1	11/3/2022
22.1	List of Issuers and Guarantor Subsidiaries.	10-Q	22.1	5/7/2020
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101	The following financial information from Laredo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

LAREDO PETROLEUM, INC.

Date: November 3, 2022	By:	/s/ Jason Pigott
Jason Pigott
President and Chief Executive Officer
(principal executive officer)

Date: November 3, 2022	By:	/s/ Bryan J. Lemmerman
Bryan J. Lemmerman
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: November 3, 2022	By:	/s/ Jessica R. Wren
Jessica R. Wren
Senior Director of Financial Accounting and SEC Reporting
(principal accounting officer)