Form 10-Q
period 2023-03-31
Vital Energy, Inc.
filed 2023-05-09
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of May 4, 2023: 18,596,810

VITAL ENERGY, INC.

Glossary of Oil and Natural Gas Terms and Certain Other Terms
The following terms are used throughout this Quarterly Report on Form 10-Q (this "Quarterly Report"):
"Argus WTI Midland"—An index price reflecting the weighted average price of WTI at the pipeline and storage hub at Midland.
"Argus WTI Formula Basis"—The outright price at Cushing that is used as the basis for pricing all other Argus US Gulf coast physical crudes.
"Basin"—A large natural depression on the earth's surface in which sediments, generally brought by water, accumulate.
"Bbl" or "barrel"—One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate, natural gas liquids or water.
"Bbl/d"—Bbl per day.
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
"Exchange Act" —The Securities Exchange Act of 1934, as amended.
"Formation"—A layer of rock which has distinct characteristics that differ from nearby rock.
"Fracturing" or "Frac"—The propagation of fractures in a rock layer by a pressurized fluid. This technique is used to release petroleum and natural gas for extraction.
"GAAP"—Generally accepted accounting principles in the United States.
"Gross acres"—The total acres or wells, as the case may be, in which a working interest is owned.
"Henry Hub"—A natural gas pipeline delivery point in south Louisiana that serves as the benchmark natural gas price underlying NYMEX natural gas futures contracts.
"Horizon" —A term used to denote a surface in or of rock, or a distinctive layer of rock that might be represented by a reflection in seismic data.
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
"SEC" — The U.S. Securities and Exchange Commission.
"Securities Act" — The Securities Act of 1933, as amended.
"Senior Secured Credit Facility" — The Fifth Amended and Restated Credit Agreement among Vital Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Vital Midstream Services, LLC, as guarantor, and the banks signatory thereto.
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
"WAHA"—Waha West Texas Natural Gas Index price as quoted in Platt's Inside FERC.
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
•changes in domestic and global production, supply and demand for oil, NGL and natural gas, including as a result of the coronavirus ("COVID-19") pandemic and actions by the Organization of the Petroleum Exporting Countries members and other oil exporting nations ("OPEC+");
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
•the effects, duration and other implications of, including government response to, COVID-19, or the threat and occurrence of other epidemic or pandemic diseases;
•ongoing war and political instability in Ukraine and Russian efforts to destabilize the government of Ukraine and the global hydrocarbon market;
v

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
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations"and elsewhere in this Quarterly Report, and under "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report") and those set forth from time to time in our other filings with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Vital Energy, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$27,682	$44,435
Accounts receivable, net	147,071	163,369
Derivatives	39,109	24,670
Other current assets	15,804	13,317
Total current assets	229,666	245,791
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	9,735,559	9,554,706
Unevaluated properties not being depleted	50,142	46,430
Less: accumulated depletion and impairment	(7,401,480)	(7,318,399)
Oil and natural gas properties, net	2,384,221	2,282,737
Midstream and other fixed assets, net	128,012	127,803
Property and equipment, net	2,512,233	2,410,540
Derivatives	26,448	24,363
Operating lease right-of-use assets	138,513	23,047
Other noncurrent assets, net	36,384	22,373
Total assets	$2,943,244	$2,726,114
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$91,688	$102,516
Accrued capital expenditures	67,221	48,378
Undistributed revenue and royalties	148,199	160,023
Derivatives	1,686	5,960
Operating lease liabilities	48,434	15,449
Other current liabilities	34,279	82,950
Total current liabilities	391,507	415,276
Long-term debt, net	1,163,807	1,113,023
Asset retirement obligations	71,308	70,366
Operating lease liabilities	87,301	9,435
Other noncurrent liabilities	3,953	7,268
Total liabilities	1,717,876	1,615,368
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, and 17,024,976 and 16,762,127 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	170	168
Additional paid-in capital	2,754,765	2,754,085
Accumulated deficit	(1,529,567)	(1,643,507)
Total stockholders' equity	1,225,368	1,110,746
Total liabilities and stockholders' equity	$2,943,244	$2,726,114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2023	2022
Revenues:
Oil sales	$266,731	$347,443
NGL sales	33,006	65,155
Natural gas sales	18,074	38,589
Sales of purchased oil	13,851	78,864
Other operating revenues	845	2,344
Total revenues	332,507	532,395
Costs and expenses:
Lease operating expenses	50,181	40,876
Production and ad valorem taxes	20,531	27,487
Transportation and marketing expenses	10,915	14,743
Costs of purchased oil	14,167	82,964
General and administrative	25,930	21,944
Depletion, depreciation and amortization	86,779	73,492
Other operating expenses, net	1,484	138
Total costs and expenses	209,987	261,644
Gain (loss) on disposal of assets, net	237	(260)
Operating income	122,757	270,491
Non-operating income (expense):
Gain (loss) on derivatives, net	20,490	(325,816)
Interest expense	(28,554)	(32,477)
Other income, net	854	144
Total non-operating expense, net	(7,210)	(358,149)
Income (loss) before income taxes	115,547	(87,658)
Income tax benefit (expense):
Current	(1,331)	(1,218)
Deferred	(276)	2,095
Total income tax benefit (expense)	(1,607)	877
Net income (loss)	$113,940	$(86,781)
Net income (loss) per common share:
Basic	$6.93	$(5.18)
Diluted	$6.89	$(5.18)
Weighted-average common shares outstanding:
Basic	16,431	16,767
Diluted	16,545	16,767

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2022	16,762	$168	$2,754,085	—	$—	$(1,643,507)	$1,110,746
Restricted stock awards	315	3	(3)	—	—	—	—
Restricted stock forfeitures	(3)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	49	(2,459)	—	(2,459)
Retirement of treasury stock	(49)	(1)	(2,458)	(49)	2,459	—	—
Share-settled equity-based compensation	—	—	3,141	—	—	—	3,141
Net income	—	—	—	—	—	113,940	113,940
Balance, March 31, 2023	17,025	$170	$2,754,765	—	$—	$(1,529,567)	$1,225,368

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2021	17,075	$171	$2,788,628	—	$—	$(2,275,019)	$513,780
Restricted stock awards	232	2	(2)	—	—	—	—
Restricted stock forfeitures	(4)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	76	(5,847)	—	(5,847)
Retirement of treasury stock	(76)	(1)	(5,846)	(76)	5,847	—	—
Share-settled equity-based compensation	—	—	2,636	—	—	—	2,636
Performance share conversion	75	1	(1)	—	—	—	—
Net loss	—	—	—	—	—	(86,781)	(86,781)
Balance, March 31, 2022	17,302	$173	$2,785,415	—	$—	$(2,361,800)	$423,788

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$113,940	$(86,781)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-settled equity-based compensation, net	2,572	2,053
Depletion, depreciation and amortization	86,779	73,492
(Gain) loss on disposal of assets, net	(237)	260
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(20,490)	325,816
Settlements paid for matured derivatives, net	(2,343)	(125,370)
Deferred income tax expense (benefit)	276	(2,095)
Other, net	2,384	6,731
Changes in operating assets and liabilities:
Accounts receivable, net	13,961	(61,742)
Other current assets	(7,464)	5,092
Other noncurrent assets, net	2,345	(15,227)
Accounts payable and accrued liabilities	(10,693)	1,842
Undistributed revenue and royalties	(11,825)	44,294
Other current liabilities	(48,650)	(1,471)
Other noncurrent liabilities	(4,430)	3,988
Net cash provided by operating activities	116,125	170,882
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net	—	(7,870)
Capital expenditures:
Oil and natural gas properties	(165,042)	(143,500)
Midstream and other fixed assets	(2,771)	(2,345)
Proceeds from dispositions of capital assets, net of selling costs	2,175	2,019
Settlements received for contingent consideration	2,035	—
Net cash used in investing activities	(163,603)	(151,696)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	95,000	50,000
Payments on Senior Secured Credit Facility	(45,000)	(55,000)
Stock exchanged for tax withholding	(2,459)	(5,847)
Other, net	(492)	—
Net cash provided by (used in) financing activities	47,049	(10,847)
Net (decrease) increase in cash, cash equivalents and restricted cash	(429)	8,339
Cash, cash equivalents and restricted cash, beginning of period	44,435	56,798
Cash, cash equivalents and restricted cash, end of period(1)	$44,006	$65,137
______________________________________________________________________________
(1)See Note 1 for further discussion of the Company's cash, cash equivalents and restricted cash.
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Vital Energy, Inc.
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
The unaudited consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2022 is derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of March 31, 2023, results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. All adjustments are of a recurring nature unless otherwise disclosed herein.
Certain disclosures have been condensed or omitted from the unaudited consolidated financial statements. Accordingly, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2022 Annual Report.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. There was no impact on previously reported total assets, total liabilities, net income (loss) or stockholders' equity for the periods presented.
Significant accounting policies
There have been no material changes in the Company's significant accounting policies during the three months ended March 31, 2023. See Note 2 in the 2022 Annual Report for discussion of significant accounting policies.
The following table presents the Company's cash, cash equivalents and restricted cash as of the dates presented:

	As of March 31,
(in thousands)	2023	2022
Cash and cash equivalents	$27,682	$65,137
Restricted cash(1)	16,324	—
Total cash, cash equivalents and restricted cash	$44,006	$65,137
______________________________________________________________________________
(1)Under the terms of the Driftwood PSA (defined below), the Company deposited $16.3 million into a third-party escrow account, which is included in "Other noncurrent assets, net" on the consolidated balance sheets as of March 31, 2023.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates are reasonable, actual results could differ.
See Note 2 in the 2022 Annual Report for further information regarding the use of estimates and assumptions.
Note 2—New accounting standards
The Company considered the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board to the Accounting Standards Codification ("ASC") and has determined there are no ASUs that are not yet adopted and meaningful to disclose as of March 31, 2023. Additionally, the Company did not adopt any new ASUs during the three months ended March 31, 2023.
Note 3—Acquisitions and divestitures
2023 Acquisition
On February 14, 2023, the Company entered into a purchase and sale agreement (the "Driftwood PSA") with Driftwood Energy Operating, LLC (the "Seller"), pursuant to which the Company agreed to purchase (the "Driftwood Acquisition") Seller's oil and gas properties in the Midland Basin, including approximately 11,200 net acres located in Upton and Reagan Counties and related assets and contracts, inclusive of derivatives, for a purchase price of (i) $127.6 million of cash, subject to customary closing price adjustments, and (ii) 1,578,948 shares of the Company's common stock. Under the terms of the Driftwood PSA, the Company deposited $16.3 million into a third-party escrow account, which is included in "Other noncurrent assets, net" on the consolidated balance sheets as of March 31, 2023. The Company funded the cash portion of the purchase price and related transaction costs with respect to the Driftwood Acquisition from cash on hand and borrowings under its Senior Secured Credit Facility.
The Company expects to finalize its allocation of the purchase consideration as soon as practicable after completion of the Driftwood Acquisition.
For income tax purposes, the Driftwood Acquisition will be treated as an asset purchase such that the tax basis in the assets and liabilities will generally reflect the allocated fair value at closing. Therefore, the Company does not anticipate a material tax consequence for deferred income taxes related to the Driftwood Acquisition.
See Note 13 for discussion of the April 3, 2023 closing of the Driftwood Acquisition.
2022 Divestiture
On August 16, 2022, the Company entered into a purchase and sale agreement with Northern Oil and Gas, Inc. ("NOG"), pursuant to which the Company agreed to sell to NOG the Company's working interests in certain specified non-operated oil and gas properties (the "NOG Working Interest Sale").
On October 3, 2022, the Company closed the NOG Working Interest Sale for an aggregate sales price of $106.1 million, inclusive of post-closing adjustments.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 4—Debt
Long-term debt, net
The following table presents the Company's long-term debt and debt issuance costs, net included in "Long-term debt, net" on the consolidated balance sheets as of the dates presented:

	March 31, 2023			December 31, 2022
(in thousands)	Long-term debt	Debt issuance costs, net	Long-term debt, net	Long-term debt	Debt issuance costs, net	Long-term debt, net
January 2025 Notes	$455,628	$(2,854)	$452,774	$455,628	$(3,297)	$452,331
January 2028 Notes	300,309	(3,302)	297,007	300,309	(3,478)	296,831
July 2029 Notes	298,214	(4,188)	294,026	298,214	(4,353)	293,861
Senior Secured Credit Facility(1)	120,000	—	120,000	70,000	—	70,000
Total	$1,174,151	$(10,344)	$1,163,807	$1,124,151	$(11,128)	$1,113,023
______________________________________________________________________________
(1)Debt issuance costs, net related to the Senior Secured Credit Facility of $6.6 million and $7.3 million as of March 31, 2023 and December 31, 2022, respectively, are included in "Other noncurrent assets, net" on the consolidated balance sheets.
Senior Secured Credit Facility
As of March 31, 2023, the Senior Secured Credit Facility, which matures on July 16, 2025 (subject to a springing maturity date of July 29, 2024 if any of the January 2025 Notes are outstanding on such date), had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $1.3 billion and $1.0 billion, respectively, with a $120.0 million balance outstanding, and was subject to an interest rate of 7.385%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity and $80.0 million. As of March 31, 2023 and December 31, 2022, the Company had no letters of credit outstanding under the Senior Secured Credit Facility. For additional information see Note 7 in the 2022 Annual Report. See Note 13 for discussion of (i) additional borrowings and repayments on and (ii) the reaffirmation of the borrowing base and aggregate commitment of the Senior Secured Credit Facility subsequent to March 31, 2023.
Note 5—Equity Incentive Plan
The Vital Energy, Inc. Omnibus Equity Incentive Plan (the "Equity Incentive Plan") provides for the granting of incentive awards in the form of restricted stock awards, stock option awards, performance share awards, performance unit awards, phantom unit awards and other awards. The Equity Incentive Plan allows for the issuance of up to 2,432,500 shares.
See Note 9 in the 2022 Annual Report for additional discussion of the Company's equity-based compensation awards.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents activity for equity-based compensation awards for the three months ended March 31, 2023:

	Equity Awards			Liability Awards
(in thousands)	Restricted Stock Awards	Stock Option Awards	Performance Share Awards	Performance Unit Awards(1)(2)	Phantom Unit Awards(3)
Outstanding as of December 31, 2022	362	3	48	150	18
Granted	315	—	—	75	—
Forfeited	(3)	—	—	—	—
Vested	(133)	—	—	(67)	(16)
Expired or canceled	—	(1)	—	—	—
Outstanding as of March 31, 2023	541	2	48	158	2
_____________________________________________________________________________
(1)The performance unit awards granted on March 5, 2020 had a performance period of January 1, 2020 to December 31, 2022 and, as their market and performance criteria were satisfied, resulted in a 151% payout, or 101,368 units. As such, the granted awards vested and were paid out in cash on March 3, 2023 at $57.06 based on the Company's closing stock price on the vesting date.
(2)On February 15, 2023, the Company granted performance unit awards with a performance period of January 1, 2023 through December 31, 2025. The market criteria consists of: (i) annual relative total shareholder return comparing the Company's shareholder return to the shareholder return of the exploration and production companies listed in the Russel 2000 Index and (ii) annual absolute shareholder return. The performance criteria for these awards consists of: (i) earnings before interest, taxes, depreciation, amortization and exploration expense and three-year total debt reduction, (ii) growth in inventory and (iii) emissions reductions. Any units earned are expected to be paid in cash during the first quarter following the completion of the requisite service period, based on the achievement of market and performance criteria, and the payout can range from 0% to 225%.
(3)On March 1, 2023 and March 3, 2023, granted phantom unit awards vested and were paid out in cash at $52.56 and $57.06, respectively, based on the Company's closing stock price on the vesting date.
As of March 31, 2023, total unrecognized cost related to equity-based compensation awards was $34.4 million, of which $5.3 million was attributable to liability awards which will be settled in cash rather than shares. Such cost will be recognized on a straight-line basis over an expected weighted-average period of 2.35 years.
Equity-based compensation
The following table reflects equity-based compensation expense for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Equity awards:
Restricted stock awards	$2,717	$2,175
Performance share awards	424	461
Total share-settled equity-based compensation, gross	3,141	2,636
Less amounts capitalized	(569)	(583)
Total share-settled equity-based compensation, net	2,572	2,053
Liability awards:
Performance unit awards	497	5,566
Phantom unit awards	217	609
Total cash-settled equity-based compensation, gross	714	6,175
Less amounts capitalized	(50)	(47)
Total cash-settled equity-based compensation, net	664	6,128
Total equity-based compensation, net	$3,236	$8,181

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 6—Net income (loss) per common share
Basic and diluted net income (loss) per common share are computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution of non-vested equity-based compensation awards. See Note 9 in the 2022 Annual Report for additional discussion of these awards. For the three months ended March 31, 2022, all of these awards were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net loss per common share.
The following table reflects the calculations of basic and diluted (i) weighted-average common shares outstanding and (ii) net income (loss) per common share for the periods presented:

	Three months ended March 31,
(in thousands, except for per share data)	2023	2022
Net income (loss)	$113,940	$(86,781)
Weighted-average common shares outstanding:
Basic	16,431	16,767
Dilutive non-vested restricted stock awards	114	—
Diluted	16,545	16,767
Net income (loss) per common share:
Basic	$6.93	$(5.18)
Diluted	$6.89	$(5.18)
Note 7—Derivatives
The Company has two types of derivative instruments as of March 31, 2023: (i) commodity derivatives and (ii) a contingent consideration derivative. In previous periods, the Company also engaged in an interest rate swap derivative, which concluded during the second quarter of 2022. See Note 8 for discussion of fair value measurement of derivatives on a recurring basis and Note 13 for discussion of derivatives subsequent events. The Company's derivatives were not designated as hedges for accounting purposes, and the Company does not enter into such instruments for speculative trading purposes. Accordingly, the changes in derivative fair values are recognized in "Gain (loss) on derivatives, net" under "Non-operating expense" on the consolidated statements of operations.
The following table summarizes components of the Company's gain (loss) on derivatives, net by type of derivative instrument for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Commodity	$17,582	$(329,724)
Contingent consideration	2,908	3,895
Interest rate	—	13
Gain (loss) on derivatives, net	$20,490	$(325,816)
Commodity
Due to the inherent volatility in oil, NGL and natural gas prices and the sometimes wide pricing differentials between where the Company produces and where the Company sells such commodities, the Company engages in commodity derivative transactions, such as puts, swaps, collars and basis swaps, to hedge price risk associated with a portion of the Company's anticipated sales volumes. By removing a portion of the price volatility associated with future sales volumes, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. See Note 11 in the 2022 Annual Report for discussion of transaction types and settlement indexes. During the three months ended March 31, 2023, the Company’s derivatives were settled based on reported prices on commodity exchanges, with oil derivatives settled based on WTI NYMEX and natural gas derivatives settled based on Henry Hub NYMEX and Waha Inside FERC pricing.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes open commodity derivative positions as of March 31, 2023, for commodity derivatives that were entered into through March 31, 2023, for the settlement periods presented:

	Remaining Year 2023	Year 2024
Oil:
WTI NYMEX - Collars:
Volume (Bbl)	3,658,000	—
Weighted-average floor price ($/Bbl)	$69.00	$—
Weighted-average ceiling price ($/Bbl)	$85.47	$—
Natural gas:
Henry Hub NYMEX - Collars:
Volume (MMBtu)	19,250,000	—
Weighted-average floor price ($/MMBtu)	$4.14	$—
Weighted-average ceiling price ($/MMBtu)	$8.43	$—
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	30,250,000	3,660,000
Weighted-average differential ($/MMBtu)	$(1.53)	$(0.75)
Contingent consideration
On May 7, 2021, the Company entered into a purchase and sale agreement (the "Sixth Street PSA"), to sell 37.5% of the Company's working interest in certain producing wellbores and the related properties primarily located within Glasscock and Reagan Counties, Texas. The Sixth Street PSA provides for potential contingent payments to be paid to the Company if certain cash flow targets are met related to divested oil and natural gas property operations (the "Sixth Street Contingent Consideration"). The Sixth Street Contingent Consideration provides the Company with the right to receive up to a maximum of $93.7 million in additional cash consideration, comprised of potential quarterly payments through June 2027 totaling up to $38.7 million and a potential balloon payment of $55.0 million in June 2027. As of March 31, 2023, the maximum remaining additional cash consideration of the contingent consideration was $87.8 million. The fair value of the Sixth Street Contingent Consideration was $28.1 million as of March 31, 2023 and $26.6 million as of December 31, 2022.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 8—Fair value measurements
See the beginning of Note 12 in the 2022 Annual Report for information about the fair value hierarchy levels.
Fair value measurement on a recurring basis
See Note 7 for further discussion of the Company's derivatives.
Balance sheet presentation
The following tables present the Company's derivatives by (i) balance sheet classification, (ii) derivative type and (iii) fair value hierarchy level, and provide a total, on a gross basis and a net basis reflected in "Derivatives" on the consolidated balance sheets as of the dates presented:

	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$41,453	$—	$41,453	$(4,353)	$37,100
Contingent consideration	—	—	2,009	2,009	—	2,009
Noncurrent:
Commodity	—	364	—	364	—	364
Contingent consideration	—	—	26,084	26,084	—	26,084
Liabilities:
Current:
Commodity	—	(6,039)	—	(6,039)	4,353	(1,686)
Net derivative asset positions	$—	$35,778	$28,093	$63,871	$—	$63,871

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$35,586	$—	$35,586	$(13,193)	$22,393
Contingent consideration	—	—	2,277	2,277	—	2,277
Noncurrent:
Contingent consideration	—	—	24,363	24,363	—	24,363
Liabilities:
Current:
Commodity	—	(19,153)	—	(19,153)	13,193	(5,960)
Net derivative asset positions	$—	$16,433	$26,640	$43,073	$—	$43,073
See Note 12 in the 2022 Annual Report for discussion of the significant Level 2 inputs used in the fair value mark-to-market analysis of commodity, interest rate and contingent consideration derivatives. The Company reviewed the third-party specialist's valuations of commodity, interest rate and contingent consideration derivatives, including the related inputs, and analyzed changes in fair values between reporting dates.
The Sixth Street Contingent Consideration associated with the Working Interest Sale was categorized as Level 3 of the fair value hierarchy, as the Company utilized its own cash flow projections along with a risk-adjusted discount rate generated by a third-party valuation specialist to determine the valuation. The Company reviewed the third-party specialist's valuation,

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
including the related inputs, and analyzed changes in fair values between the divestiture closing date and the reporting dates. The fair value of the Sixth Street Contingent Consideration was recorded as part of the basis in the oil and natural gas properties divested and as a contingent consideration asset. At each quarterly reporting period, the Company remeasures contingent consideration with the change in fair values recognized in "Gain (loss) on derivatives, net" under "Non-operating expense" on the consolidated statement of operations.
The following table summarizes the changes in contingent consideration derivatives classified as Level 3 measurements for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Balance of Level 3 at beginning of period	$26,640	$35,861
Change in Sixth Street Contingent Consideration fair value	2,908	3,895
Settlements realized(1)	(1,455)	—
Balance of Level 3 at end of period	$28,093	$39,756
_____________________________________________________________________________
(1)For the three months ended March 31, 2023, the settlements are included in "Settlements received for contingent consideration" in cash flows from investing activities on the consolidated statements of cash flows.
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
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	March 31, 2023		December 31, 2022
(in thousands)	Carrying amount	Fair value(1)	Carrying amount	Fair value(1)
January 2025 Notes	$455,628	$458,827	$455,628	$449,122
January 2028 Notes	300,309	288,375	300,309	292,846
July 2029 Notes	298,214	248,758	298,214	268,416
Senior Secured Credit Facility	120,000	119,889	70,000	69,945
Total	$1,174,151	$1,115,849	$1,124,151	$1,080,329
______________________________________________________________________________
(1)The fair values of the outstanding notes were determined using the Level 2 fair value hierarchy quoted market prices for each respective instrument as of March 31, 2023 and December 31, 2022. The fair values of the outstanding debt under the Senior Secured Credit Facility was estimated utilizing the Level 2 fair value hierarchy pricing model for similar instruments as of March 31, 2023 and December 31, 2022.
Note 9—Commitments and contingencies
From time to time, the Company is subject to various legal proceedings arising in the ordinary course of business, including those that arise from interpretation of federal, state and local laws and regulations affecting the oil and natural gas industry, personal injury claims, title disputes, royalty disputes, contract claims, contamination claims relating to oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of the Company's current operations. The Company may not have insurance coverage for some of these proceedings and failure to comply with applicable laws and regulations can result in substantial penalties. While many of these matters involve inherent uncertainty, as of the date hereof, the Company believes that any such legal proceedings, if ultimately decided adversely, will not have a material adverse effect on the Company's business, financial position, results of operations or liquidity.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The Company has committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. A portion of the Company's commitments are related to transportation commitments with a certain pipeline pertaining to the gathering of the Company's production from established acreage that extends into 2024. The Company was unable to satisfy a portion of this particular commitment with produced or purchased oil, therefore, the Company expensed firm transportation payments on excess capacity of $2.5 million and $2.1 million during the three months ended March 31, 2023 and 2022, respectively, which are recorded in "Transportation and marketing expenses" on the consolidated statements of operations. The Company had an estimated aggregate liability of firm transportation payments on excess capacity of $11.9 million and$11.5 million as of March 31, 2023 and December 31, 2022, respectively, and is included in "Accounts payable and accrued liabilities" on the consolidated balance sheets. As of March 31, 2023, future firm sale and transportation commitments of $151.8 million are expected to be satisfied and, as such, are not recorded as a liability on the consolidated balance sheet.
Note 10—Supplemental cash flow and non-cash information
The following table presents supplemental cash flow and non-cash information for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Supplemental cash flow information:
Cash paid for interest, net of $535 and $1,463 of capitalized interest, respectively	$51,147	$63,057
Supplemental non-cash operating information:
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$124,128	$9,949
Supplemental non-cash investing information:
Change in accrued capital expenditures	$18,843	$18,433
_____________________________________________________________________________
(1)See Notes 5 and 18 in the 2022 Annual Report for additional discussion of the Company's leases.
Note 11—Income taxes
For the three months ended March 31, 2023, the Company's effective tax rate was 1.37%, which differs from the statutory rate primarily as a result of maintaining a full valuation allowance for federal and state tax purposes, with the exception of Texas franchise tax. For the period ended March 31, 2022, our effective tax rate was 1.00% as a result of the pre-tax loss and the impact of the Company's full valuation allowance for federal and state tax purposes, with the exception of Texas franchise tax.
The Company has significant federal and state net operating loss carryforwards. If the Company were to experience an "ownership change" as determined under Section 382 of the Internal Revenue Code, the Company's ability to offset taxable income arising after the ownership change with net operating losses arising prior to the ownership change may be limited in future years. Based on the information available as of March 31, 2023, no ownership change has occurred.
As of March 31, 2023, the Company believes it is more likely than not that a portion of its deferred tax assets are not realizable. The Company continues to consider new evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed. A significant item of objective negative evidence considered was the cumulative historical three-year pre-tax loss and net deferred tax asset position. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s potential for future growth. The Company currently believes it is reasonably possible it could achieve a three-year cumulative level of profitability within the next 12 months, which would enhance the Company's ability to conclude that it is more likely than not that the deferred tax assets would be realized and support a release of the valuation allowance.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 12—Related parties
Halliburton
The Chairman of the Company's board of directors is on the board of directors of Halliburton Company ("Halliburton"). Halliburton provides drilling and completions services to the Company. During the three months ended March 31, 2023, the Company entered into a lease agreement with Halliburton to provide an electric fracture stimulation crew and the related services, with the agreement extending through 2025. Under the agreement, the Company has a lease liability of $79.7 million as of March 31, 2023 which is included in both current and noncurrent "Operating lease liabilities" on the consolidated balance sheets. Services provided under the lease agreement do not differ substantially from historical services provided by Halliburton, which were previously not subject to a long-term agreement. Payments to Halliburton are included in capital expenditures for oil and natural gas properties in cash flows from investing activities on the consolidated statements of cash flows.
The following table presents the capital expenditures for oil and natural gas properties paid to Halliburton included in the consolidated statements of cash flows for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Capital expenditures for oil and natural gas properties	$32,249	$30,141
Note 13—Subsequent events
2023 Acquisition
On April 3, 2023, the Company closed the Driftwood Acquisition, and issued the 1,578,948 shares of its common stock constituting a portion of the purchase price. See Note 3 for additional discussion of the Driftwood Acquisition.
Senior Secured Credit Facility
On April 3, 2023 and April 13, 2023, the Company borrowed an additional $120.0 million and $30.0 million, respectively, and on April 24, 2023, the Company repaid $15.0 million on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $255.0 million as of May 5, 2023.
On April 28, 2023, pursuant to the regular semi-annual redetermination, our lenders reaffirmed the borrowing base and aggregate elected commitment under our Senior Secured Credit Facility at $1.3 billion and $1.0 billion, respectively.
See Note 4 for additional discussion of the Senior Secured Credit Facility.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Commodity derivatives
The following table summarizes the Company's open oil and natural gas derivative positions as of March 31, 2023, updated for the derivative transactions entered into from March 31, 2023 through May 5, 2023, which includes derivatives acquired in the Driftwood Acquisition, for the settlement periods presented:

	Remaining Year 2023	Year 2024
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	1,287,000	75,950
Weighted-average price ($/Bbl)	$74.27	$63.75
WTI NYMEX - Collars:
Volume (Bbl)	3,885,450	—
Weighted-average floor price ($/Bbl)	$68.75	$—
Weighted-average ceiling price ($/Bbl)	$85.45	$—
WTI NYMEX - Three-way Collars:
Volume (Bbl)	301,250	217,350
Weighted-average sold put price ($/Bbl)	$45.58	$50.00
Weighted-average floor price ($/Bbl)	$57.71	$66.51
Weighted-average ceiling price ($/Bbl)	$74.45	$87.09
Argus WTI Midland to Argus WTI Formula Basis - Basis Swaps:
Volume (Bbl)	458,100	293,300
Weighted-average differential ($/Bbl)	$0.18	$0.11
Natural gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	120,500	455,700
Weighted-average price ($/MMBtu)	$2.46	$3.29
Henry Hub NYMEX - Collars:
Volume (MMBtu)	20,377,996	776,292
Weighted-average floor price ($/MMBtu)	$4.11	$3.40
Weighted-average ceiling price ($/MMBtu)	$8.32	$6.11
Henry Hub NYMEX - Three-way Collars:
Volume (MMBtu)	140,500	—
Weighted-average sold put price ($/MMBtu)	$2.00	$—
Weighted-average floor price ($/MMBtu)	$2.50	$—
Weighted-average ceiling price ($/MMBtu)	$3.01	$—
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	31,638,996	4,891,992
Weighted-average differential ($/MMBtu)	$(1.53)	$(0.82)
See Note 7 for additional discussion regarding the Company's derivatives. There has been no other derivative activity subsequent to March 31, 2023.

Table of Content
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is for the three months ended March 31, 2023 and 2022, and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2022 Annual Report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Vital," "we," "us," "our" or similar terms refer to Vital and its subsidiaries, collectively, unless the context otherwise indicates or requires. Unless otherwise specified, references to "average sales price" refer to average sales price excluding the effects of our derivative transactions. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin of West Texas. The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. We have grown primarily through our drilling program, coupled with select strategic acquisitions. As of March 31, 2023, we had assembled 174,136 net acres in the Permian Basin.
As of March 31, 2023, we were operating two drilling rigs and two completions crews. In early second-quarter 2023, we returned to one completions crew. We expect to operate two drilling rigs and one completions crew for the remainder of 2023. Our planned capital expenditures for 2023 are expected to be approximately $650.0 million. However, we will continue to monitor commodity prices and service costs and adjust activity levels in order to proactively manage our cash flows and preserve liquidity. Below is a summary and comparative analysis of our financial and operating performance for the periods presented:

	Three months ended March 31,		2023 compared to 2022
(in thousands)	2023	2022	Change (#)	Change (%)
Oil sales volumes (MBbl)	3,467	3,627	(160)	(4)%
Oil equivalent sales volumes (MBOE)	7,237	7,661	(424)	(6)%
Oil, NGL and natural gas sales(1)	$317,811	$451,187	$(133,376)	(30)%
Net income (loss)	$113,940	$(86,781)	$200,721	231%
Net cash provided by operating activities	$116,125	$170,882	$(54,757)	(32)%
Free Cash Flow (a non-GAAP financial measure)(2)	$(3,902)	$23,207	$(27,109)	(117)%
Consolidated EBITDAX (a non-GAAP financial measure)(2)	$214,177	$222,089	$(7,912)	(4)%
_____________________________________________________________________________
(1)Our oil, NGL and natural gas sales decreased primarily as a result of a 25% decrease in average sales price per BOE.
(2)See pages 26-28 for discussion and calculations of these non-GAAP financial measures.
Recent developments
Rising inflation and interest rates
Drilling and completions costs and costs of oilfield services, equipment and materials continued to persist at elevated levels in the first quarter of 2023 in conjunction with labor tightening, supply chain disruptions caused by the COVID-19 pandemic and the resulting limited availability of certain materials and products manufactured using such materials and heightened levels of inflation. In addition to the effect of such inflationary pressures on our operating and capital costs, rising interest rates as a result of the Federal Reserve’s tightening monetary policy have increased our borrowing costs on debt under our Senior Secured Credit Facility and may limit our ability to access debt capital markets. Additional increases in interest rates have the potential to increase our costs of borrowing even more. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve costs, which may, in part, offset cost increases from inflation and reduce our borrowing needs.

Table of Content
See Note 13 to our consolidated financial statements included elsewhere in this Quarterly Report for discussion of recent developments that have occurred subsequent to March 31, 2023.
Pricing and reserves
Commodity prices were volatile during the first quarter of 2023, continuing a decline since the summer of 2022. While recessionary concerns have placed some downward pressure on commodity prices, worldwide commodity demand continues to meet or exceed pre-COVID-19 pandemic levels. Although supply has increased, it has been constrained and pricing has been affected, in part, by the impact of the Russian-Ukrainian military conflict on global commodity and financial markets, and the resulting effect of sanctions on imports of oil and natural gas from Russia, as well as oil production cuts by OPEC+. However, any of the above factors could change or reverse, and global commodity and financial markets remain subject to heightened levels of uncertainty and volatility.
Our results of operations are heavily influenced by oil, NGL and natural gas prices. We maintain an active commodity derivatives strategy to minimize commodity price volatility and support cash flows for operations. We have entered into a number of commodity derivative contracts that have enabled us to offset a portion of the changes in our cash flow caused by fluctuations in price and basis differentials for our sales of oil, NGL and natural gas, as discussed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." See Notes 7, 8 and 13 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our commodity derivatives. Notwithstanding our derivatives strategy, another collapse in commodity prices may affect the economic viability of, and our ability to fund, our drilling projects, as well as the economic recovery of oil, NGL and natural gas reserves. See "Critical accounting estimates" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2022 Annual Report for further discussion of our oil, NGL and natural gas reserve quantities and standardized measure of discounted future net cash flows.
Our reserves are reported in three streams: oil, NGL and natural gas. The Realized Prices, which are utilized to value our proved reserves and calculated using the average first-day-of-the-month prices for each month within the 12-month period prior to the end of the reporting period, adjusted for factors affecting price received at the delivery point, as of March 31, 2023 were $93.36 for oil, $26.82 for NGL and $3.91 for natural gas. The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling as of March 31, 2023 and March 31, 2022. As such, no full cost ceiling impairments were recorded during the three months ending March 31, 2023 and March 31, 2022. Oil prices have declined from mid-2022 levels; however, even with this decline if oil prices remain at current levels, we do not anticipate recording full cost ceiling impairments for the foreseeable future. See Notes 2 and 6 in our 2022 Annual Report for discussion of the full cost method of accounting and our Realized Prices.
Results of operations
Revenues
Sources of our revenue
Our revenues are primarily derived from the sale of produced oil, NGL and natural gas and the sale of purchased oil, all within the continental U.S. and do not include the effects of derivatives. See Note 2 in our 2022 Annual Report for additional information regarding our revenue recognition policies.
The following table presents our sources of revenue as a percentage of total revenues for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2023 compared to 2022
	2023	2022	Change (#)	Change (%)
Oil sales	80%	65%	15%	23%
NGL sales	10%	12%	(2)%	(17)%
Natural gas sales	5%	7%	(2)%	(29)%
Sales of purchased oil	5%	15%	(10)%	(67)%
Other operating revenues	—%	1%	(1)%	(100)%
Total	100%	100%

Table of Content
Oil, NGL and natural gas sales volumes, revenues and prices
The following table presents information regarding our oil, NGL and natural gas sales volumes, sales revenues and average sales prices for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2023 compared to 2022
	2023	2022	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	3,467	3,627	(160)	(4)%
NGL (MBbl)	1,849	1,994	(145)	(7)%
Natural gas (MMcf)	11,529	12,243	(714)	(6)%
Oil equivalent (MBOE)(1)(2)	7,237	7,661	(424)	(6)%
Average daily oil equivalent sales volumes (BOE/d)(2)	80,416	85,118	(4,702)	(6)%
Average daily oil sales volumes (Bbl/d)(2)	38,522	40,295	(1,773)	(4)%
Sales revenues (in thousands):
Oil	$266,731	$347,443	$(80,712)	(23)%
NGL	33,006	65,155	(32,149)	(49)%
Natural gas	18,074	38,589	(20,515)	(53)%
Total oil, NGL and natural gas sales revenues	$317,811	$451,187	$(133,376)	(30)%
Average sales prices(2):
Oil ($/Bbl)(3)	$76.94	$95.81	$(18.87)	(20)%
NGL ($/Bbl)(3)	$17.85	$32.68	$(14.83)	(45)%
Natural gas ($/Mcf)(3)	$1.57	$3.15	$(1.58)	(50)%
Average sales price ($/BOE)(3)	$43.91	$58.90	$(14.99)	(25)%
Oil, with commodity derivatives ($/Bbl)(4)	$76.82	$67.24	$9.58	14%
NGL, with commodity derivatives ($/Bbl)(4)	$17.85	$26.04	$(8.19)	(31)%
Natural gas, with commodity derivatives ($/Mcf)(4)	$1.45	$2.46	$(1.01)	(41)%
Average sales price, with commodity derivatives ($/BOE)(4)	$43.67	$42.54	$1.13	3%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the three months ended March 31, 2023 and 2022 columns are based on actual amounts and may not recalculate using the rounded numbers presented in the table above or the table below.
(3)Price reflects the average of actual sales prices received when control passes to the purchaser/customer adjusted for quality, certain transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the delivery point.
(4)Price reflects the after-effects of our commodity derivative transactions on our average sales prices. Our calculation of such after-effects includes settlements of matured commodity derivatives during the respective periods.

Table of Content
The following table presents net settlements received (paid) for matured commodity derivatives utilized in our calculation of the average sales prices, with commodity derivatives, for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Oil	$414	$(103,612)	$104,026	100%
NGL	—	(13,240)	13,240	100%
Natural gas	1,349	(8,474)	9,823	116%
Total	$1,763	$(125,326)	$127,089	101%
Changes in average sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended March 31, 2023 and 2022:

(in thousands)	Oil	NGL	Natural gas	Total
First-quarter 2022 Revenues	$347,443	$65,155	$38,589	$451,187
Effect of changes in average sales prices	(65,425)	(27,425)	(18,264)	(111,114)
Effect of changes in sales volumes	(15,287)	(4,724)	(2,251)	(22,262)
First-quarter 2023 Revenues	$266,731	$33,006	$18,074	$317,811
Change ($)	$(80,712)	$(32,149)	$(20,515)	$(133,376)
Change (%)	(23)%	(49)%	(53)%	(30)%
The following table presents sales of purchased oil for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Sales of purchased oil	$13,851	$78,864	$(65,013)	(82)%
Sales of purchased oil are a function of the volumes and prices of purchased oil sold to customers and are offset by the volumes and costs of purchased oil. We are a firm shipper on the Gray Oak pipeline and we utilize purchased oil to fulfill portions of our commitments. In previous periods, we also utilized purchased oil to fulfill portions of our Bridgetex pipeline commitment, which ended during the first quarter of 2022. The continuance of this practice in the future is based upon, among other factors, our pipeline capacity as a firm shipper and the quantity of our lease production which may contribute to our pipeline commitments. Sales of purchased oil decreased during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a decrease in the volumes of purchased oil as our Bridgetex pipeline commitment ended during the first quarter of 2022, and a decrease in sales prices.

Table of Content
Costs and expenses
The following tables present information regarding costs and expenses and selected average costs and expenses per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2023 compared to 2022
(in thousands except for per BOE sold data)	2023	2022	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$50,181	$40,876	$9,305	23%
Production and ad valorem taxes	20,531	27,487	(6,956)	(25)%
Transportation and marketing expenses	10,915	14,743	(3,828)	(26)%
Costs of purchased oil	14,167	82,964	(68,797)	(83)%
General and administrative (excluding LTIP and transaction expenses)	21,874	13,393	8,481	63%
General and administrative (LTIP):
LTIP cash	923	6,499	(5,576)	(86)%
LTIP non-cash	2,272	2,052	220	11%
General and administrative (transaction expenses)	861	—	861	100%
Depletion, depreciation and amortization	86,779	73,492	13,287	18%
Other operating expenses, net	1,484	138	1,346	975%
Total costs and expenses	$209,987	$261,644	$(51,657)	(20)%
Gain (loss) on disposal of assets, net	$237	$(260)	$497	191%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$6.93	$5.34	$1.59	30%
Production and ad valorem taxes	2.84	3.59	(0.75)	(21)%
Transportation and marketing expenses	1.51	1.92	(0.41)	(21)%
General and administrative (excluding LTIP and transaction expenses)	3.02	1.75	1.27	73%
Total selected operating expenses	$14.30	$12.60	$1.70	13%
General and administrative (LTIP):
LTIP cash	$0.13	$0.85	$(0.72)	(85)%
LTIP non-cash	$0.31	$0.27	$0.04	15%
General and administrative (transaction expenses)	$0.12	$—	$0.12	100%
Depletion, depreciation and amortization	$11.99	$9.59	$2.40	25%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.
Lease operating expenses ("LOE"). LOE, which includes workover expenses, increased for the three months ended March 31, 2023, compared to the same period in 2022. LOE are daily expenses incurred to bring oil, NGL and natural gas out of the ground and to market, together with the daily expenses incurred to maintain our producing properties. Such costs also include maintenance, repairs and non-routine workover expenses related to our oil and natural gas properties. LOE increased during the first-quarter 2023 due to (i) a higher percentage of our production shifting to high-value Howard County wells, where, among other things, we have higher water production, resulting in increased water handling and lifting costs and (ii) inflationary pressures. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to LOE. LOE is expected to continue increasing slightly for the remainder of 2023.
Production and ad valorem taxes. Production and ad valorem taxes decreased for the three months ended March 31, 2023, compared to the same period in 2022, due to decreased oil, NGL and natural gas sales revenues. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenues, and are established by federal, state or local taxing authorities. We take advantage of all credits and exemptions in our various taxing jurisdictions. Ad valorem taxes are

Table of Content
based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.
Transportation and marketing expenses. Transportation and marketing expenses decreased for the three months ended March 31, 2023, compared to the same period in 2022. These are expenses incurred for the delivery of produced oil to customers in the U.S. Gulf Coast market via the Gray Oak pipeline and, in previous periods, the Bridgetex pipeline. We ship the majority of our produced oil to the U.S. Gulf Coast, which we believe provides a long-term pricing advantage versus the Midland market. Additionally, firm transportation payments on excess pipeline capacity associated with transportation agreements are included in transportation and marketing expenses. See Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our transportation commitments.
Costs of purchased oil. During the three months ended March 31, 2023, we were a firm shipper on the Gray Oak pipeline and we utilized purchased oil to fulfill portions of our commitments. In previous periods, we also utilized purchased oil to fulfill portions of our Bridgetex pipeline commitment, which ended during the first quarter of 2022. In the event our long-haul transportation capacity on the Gray Oak pipeline is expected to exceed our net production, consistent with our historic practice, we expect to continue to purchase third-party oil at the trading hubs to satisfy the deficit in our associated long-haul transportation commitments. Costs of purchased oil decreased for the three months ended March 31, 2023, compared to the same period in 2022 primarily due to a decrease in the volumes of purchased oil on pipelines as our Bridgetex pipeline commitment ended during the first quarter of 2022, and a decrease in sales prices.
General and administrative ("G&A"). G&A, excluding employee compensation expenses from our long-term incentive plan ("LTIP") and transaction expenses associated with the Driftwood Acquisition, increased for the three months ended March 31, 2023, compared to the same period in 2022. Such increase is primarily due to (i) bonuses paid to our workforce in first-quarter 2023 for full-year 2022 performance, which were higher than expected, (ii) bonuses accrued for our workforce related to first-quarter 2023 performance, (iii) expenses in connection with retention bonuses paid to our workforce and (iv) inflationary pressures on workforce compensation.
LTIP cash expense decreased for the three months ended March 31, 2023, compared to the same period in 2022. This decrease is primarily due to a decrease in the fair values of our cash-settled LTIP awards during the first quarter of 2023, as a result of the performance of our stock.
LTIP non-cash expense increased for the three months ended March 31, 2023, compared to the same period in 2022, mainly due to new share-settled LTIP awards granted to our employees during the first quarter of 2023. See Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report for information regarding our equity-based compensation.
Transaction expenses represent incurred costs associated with the Driftwood Acquisition, which closed on April 3, 2023. The ultimate treatment of such costs, whether capitalized as part of the acquisition purchase price or expensed as incurred, is dependent upon whether the Driftwood Acquisition is determined to be an asset acquisition or a business combination, respectively. We are currently evaluating the accounting treatment criteria and expect to finalize our determination as soon as practicable after completion of the Driftwood Acquisition.
Depletion, depreciation and amortization ("DD&A"). The following tables present depletion expense per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Depletion expense per BOE sold	$11.48	$9.13	$2.35	26%
Depletion expense per BOE increased for the three months ended March 31, 2023, compared to the same periods in 2022, primarily due to (i) an increase in future development costs of our oil and natural gas properties, which includes the effects of inflationary pressures. See Note 6 to our consolidated financial statements included in our 2022 Annual Report and "—Pricing and reserves" for additional information regarding the full cost method of accounting.

Table of Content
Non-operating income (expense)
The following table presents the components of non-operating income (expense), net for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Gain (loss) on derivatives, net	$20,490	$(325,816)	$346,306	106%
Interest expense	(28,554)	(32,477)	3,923	12%
Other income, net	854	144	710	493%
Total non-operating expense, net	$(7,210)	$(358,149)	$350,939	98%
Gain (loss) on derivatives, net. The following table presents the changes in the components of gain (loss) on derivatives, net for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$20,798	$(200,446)	$221,244	110%
Settlements paid for matured derivatives, net	(1,763)	(125,370)	123,607	99%
Settlements received for contingent consideration	1,455	—	1,455	100%
Gain (loss) on derivatives, net	$20,490	$(325,816)	$346,306	106%
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
See Notes 7, 8 and 13 to our consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.
Interest expense. Interest expense decreased during the three months ended March 31, 2023. This decrease is due to a reduction in the principal amounts of our senior unsecured notes as a result of repurchases made during 2022. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Income tax benefit (expense)
The following tables present income tax benefit (expense) for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Current	$(1,331)	$(1,218)	$(113)	(9)%
Deferred	$(276)	$2,095	$(2,371)	(113)%
We are subject to federal and state income taxes and the Texas franchise tax. The income tax expense for the three months ended March 31, 2023 is attributed to Texas franchise tax, due to a full valuation allowance recorded against the federal and Oklahoma deferred tax assets.
We have significant federal and state net operating loss carry-forwards. If we were to experience an "ownership change" as determined under Section 382 of the Internal Revenue Code, our ability to offset taxable income arising after the ownership

Table of Content
change with net operating losses arising prior to the ownership change may be limited. Based on information available as of March 31, 2023, no such ownership change has occurred.
As of March 31, 2023, we believe it is more likely than not that a portion of our deferred tax assets are not realizable. We continue to consider new evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed. Such consideration includes projected future cash flows from our oil, NGL and natural gas reserves (including the timing of those cash flows), the reversal of deferred tax liabilities recorded as of March 31, 2023, and our ability to capitalize intangible drilling costs, rather than expensing these costs and future projections of Oklahoma sourced income. A significant item of objective negative evidence considered was the cumulative historical three-year pre-tax loss and a net deferred tax asset position at March 31, 2023. Such objective evidence limits the ability to consider other subjective evidence such as our potential for future growth. We believe it is reasonably possible we could achieve a three-year cumulative level of profitability within the next 12 months, which would enhance our ability to conclude that it is more likely than not that the deferred tax assets would be realized and support a release of the valuation allowance.
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
We continually seek to maintain a financial profile that provides operational flexibility and monitor the markets to consider which financing alternatives, including debt and equity capital resources, joint ventures and asset sales, are available to meet our future planned capital expenditures, a significant portion of which we are able to adjust and manage. We also continually evaluate opportunities with respect to our capital structure, including issuances of new securities, as well as transactions involving our outstanding senior notes, which could take the form of open market or private repurchases, exchange or tender offers, or other similar transactions, and our common stock, which could take the form of open market or private repurchases. We may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. Such financing alternatives, or combination of alternatives, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We continuously look for other opportunities to maximize shareholder value. For further discussion of our financing activities related to debt instruments, see Notes 4 and 13 to our consolidated financial statements included elsewhere in this Quarterly Report.
Due to the inherent volatility in the prices of oil, NGL and natural gas and the sometimes wide pricing differentials between where we produce and sell such commodities, we engage in commodity derivative transactions to hedge price risk associated with a portion of our anticipated sales volumes. Due to the inherent volatility in interest rates, from time to time, we have in the past entered into and we may in the future enter into interest rate derivative swaps to hedge interest rate risk associated with our debt under the Senior Secured Credit Facility. By removing a portion of the price volatility associated with future sales volumes, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. As of March 31, 2023, the Company has not entered into any interest rate derivative swaps, and therefore our outstanding debt balance under our Senior Secured Credit Facility is subject to interest rate fluctuations. See "Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk" below. See Notes 8 and 13 to our consolidated financial statements included elsewhere in this Quarterly Report for discussion of our open commodity positions.
As of March 31, 2023, we had cash and cash equivalents of $27.7 million and available capacity under the Senior Secured Credit Facility of $880.0 million, resulting in total liquidity of $907.7 million. As of May 5, 2023, we had cash and cash equivalents of $68.1 million and available capacity under the Senior Secured Credit Facility of $745.0 million, resulting in total liquidity of $813.1 million. We believe that our operating cash flows and the aforementioned liquidity sources provide us with sufficient liquidity and financial resources to manage our cash needs and contractual obligations, to implement our currently planned capital expenditure budget and, at our discretion, to fund any share repurchases, pay down, repurchase or refinance debt or adjust our planned capital expenditure budget.

Table of Content
Cash requirements for known contractual and other obligations
The following table presents significant cash requirements for known contractual and other obligations as of March 31, 2023:

(in thousands)	Short-term	Long-term	Total
Senior unsecured notes(1)	$96,803	$1,346,174	$1,442,977
Senior Secured Credit Facility	—	120,000	120,000
Asset retirement obligations	3,277	71,308	74,585
Firm transportation commitments	17,604	52,666	70,270
Operating lease commitments(2)	57,563	100,362	157,925
Total	$175,247	$1,690,510	$1,865,757
______________________________________________________________________________
(1)Amounts presented include both principal and interest obligations.
(2)Amounts presented include both minimum lease payments and imputed interest.
We expect to satisfy our short-term contractual and other obligations with cash flows from operations. See Notes 4, 9 and 13 to our consolidated financial statements included elsewhere in this Quarterly Report and Notes 2, 5, and 18 in our 2022 Annual Report for further discussion of our known contractual and other obligations.
Cash flows
The following table presents our cash flows for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Net cash provided by operating activities	$116,125	$170,882	$(54,757)	(32)%
Net cash used in investing activities	(163,603)	(151,696)	(11,907)	(8)%
Net cash provided by (used in) financing activities	47,049	(10,847)	57,896	534%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(429)	$8,339	$(8,768)	(105)%
Cash flows from operating activities
Net cash provided by operating activities decreased during the three months ended March 31, 2023, compared to the same period in 2022. Notable cash changes include (i) a decrease in total oil, NGL and natural gas sales revenues of $133.4 million, (ii) an increase of $123.0 million due to changes in net settlements for matured derivatives, mainly due to decreases in commodity prices and (iii) a decrease of $43.5 million due to net changes in operating assets and liabilities. The decrease in total oil, NGL and natural gas sales revenues was due to a 25% decrease in average sales price per BOE. For additional information, see "—Results of operations."
Our operating cash flows are sensitive to a number of variables, the most significant of which are the volatility of oil, NGL and natural gas prices, mitigated to the extent of our commodity derivatives' exposure, and sales volume levels. Regional and worldwide economic activity, weather, infrastructure, transportation capacity to reach markets, costs of operations, legislation and regulations, including potential government production curtailments, and other variable factors significantly impact the prices of these commodities. For additional information on risks related to our business, see "Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II. Item 1A. Risk Factors" included elsewhere in this Quarterly Report and "Part I. Item 1A. Risk Factors" in our 2022 Annual Report.
Cash flows from investing activities
Net cash used in investing activities increased for the three months ended March 31, 2023, compared to the same period in 2022, mainly due to (i) an increase in capital expenditures, which includes the effects of inflationary pressures and (ii) a decrease in acquisitions of oil and natural gas properties.

Table of Content
The following table presents incurred capital expenditures, on an accrual basis, in the acquisition, exploration and development of oil and natural gas properties, with asset retirement obligations included in evaluated property acquisition costs and development costs, for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Property acquisition costs:
Evaluated	$—	$4,780
Unevaluated	—	3,274
Exploration costs	4,820	6,753
Development costs	179,294	161,615
Total oil and natural gas properties incurred capital expenditures(1)	$184,114	$176,422
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
Cash flows from financing activities
For the three months ended March 31, 2023, $47.0 million of net cash was provided by financing activities compared to $10.8 million of net cash that was used in financing activities for the same period in 2022. Notable 2023 activity includes (i) borrowings on our Senior Secured Credit Facility of $95.0 million, (ii) payments on our Senior Secured Credit Facility of $45.0 million and (iii) stock exchanged for tax withholding of $2.5 million. For further discussion of our financing activities related to debt instruments, see Notes 4 and 13 to our consolidated financial statements included elsewhere in this Quarterly Report.
Sources of Liquidity
Senior Secured Credit Facility
As of March 31, 2023, the Senior Secured Credit Facility, which matures on July 16, 2025, had a maximum credit amount of $2.0 billion, a borrowing base of $1.3 billion and an aggregate elected commitment of $1.0 billion, with $120.0 million outstanding, and was subject to an interest rate of 7.385%. The Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of March 31, 2023 and December 31, 2022, we had no letters of credit outstanding under the Senior Secured Credit Facility.
On April 28, 2023, pursuant to the regular semi-annual redetermination, our lenders reaffirmed the borrowing base and aggregate elected commitment under our Senior Secured Credit Facility at $1.3 billion and $1.0 billion, respectively.
See Notes 4 and 13 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our Senior Secured Credit Facility.

Table of Content
January 2025 Notes, January 2028 Notes and July 2029 Notes
The following table presents principal amounts and applicable interest rates for our outstanding January 2025 Notes, January 2028 Notes and July 2029 Notes as of March 31, 2023:

(in millions, except for interest rates)	Principal	Interest rate
January 2025 Notes	$455.6	9.500%
January 2028 Notes	300.3	10.125%
July 2029 Notes	298.2	7.750%
Total senior unsecured notes	$1,054.1
Supplemental Guarantor information
As of March 31, 2023, approximately $1.1 billion of our senior unsecured notes remained outstanding. Our wholly-owned subsidiary, Vital Midstream Services, LLC (the "Guarantor"), jointly and severally, and fully and unconditionally, guarantees the January 2025 Notes, January 2028 Notes and July 2029 Notes. On February 3, 2023, Garden City Minerals, LLC, our former other wholly-owned subsidiary, was merged with and into Vital Energy, Inc. and is therefore no longer a guarantor under any of our debt arrangements.
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
The assets, liabilities and results of operations of the combined issuer and the Guarantor are not materially different than the corresponding amounts presented in our consolidated financial statements included elsewhere in this Quarterly Report. Accordingly, we have omitted the summarized financial information of the issuer and the Guarantor that would otherwise be required.
Non-GAAP financial measures
The non-GAAP financial measures of Free Cash Flow and Consolidated EBITDAX, as defined by us, may not be comparable to similarly titled measures used by other companies. Furthermore, these non-GAAP financial measures should not be considered in isolation or as a substitute for GAAP measures of liquidity or financial performance, but rather should be considered in conjunction with GAAP measures, such as net income or loss, operating income or loss or cash flows from operating activities.
Free Cash Flow
Free Cash Flow is a non-GAAP financial measure that we define as net cash provided by operating activities (GAAP) before net changes in operating assets and liabilities and non-budgeted acquisition costs, less incurred capital expenditures, excluding non-budgeted acquisition costs. Management believes Free Cash Flow is useful to management and investors in evaluating operating trends in our business that are affected by production, commodity prices, operating costs and other related factors. There are significant limitations to the use of Free Cash Flow as a measure of performance, including the lack of comparability due to the different methods of calculating Free Cash Flow reported by different companies.

Table of Content
The following table presents a reconciliation of net cash provided by operating activities (GAAP) to Free Cash Flow (non-GAAP) for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$116,125	$170,882
Less:
Net changes in operating assets and liabilities	(66,756)	(23,224)
General and administrative (transaction expenses)	(861)	—
Cash flows from operating activities before net changes in operating assets and liabilities and non-budgeted acquisition costs	183,742	194,106
Less incurred capital expenditures, excluding non-budgeted acquisition costs:
Oil and natural gas properties(1)	184,114	168,368
Midstream and other fixed assets(1)	3,530	2,531
Total incurred capital expenditures, excluding non-budgeted acquisition costs	187,644	170,899
Free Cash Flow (non-GAAP)	$(3,902)	$23,207
_____________________________________________________________________________
(1)Includes capitalized share-settled equity-based compensation and asset retirement costs.

Consolidated EBITDAX
Consolidated EBITDAX is a non-GAAP financial measure defined in the Company's Senior Secured Credit Facility as net income or loss (GAAP) plus adjustments for share-settled equity-based compensation, depletion, depreciation and amortization, impairment expense, gains or losses on disposal of assets, mark-to-market on derivatives, accretion expense, interest expense, income taxes and other non-recurring income and expenses. Consolidated EBITDAX provides no information regarding a company's capital structure, borrowings, interest costs, capital expenditures, working capital movement or tax position. Consolidated EBITDAX does not represent funds available for future discretionary use because it excludes funds required for debt service, capital expenditures, working capital, income taxes, franchise taxes and other commitments and obligations. However, our management believes Consolidated EBITDAX is useful to an investor because this measure:
•is widely used by investors in the oil and natural gas industry to measure a company's operating performance without regard to items that can vary substantially from company to company depending upon accounting methods, the book value of assets, capital structure and the method by which assets were acquired, among other factors;
•helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure; and
• is used by our management for various purposes, including (i) as a measure of operating performance, (ii) as a measure of compliance under our Senior Secured Credit Facility, (iii) in presentations to our board of directors and (iv) as a basis for strategic planning and forecasting.
There are significant limitations to the use of Consolidated EBITDAX as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss and the lack of comparability of results of operations to different companies due to the different methods of calculating Consolidated EBITDAX, or similarly titled measures, reported by different companies. We are subject to financial covenants under our Senior Secured Credit Facility, one of which establishes a maximum permitted ratio of Net Debt, as defined in the Senior Secured Credit Facility, to Consolidated EBITDAX. See Note 7 in our 2022 Annual Report for additional discussion of the financial covenants under our Senior Secured Credit Facility. Additional information on Consolidated EBITDAX can be found in the Company's Tenth Amendment to the Senior Secured Credit Facility, as filed with the SEC on November 3, 2022.

Table of Content
The following table presents a reconciliation of net income (loss) (GAAP) to Consolidated EBITDAX (non-GAAP) for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Net income (loss)	$113,940	$(86,781)
Plus:
Share-settled equity-based compensation, net	2,572	2,053
Depletion, depreciation and amortization	86,779	73,492
(Gain) loss on disposal of assets, net	(237)	260
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(20,490)	325,816
Settlements paid for matured derivatives, net	(1,763)	(125,370)
Settlements received for contingent consideration	1,455	—
Accretion expense	899	1,019
Interest expense	28,554	32,477
Income tax (benefit) expense	1,607	(877)
General and administrative (transaction expenses)	861	—
Consolidated EBITDAX (non-GAAP)	$214,177	$222,089

The following table presents a reconciliation of net cash provided by operating activities (GAAP) to Consolidated EBITDAX (non-GAAP) for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$116,125	$170,882
Plus:
Interest expense	28,554	32,477
Current income tax expense	1,331	1,218
Net changes in operating assets and liabilities	66,756	23,224
General and administrative (transaction expenses)	861	—
Settlements received for contingent consideration	1,455	—
Other, net	(905)	(5,712)
Consolidated EBITDAX (non-GAAP)	$214,177	$222,089
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
Other than the critical accounting estimates set forth below, there have been no material changes in our critical accounting estimates during the three months ended March 31, 2023. See our critical accounting estimates in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Annual Report.

Table of Content
Income taxes
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
During the first quarter of 2023, in evaluating whether it was more-likely-than-not that our deferred tax asset was recoverable from future net income, we considered all positive and negative evidence available and determined it was more likely than not that the net deferred tax assets were not realizable and a valuation allowance was necessary. We will continue to assess the need for a valuation allowance against deferred tax assets considering all available evidence obtained in future reporting periods. See Note 11 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our income taxes.
Acquisitions
As part of our business strategy, we actively pursue the acquisition of oil and natural gas properties. The purchase price in an acquisition is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, which may occur many months after the announcement date. Therefore, while the consideration to be paid may be fixed, the fair value of the assets acquired and liabilities assumed is subject to change during the period between the announcement date and the acquisition date. We make various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair values of evaluated and unevaluated oil and natural gas properties, which are measured using a discounted cash flow model that converts future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) forecasted oil, NGL and natural gas reserve quantities; (ii) future commodity strip prices as of the closing dates adjusted for transportation and regional price differentials; (iii) forecasted ad valorem taxes, production taxes, income taxes, operating expenses and development costs; and (iv) a peer group weighted-average cost of capital rate subject to additional project-specific risk factors. To compensate for the inherent risk of estimating the value of the unevaluated properties, the discounted future net cash flows of proved undeveloped and probable reserves are reduced by additional reserve adjustment factors. Changes in key assumptions may cause the accounting for acquisitions to be revised, including the recognition of additional goodwill or discount on acquisition. See Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our 2023 acquisitions.

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
The fair values of our open commodity positions are largely determined by the relevant forward commodity price curves of the indexes associated with our open derivative positions. The following table provides a sensitivity analysis of the projected incremental effect on income or loss before income taxes of a hypothetical 10% change in the relevant forward commodity price curves of the indexes associated with our open commodity positions as of March 31, 2023:

(in thousands)	As of March 31, 2023
Commodity derivative asset position	$35,778
Impact of a 10% increase in forward commodity prices	$(19,334)
Impact of a 10% decrease in forward commodity prices	$10,100
See Notes 7, 8 and 13 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our commodity derivatives. For additional discussion of our quantitative and qualitative disclosures about market risk, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2022 Annual Report.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our senior unsecured notes bear interest at fixed rates. The interest rate on our Senior Secured Credit Facility as of March 31, 2023 was 7.385%. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our debt. The interest rate on borrowings may be based on an alternate base rate or term secured overnight financing rate ("Term SOFR"), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the "prime rate" (as publicly announced by Wells Fargo Bank, N.A.) in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our Senior Secured Credit Facility) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. Interest on Term SOFR loans is equal to the sum of (a)(i) the Term SOFR (as defined in our Senior Secured Credit Facility) rate for such period plus (ii) the Term SOFR Adjustment (as defined in our Senior Secured Credit Facility) of 0.1% (in the case of clause (a), subject to a floor of 0%) plus (b) the applicable margin. The applicable margin varies from 1.5% to 2.5% on alternate base rate borrowings and from 2.5% to 3.5% on Term SOFR borrowings, in each case, depending on our utilization ratio. At March 31, 2023, the applicable margin on our borrowings were 1.5% for alternate base rate borrowings and 2.5% for Term SOFR borrowings.

Table of Content
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Vital's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Vital's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Vital's disclosure controls and procedures were effective as of March 31, 2023. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Vital's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2022 Annual Report and those set forth from time to time in our other filings with the SEC. There have been no material changes in our risk factors from those described in our 2022 Annual Report. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results.
Item 2.    Purchases of Equity Securities
The following table summarizes purchases of common stock by Vital for the periods presented:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum value that may yet be purchased under the program as of the respective period-end date(2)
January 1, 2023 - January 31, 2023	212	$51.42	—	$162,710,185
February 1, 2023 - February 28, 2023	21,962	$47.67	—	$162,710,185
March 1, 2023 - March 31, 2023	26,254	$53.40	—	$162,710,185
Total	48,428		—
______________________________________________________________________________
(1)Represents shares that were withheld by us to satisfy tax withholding obligations that arose upon the lapse of restrictions on equity-based compensation awards.
(2)On May 31, 2022, our board of directors authorized a $200 million share repurchase program commencing on the date of such announcement and continuing through and including May 27, 2024. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, including under plans complying with Rule 10b5-1 of the Exchange Act, and privately negotiated transactions. During the three months ended March 31, 2023, no shares were repurchased.
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
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits

		Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filing Date
2.1	Purchase and Sale Agreement, dated February 14, 2023, by and among Vital Energy, Inc. and Driftwood Energy Operating, LLC.	8-K	2.1	2/15/2023
3.1	Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated as of December 19, 2011.	8-K	3.1	12/22/2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated as of June 1, 2020.	8-K	3.1	6/1/2020
3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated May 26, 2022.	8-K	3.1	5/26/2022
3.4	Third Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated January 9, 2023.	8-K	3.1	1/9/2023
3.5	Certificate of Ownership and Merger, dated as of December 30, 2013.	8-K	3.1	1/6/2014
3.6	Fourth Amended and Restated Bylaws of Vital Energy, Inc., adopted January 9, 2023.	8-K	3.2	1/9/2023
4.1	Form of Common Stock Certificate.	8-A12B/A	4.1	1/7/2014
10.1	Vital Energy, Inc. Omnibus Equity Incentive Plan, as amended and restated as of January 9, 2023.	10-K	10.14	2/22/2023
10.2	Vital Energy, Inc. Change in Control Executive Severance Plan, as last amended January 9, 2023.	10-K	10.15	2/22/2023
10.3	Vital Energy, Inc. Executive Severance Plan, as amended and restated as of January 9, 2023.	10-K	10.16	2/22/2023
22.1	List of Issuers and Guarantor Subsidiaries.	10-K	22.1	2/22/2023
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101	The following financial information from Vital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAL ENERGY, INC.

Date: May 9, 2023	By:	/s/ Jason Pigott
Jason Pigott
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2023	By:	/s/ Bryan J. Lemmerman
Bryan J. Lemmerman
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: May 9, 2023	By:	/s/ Jessica R. Wren
Jessica R. Wren
Senior Director of Financial Accounting and SEC Reporting
(principal accounting officer)