Form 10-Q
period 2023-06-30
Vital Energy, Inc.
filed 2023-08-08
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of August 3, 2023: 18,596,884

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in or incorporated by reference into this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil, NGLs and natural gas reserves, drilling program capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "could," "may," "will," "foresee," "plan," "goal," "should," "intend," "pursue," "target," "continue," "suggest" or the negative thereof or other variations thereof or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Among the factors that significantly impact our business and could impact our business in the future are:
•moderating but continuing inflationary pressures and associated changes in monetary policy that may cause costs to rise;
•changes in domestic and global production, supply and demand for oil, NGL and natural gas and actions by the Organization of the Petroleum Exporting Countries members and other oil exporting nations ("OPEC+");
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
•the effects, duration and other implications of, including government response to widespread epidemic or pandemic diseases;
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
•our ability to comply with covenants and other terms and conditions contained in our debt agreements, including our Senior Secured Credit Facility and the indentures governing our senior unsecured notes, as well as debt that could be incurred in the future;
•our ability to generate sufficient cash to service our indebtedness, fund our capital requirements and generate future profits;
•drilling and operating risks, including risks related to hydraulic fracturing activities and those related to inclement or extreme weather, impacting our ability to produce existing wells and/or drill and complete new wells over an extended period of time;
•physical and transition risks relating to climate change;
•the impact of legislation or regulatory initiatives intended to address induced seismicity, including restrictions on the use of water, produced water and produced water wells, on our ability to conduct our operations;
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
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report, and under "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report") and those set forth from time to time in our other filings with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at https://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Vital Energy, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$71,696	$44,435
Accounts receivable, net	143,672	163,369
Derivatives	11,942	24,670
Other current assets	15,619	13,317
Total current assets	242,929	245,791
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	10,349,348	9,554,706
Unevaluated properties not being depleted	198,805	46,430
Less: accumulated depletion and impairment	(7,500,936)	(7,318,399)
Oil and natural gas properties, net	3,047,217	2,282,737
Midstream and other fixed assets, net	128,792	127,803
Property and equipment, net	3,176,009	2,410,540
Derivatives	24,314	24,363
Operating lease right-of-use assets	127,958	23,047
Deferred income taxes	222,217	—
Other noncurrent assets, net	22,002	22,373
Total assets	$3,815,429	$2,726,114
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$84,803	$102,516
Accrued capital expenditures	66,488	48,378
Undistributed revenue and royalties	166,663	160,023
Derivatives	2,338	5,960
Operating lease liabilities	48,961	15,449
Other current liabilities	64,492	82,950
Total current liabilities	433,745	415,276
Long-term debt, net	1,619,599	1,113,023
Derivatives	3,025	—
Asset retirement obligations	74,428	70,366
Operating lease liabilities	75,844	9,435
Other noncurrent liabilities	5,215	7,268
Total liabilities	2,211,856	1,615,368
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, and 18,593,867 and 16,762,127 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	186	168
Additional paid-in capital	2,838,143	2,754,085
Accumulated deficit	(1,234,756)	(1,643,507)
Total stockholders' equity	1,603,573	1,110,746
Total liabilities and stockholders' equity	$3,815,429	$2,726,114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Oil sales	$299,085	$410,359	$565,816	$757,802
NGL sales	25,887	72,505	58,893	137,660
Natural gas sales	8,952	66,606	27,026	105,195
Sales of purchased oil	338	8,795	14,189	87,659
Other operating revenues	800	1,891	1,645	4,235
Total revenues	335,062	560,156	667,569	1,092,551
Costs and expenses:
Lease operating expenses	57,718	42,014	107,899	82,890
Production and ad valorem taxes	21,607	33,001	42,138	60,488
Transportation and marketing expenses	10,681	10,994	21,596	25,737
Costs of purchased oil	588	6,780	14,755	89,744
General and administrative	18,482	16,999	44,412	38,943
Depletion, depreciation and amortization	103,340	78,135	190,119	151,627
Other operating expenses, net	1,351	3,999	2,835	4,137
Total costs and expenses	213,767	191,922	423,754	453,566
Gain on disposal of assets, net	154	930	391	670
Operating income	121,449	369,164	244,206	639,655
Non-operating income (expense):
Gain (loss) on derivatives, net	(18,044)	(65,927)	2,446	(391,743)
Interest expense	(31,529)	(32,807)	(60,083)	(65,284)
Loss on extinguishment of debt, net	—	(798)	—	(798)
Other income, net	1,104	6	1,958	150
Total non-operating expense, net	(48,469)	(99,526)	(55,679)	(457,675)
Income before income taxes	72,980	269,638	188,527	181,980
Income tax benefit (expense):
Current	(503)	(4,513)	(1,834)	(5,731)
Deferred	222,334	(2,579)	222,058	(484)
Total income tax benefit (expense)	221,831	(7,092)	220,224	(6,215)
Net income	$294,811	$262,546	$408,751	$175,765
Net income per common share:
Basic	$16.35	$15.60	$23.71	$10.46
Diluted	$16.30	$15.41	$23.60	$10.31
Weighted-average common shares outstanding:
Basic	18,031	16,834	17,236	16,800
Diluted	18,085	17,039	17,319	17,040

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2022	16,762	$168	$2,754,085	—	$—	$(1,643,507)	$1,110,746
Restricted stock awards	315	3	(3)	—	—	—	—
Restricted stock forfeitures	(3)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	49	(2,459)	—	(2,459)
Retirement of treasury stock	(49)	(1)	(2,458)	(49)	2,459	—	—
Share-settled equity-based compensation	—	—	3,141	—	—	—	3,141
Net income	—	—	—	—	—	113,940	113,940
Balance, March 31, 2023	17,025	170	2,754,765	—	—	(1,529,567)	1,225,368
Restricted stock awards	6	—	—	—	—	—	—
Restricted stock forfeitures	(9)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	7	(385)	—	(385)
Retirement of treasury stock	(7)	—	(385)	(7)	385	—	—
Share-settled equity-based compensation	—	—	3,711	—	—	—	3,711
Equity issued for acquisition of oil and natural gas properties	1,579	16	80,052	—	—	—	80,068
Net income	—	—	—	—	—	294,811	294,811
Balance, June 30, 2023	18,594	$186	$2,838,143	—	$—	$(1,234,756)	$1,603,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2021	17,075	$171	$2,788,628	—	$—	$(2,275,019)	$513,780
Restricted stock awards	232	2	(2)	—	—	—	—
Restricted stock forfeitures	(4)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	76	(5,847)	—	(5,847)
Retirement of treasury stock	(76)	(1)	(5,846)	(76)	5,847	—	—
Share-settled equity-based compensation	—	—	2,636	—	—	—	2,636
Performance share conversion	75	1	(1)	—	—	—	—
Net loss	—	—	—	—	—	(86,781)	(86,781)
Balance, March 31, 2022	17,302	173	2,785,415	—	—	(2,361,800)	423,788
Restricted stock awards	5	—	—	—	—	—	—
Restricted stock forfeitures	(3)	—	—	—	—	—	—
Share repurchases	—	—	—	85	(9,071)	—	(9,071)
Stock exchanged for tax withholding	—	—	—	7	(742)	—	(742)
Retirement of treasury stock	(92)	(1)	(9,812)	(92)	9,813	—	—
Share-settled equity-based compensation	—	—	2,935	—	—	—	2,935
Net income	—	—	—	—	—	262,546	262,546
Balance, June 30, 2022	17,212	$172	$2,778,538	—	$—	$(2,099,254)	$679,456

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$408,751	$175,765
Adjustments to reconcile net income to net cash provided by operating activities:
Share-settled equity-based compensation, net	5,465	4,657
Depletion, depreciation and amortization	190,119	151,627
Gain on disposal of assets, net	(391)	(670)
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(2,446)	391,743
Settlements received (paid) for matured derivatives, net	8,440	(297,824)
Loss on extinguishment of debt, net	—	798
Deferred income tax (benefit) expense	(222,058)	484
Other, net	5,147	15,964
Changes in operating assets and liabilities:
Accounts receivable, net	17,360	(53,960)
Other current assets	(8,230)	6,844
Other noncurrent assets, net	1,590	(34,057)
Accounts payable and accrued liabilities	(17,435)	(8,634)
Undistributed revenue and royalties	1,847	139,460
Other current liabilities	(18,647)	32,819
Other noncurrent liabilities	(4,499)	13,991
Net cash provided by operating activities	365,013	539,007
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net	(526,985)	(7,887)
Capital expenditures:
Oil and natural gas properties	(309,223)	(282,750)
Midstream and other fixed assets	(6,899)	(4,952)
Proceeds from dispositions of capital assets, net of selling costs	2,252	2,049
Settlements received for contingent consideration	2,035	—
Net cash used in investing activities	(838,820)	(293,540)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	595,000	135,000
Payments on Senior Secured Credit Facility	(90,000)	(240,000)
Extinguishment of debt	—	(32,334)
Share repurchases	—	(9,071)
Stock exchanged for tax withholding	(2,844)	(6,589)
Payments for debt issuance costs	—	(1,725)
Other, net	(1,088)	—
Net cash provided by (used in) financing activities	501,068	(154,719)
Net increase in cash and cash equivalents	27,261	90,748
Cash and cash equivalents, beginning of period	44,435	56,798
Cash and cash equivalents, end of period	$71,696	$147,546
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Vital Energy, Inc.
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
The unaudited consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2022 is derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's financial position as of June 30, 2023, results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. All adjustments are of a recurring nature unless otherwise disclosed herein.
Certain disclosures have been condensed or omitted from the unaudited consolidated financial statements. Accordingly, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2022 Annual Report.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. There was no impact on previously reported total assets, total liabilities, net income or stockholders' equity for the periods presented.
Significant accounting policies
There have been no material changes in the Company's significant accounting policies during the six months ended June 30, 2023. See Note 2 in the 2022 Annual Report for discussion of significant accounting policies.
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
Note 2—New accounting standards
The Company considered the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board to the Accounting Standards Codification and has determined there are no ASUs that are not yet adopted and meaningful to disclose as of June 30, 2023. Additionally, the Company did not adopt any new ASUs during the six months ended June 30, 2023.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 3—Acquisitions and divestitures
2023 Acquisitions
Forge Acquisition
On May 11, 2023, the Company entered into a purchase and sale agreement with Northern Oil and Gas, Inc. ("NOG") and Forge Energy II Delaware, LLC ("Forge"), pursuant to which the Company and NOG agreed to purchase Forge's oil and natural gas properties located in the Delaware Basin, including approximately 34,000 net acres in Pecos, Reeves and Ward Counties, and related assets and contracts, for an aggregate purchase price of $540.0 million of cash, subject to customary closing price adjustments. The Company agreed to purchase an undivided interest in 70% of the acquired assets and operate the assets and NOG agreed to purchase the remaining 30% of the assets (the "Forge Acquisition").
On June 30, 2023 ("Forge Closing Date"), the Company closed the Forge Acquisition for an aggregate purchase price of $397.2 million, comprised of (i) $391.6 million in cash, inclusive of customary closing price adjustments, subject to post-closing adjustments, and (ii) $5.7 million in transaction related expenses.
The Company determined that the Forge Acquisition was an asset acquisition, as substantially all of the gross assets acquired are concentrated in a group of similar identifiable assets. Accordingly, the consideration paid was allocated to the individual assets acquired and liabilities assumed based on their relative fair values and all transaction costs associated were capitalized.
The following table presents components of the purchase price, inclusive of customary closing adjustments:

(in thousands)	As of June 30, 2023
Cash consideration	$391,586
Transaction costs	5,656
Total purchase price	$397,242
The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their relative fair values, on the Forge Closing Date:

(in thousands)	As of June 30, 2023
Evaluated properties	$249,831
Unevaluated properties	153,110
Revenue suspense liabilities assumed	(4,323)
Asset retirement obligation liabilities assumed	(1,376)
Allocated purchase price	$397,242
The Company funded the cash purchase price and related transaction costs with respect to the Forge Acquisition with borrowings under its Senior Secured Credit Facility.
Driftwood Acquisition
On February 14, 2023, the Company entered into a purchase and sale agreement with Driftwood Energy Operating, LLC ("Driftwood"), pursuant to which the Company agreed to purchase (the "Driftwood Acquisition") Driftwood's oil and natural gas properties in the Midland Basin, including approximately 11,200 net acres located in Upton and Reagan Counties and related assets and contracts, inclusive of derivatives (the "Driftwood Assets").
On April 3, 2023 ("Driftwood Closing Date"), the Company closed the Driftwood Acquisition for an aggregate purchase price of $201.3 million, comprised of (i) $117.3 million of cash, inclusive of customary closing price adjustments, subject to post-closing adjustments, (ii) 1,578,948 shares of the Company's common stock, par value $0.01 per share, based upon the share price as of the Driftwood Closing Date and (iii) $3.9 million in transaction related expenses.
The Company determined that the Driftwood Acquisition was an asset acquisition, as substantially all of the gross assets acquired are concentrated in a group of similar identifiable assets. Accordingly, the consideration paid was allocated to the individual assets acquired and liabilities assumed based on their relative fair values and all transaction costs associated were capitalized.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents components of the purchase price, inclusive of customary closing adjustments:

(in thousands, except for share price data)	As of April 3, 2023
Shares of Company common stock	1,578,948
Company common stock price at the Driftwood Closing Date	$50.71
Value of the Company common stock consideration	$80,068

Cash consideration	$117,332
Transaction costs	3,857
Total purchase price	$201,257
The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their relative fair values, on the Driftwood Closing Date:

(in thousands)	As of April 3, 2023
Evaluated properties	$147,622
Unevaluated properties	59,088
Revenue suspense liabilities assumed	(470)
Derivative liabilities assumed	(4,151)
Asset retirement obligation liabilities assumed	(832)
Allocated purchase price	$201,257
The Company funded the cash portion of the purchase price and related transaction costs with respect to the Driftwood Acquisition from cash on hand and borrowings under its Senior Secured Credit Facility.
During the three months ended June 30, 2022, in connection with the Driftwood Acquisition, the Company acquired additional interests in the Driftwood Assets through additional sellers that exercised their "tag-along" sales rights, for total cash consideration of $8.6 million, excluding customary purchase price adjustments. These acquisitions were accounted for as asset acquisitions.
2022 Divestiture
On August 16, 2022, the Company entered into a purchase and sale agreement with NOG, pursuant to which the Company agreed to sell to NOG the Company's working interests in certain specified non-operated oil and gas properties (the "NOG Working Interest Sale").
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
(Unaudited)
Note 4—Debt
Long-term debt, net
The following table presents the Company's long-term debt and debt issuance costs, net included in "Long-term debt, net" on the consolidated balance sheets as of the dates presented:

	June 30, 2023			December 31, 2022
(in thousands)	Long-term debt	Debt issuance costs, net	Long-term debt, net	Long-term debt	Debt issuance costs, net	Long-term debt, net
January 2025 Notes	$455,628	$(2,407)	$453,221	$455,628	$(3,297)	$452,331
January 2028 Notes	300,309	(3,123)	297,186	300,309	(3,478)	296,831
July 2029 Notes	298,214	(4,022)	294,192	298,214	(4,353)	293,861
Senior Secured Credit Facility(1)	575,000	—	575,000	70,000	—	70,000
Total	$1,629,151	$(9,552)	$1,619,599	$1,124,151	$(11,128)	$1,113,023
______________________________________________________________________________
(1)Debt issuance costs, net related to the Senior Secured Credit Facility of $5.8 million and $7.3 million as of June 30, 2023 and December 31, 2022, respectively, are included in "Other noncurrent assets, net" on the consolidated balance sheets.
Senior unsecured notes repurchases
The following table presents the Company's repurchases of its senior unsecured notes and the related gain or loss on extinguishment of debt during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
January 2025 Notes	$—	$—	$—	$—
January 2028 Notes	—	6,250	—	6,250
January 2029 Notes	—	25,776	—	25,776
Total principal amount repurchased	$—	$32,026	$—	$32,026
Less:
Consideration paid	$—	$32,334	$—	$32,334
Write off of debt issuance costs	—	490	—	490
Loss on extinguishment of debt, net(1)	$—	$(798)	$—	$(798)
______________________________________________________________________________
(1)Amounts are included in "Loss on extinguishment of debt, net" on the consolidated statements of operations.
Senior Secured Credit Facility
As of June 30, 2023, the Senior Secured Credit Facility, which matures on July 16, 2025 (subject to a springing maturity date of July 29, 2024 if any of the January 2025 Notes are outstanding on such date), had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $1.3 billion and $1.0 billion, respectively, with a $575.0 million balance outstanding, and was subject to an interest rate of 7.978%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of June 30, 2023 and December 31, 2022, the Company had no letters of credit outstanding under the Senior Secured Credit Facility. For additional information see Note 7 in the 2022 Annual Report. See Note 14 for discussion of additional borrowings and repayments on the Senior Secured Credit Facility subsequent to June 30, 2023.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 5—Stockholders' equity
Shares issued for acquisition of oil and natural gas properties
On April 3, 2023, in connection with the Driftwood Acquisition, the Company issued 1,578,948 shares of its common stock as part of the purchase price. See Note 3 for additional information on the Driftwood Acquisition.
Authorized shares increase
On May 26, 2022, upon recommendation of the Company's board of directors, stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of its common stock from 22,500,000 shares to 40,000,000 shares.
Share repurchase program
On May 31, 2022, the Company's board of directors authorized a $200.0 million share repurchase program. The repurchase program commenced in May 2022 and expires in May 2024. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, including under plans complying with Rule 10b5-1 of the Exchange Act, and privately negotiated transactions. The timing and actual number of share repurchases will depend upon several factors, including market conditions, business conditions, the trading price of the Company's common stock and the nature of other investment opportunities available to the Company. The Company's board of directors may modify, increase, suspend or terminate the share repurchase program at any time at its discretion. During the six months ended June 30, 2022, the Company repurchased 85,161 shares of its common stock on the open market at a weighted-average price of $106.50 per common share for a total of $9.1 million under this program and, upon repurchase, the shares were retired. No shares were repurchased during the six months ended June 30, 2023. As of June 30, 2023, approximately $162.7 million remained available for future repurchases under the share repurchase program.
Note 6—Equity Incentive Plan
The Vital Energy, Inc. Omnibus Equity Incentive Plan (the "Equity Incentive Plan") provides for the granting of incentive awards in the form of restricted stock awards, stock option awards, performance share awards, performance unit awards, phantom unit awards and other awards. The Equity Incentive Plan allows for the issuance of up to 2,432,500 shares.
See Note 9 in the 2022 Annual Report for additional discussion of the Company's equity-based compensation awards.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents activity for equity-based compensation awards for the six months ended June 30, 2023:

	Equity Awards			Liability Awards
(in thousands)	Restricted Stock Awards	Stock Option Awards	Performance Share Awards	Performance Unit Awards(1)(2)	Phantom Unit Awards(3)
Outstanding as of December 31, 2022	362	3	48	150	18
Granted	321	—	—	75	—
Forfeited	(12)	—	—	—	—
Vested	(158)	—	—	(67)	(16)
Expired or canceled	—	(1)	—	—	—
Outstanding as of June 30, 2023	513	2	48	158	2
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
As of June 30, 2023, total unrecognized cost related to equity-based compensation awards was $30.2 million, of which $4.8 million was attributable to liability awards which will be settled in cash rather than shares. Such cost will be recognized on a straight-line basis over an expected weighted-average period of 2.14 years.
Equity-based compensation
The following table reflects equity-based compensation expense for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Equity awards:
Restricted stock awards	$3,322	$2,435	$6,039	$4,610
Performance share awards	389	500	813	961
Total share-settled equity-based compensation, gross	3,711	2,935	6,852	5,571
Less amounts capitalized	(818)	(331)	(1,387)	(914)
Total share-settled equity-based compensation, net	2,893	2,604	5,465	4,657
Liability awards:
Performance unit awards	1,093	340	1,590	5,906
Phantom unit awards	18	270	235	879
Total cash-settled equity-based compensation, gross	1,111	610	1,825	6,785
Less amounts capitalized	—	(155)	(50)	(202)
Total cash-settled equity-based compensation, net	1,111	455	1,775	6,583
Total equity-based compensation, net	$4,004	$3,059	$7,240	$11,240

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 7—Net income per common share
Basic and diluted net income per common share are computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of non-vested equity-based compensation awards. See Note 9 in the 2022 Annual Report for additional discussion of these awards.
The following table reflects the calculations of basic and diluted (i) weighted-average common shares outstanding and (ii) net income per common share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except for per share data)	2023	2022	2023	2022
Net income	$294,811	$262,546	$408,751	$175,765
Weighted-average common shares outstanding:
Basic	18,031	16,834	17,236	16,800
Dilutive non-vested restricted stock awards	54	205	83	216
Dilutive non-vested performance share awards(1)	—	—	—	24
Diluted	18,085	17,039	17,319	17,040
Net income per common share:
Basic	$16.35	$15.60	$23.71	$10.46
Diluted	$16.30	$15.41	$23.60	$10.31
_____________________________________________________________________________
(1)The dilutive effect of the non-vested performance shares for the three and six months ended June 30, 2022 was calculated assuming each respective performance period ended on June 30, 2022.
Note 8—Derivatives
The Company has two types of derivative instruments as of June 30, 2023: (i) commodity derivatives and (ii) a contingent consideration derivative. In previous periods, the Company also engaged in an interest rate swap derivative, which concluded during the second quarter of 2022. See Note 9 for discussion of fair value measurement of derivatives on a recurring basis and Note 14 for discussion of derivatives subsequent events. The Company's derivatives were not designated as hedges for accounting purposes, and the Company does not enter into such instruments for speculative trading purposes. Accordingly, the changes in derivative fair values are recognized in "Gain (loss) on derivatives, net" under "Non-operating income (expense)" on the consolidated statements of operations.
The following table summarizes components of the Company's gain (loss) on derivatives, net by type of derivative instrument for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Commodity	$(16,190)	$(66,347)	$1,392	$(396,071)
Contingent consideration	(1,854)	419	1,054	4,314
Interest rate	—	1	—	14
Gain (loss) on derivatives, net	$(18,044)	$(65,927)	$2,446	$(391,743)
Commodity
Due to the inherent volatility in oil, NGL and natural gas prices and the sometimes wide pricing differentials between where the Company produces and where the Company sells such commodities, the Company engages in commodity derivative transactions, such as puts, swaps, collars and basis swaps, to hedge price risk associated with a portion of the Company's anticipated sales volumes. By removing a portion of the price volatility associated with future sales volumes, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. See Note 11 in the 2022 Annual Report for discussion of transaction types and settlement indexes. During the six months ended June 30, 2023, the Company’s derivatives were settled based on reported prices on commodity exchanges, with oil derivatives settled based on WTI NYMEX, Argus WTI Midland and Argus WTI Formula Basis pricing and natural gas derivatives settled based on Henry Hub NYMEX and Waha Inside FERC pricing.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes open commodity derivative positions as of June 30, 2023, for commodity derivatives that were entered into through June 30, 2023, for the settlement periods presented:

	Remaining Year 2023	Year 2024
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	2,024,000	3,260,950
Weighted-average price ($/Bbl)	$72.83	$69.56
WTI NYMEX - Collars:
Volume (Bbl)	1,793,400	—
Weighted-average floor price ($/Bbl)	$69.58	$—
Weighted-average ceiling price ($/Bbl)	$87.01	$—
WTI NYMEX - Three-way Collars:
Volume (Bbl)	191,500	217,350
Weighted-average sold put price ($/Bbl)	$45.54	$50.00
Weighted-average floor price ($/Bbl)	$57.68	$66.51
Weighted-average ceiling price ($/Bbl)	$74.37	$87.09
Argus WTI Midland to Argus WTI Formula Basis - Basis Swaps:
Volume (Bbl)	328,900	293,300
Weighted-average differential ($/Bbl)	$0.18	$0.11
Natural gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	78,100	22,415,700
Weighted-average price ($/MMBtu)	$2.46	$3.47
Henry Hub NYMEX - Collars:
Volume (MMBtu)	13,685,407	776,292
Weighted-average floor price ($/MMBtu)	$4.11	$3.40
Weighted-average ceiling price ($/MMBtu)	$8.33	$6.11
Henry Hub NYMEX - Three-way Collars:
Volume (MMBtu)	69,000	—
Weighted-average sold put price ($/MMBtu)	$2.00	$—
Weighted-average floor price ($/MMBtu)	$2.50	$—
Weighted-average ceiling price ($/MMBtu)	$3.01	$—
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	21,192,507	23,191,992
Weighted-average differential ($/MMBtu)	$(1.53)	$(0.75)
Contingent consideration
On May 7, 2021, the Company entered into a purchase and sale agreement (the "Sixth Street PSA"), to sell 37.5% of the Company's working interest in certain producing wellbores and the related properties primarily located within Glasscock and Reagan Counties, Texas. The Sixth Street PSA provides for potential contingent payments to be paid to the Company if certain cash flow targets are met related to divested oil and natural gas property operations (the "Sixth Street Contingent Consideration"). The Sixth Street Contingent Consideration provides the Company with the right to receive up to a maximum of $93.7 million in additional cash consideration, comprised of potential quarterly payments through June 2027 totaling up to $38.7 million and a potential balloon payment of $55.0 million in June 2027. As of June 30, 2023, the maximum remaining additional cash consideration of the contingent consideration was $85.4 million. The fair value of the Sixth Street Contingent Consideration was $26.2 million as of June 30, 2023 and $26.6 million as of December 31, 2022.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 9—Fair value measurements
See the beginning of Note 12 in the 2022 Annual Report for information about the fair value hierarchy levels.
Fair value measurement on a recurring basis
See Note 8 for further discussion of the Company's derivatives.
Balance sheet presentation
The following tables present the Company's derivatives by (i) balance sheet classification, (ii) derivative type and (iii) fair value hierarchy level, and provide a total, on a gross basis and a net basis reflected in "Derivatives" on the consolidated balance sheets as of the dates presented:

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$32,558	$—	$32,558	$(22,541)	$10,017
Contingent consideration	—	—	1,925	1,925	—	1,925
Noncurrent:
Commodity	—	416	—	416	(416)	—
Contingent consideration	—	—	24,314	24,314	—	24,314
Liabilities:
Current:
Commodity	—	(24,879)	—	(24,879)	22,541	(2,338)
Noncurrent:
Commodity	—	(3,441)	—	(3,441)	416	(3,025)
Net derivative asset positions	$—	$4,654	$26,239	$30,893	$—	$30,893

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$35,586	$—	$35,586	$(13,193)	$22,393
Contingent consideration	—	—	2,277	2,277	—	2,277
Noncurrent:
Contingent consideration	—	—	24,363	24,363	—	24,363
Liabilities:
Current:
Commodity	—	(19,153)	—	(19,153)	13,193	(5,960)
Net derivative asset positions	$—	$16,433	$26,640	$43,073	$—	$43,073
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
The following table summarizes the changes in contingent consideration derivatives classified as Level 3 measurements for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Balance of Level 3 at beginning of period	$28,093	$39,756	$26,640	$35,861
Change in Sixth Street Contingent Consideration fair value	(1,854)	419	1,054	4,314
Settlements realized(1)	—	(1,555)	(1,455)	(1,555)
Balance of Level 3 at end of period	$26,239	$38,620	$26,239	$38,620
_____________________________________________________________________________
(1)For the six months ended June 30, 2023 and 2022, the settlements are included in "Settlements received for contingent consideration" in cash flows from investing activities on the consolidated statements of cash flows.
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
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	June 30, 2023		December 31, 2022
(in thousands)	Carrying amount	Fair value(1)	Carrying amount	Fair value(1)
January 2025 Notes	$455,628	$452,211	$455,628	$449,122
January 2028 Notes	300,309	294,378	300,309	292,846
July 2029 Notes	298,214	246,027	298,214	268,416
Senior Secured Credit Facility	575,000	575,348	70,000	69,945
Total	$1,629,151	$1,567,964	$1,124,151	$1,080,329
______________________________________________________________________________
(1)The fair values of the outstanding notes were determined using the Level 2 fair value hierarchy quoted market prices for each respective instrument as of June 30, 2023 and December 31, 2022. The fair values of the outstanding debt under the Senior Secured Credit Facility was estimated utilizing the Level 2 fair value hierarchy pricing model for similar instruments as of June 30, 2023 and December 31, 2022.
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
The Company has committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. A portion of the Company's commitments are related to transportation commitments with a certain pipeline pertaining to the gathering of the Company's production from established acreage that extends into 2024. The Company was unable to satisfy a portion of this particular commitment with produced or purchased oil, therefore, the Company expensed firm transportation payments on excess capacity of $2.4 million and $3.5 million during the six months ended June 30, 2023 and 2022, respectively, which are recorded in "Transportation and marketing expenses" on the consolidated statements of operations. The Company had an estimated aggregate liability of firm transportation payments on excess capacity of $11.7 million and $11.5 million as of June 30, 2023 and December 31, 2022, respectively, and is included in "Accounts payable and accrued liabilities" on the consolidated balance sheets. As of June 30, 2023, future firm sale and transportation commitments of $138.5 million are expected to be satisfied and, as such, are not recorded as a liability on the consolidated balance sheet.
Note 11—Supplemental cash flow and non-cash information
The following table presents supplemental cash flow and non-cash information for the periods presented:

	Six months ended June 30,
(in thousands)	2023	2022
Supplemental cash flow information:
Cash paid for interest, net of $1,116 and $2,606 of capitalized interest, respectively	$55,987	$67,995
Supplemental non-cash operating information:
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$124,868	$33,985
Supplemental non-cash investing information:
Change in accrued capital expenditures	$18,110	$14,173
Equity issued for acquisition of oil and natural gas properties(2)	$80,068	$—
Liabilities assumed in acquisitions of oil and natural gas properties(2)	$11,152	$—
_____________________________________________________________________________
(1)See Notes 5 and 18 in the 2022 Annual Report for additional discussion of the Company's leases.
(2)See Note 3 for additional discussion regarding acquisitions.
Note 12—Income taxes
As of June 30, 2023, the Company’s deferred tax assets were primarily the result of U.S. net operating loss carryforwards. A valuation allowance of $298.2 million was recorded against the gross deferred tax asset balance as of December 31, 2022, on the basis of management’s assessment that its deferred tax assets did not meet the standard for recognition. As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2023, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not its federal deferred tax assets are realizable. Therefore, the Company reduced its valuation allowance accordingly and recorded a discrete quarterly benefit of $222.2 million during the three months ended June 30, 2023. The balance of the valuation allowance reversal is reflected as part of the Company's estimated annualized effective tax rate with respect to current year projected earnings. The Company believes that it is more-likely-than-not that its Oklahoma deferred tax assets are not realizable and continues to maintain a full valuation allowance recorded against these deferred tax assets.
As of June 30, 2023, the Company had federal net operating loss carryforwards totaling $1.2 billion, $727.4 million of which will begin to expire in 2034 and $425.9 million of which will not expire but may be limited in future periods, and state of Oklahoma net operating loss carryforwards totaling $34.4 million that will begin to expire in 2032. If the Company were to experience an "ownership change" as determined under Section 382 of the Internal Revenue Code, the Company's ability to

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
offset taxable income arising after the ownership change with net operating losses arising prior to the ownership change could be significantly limited.
Note 13—Related parties
Halliburton
The Chairman of the Company's board of directors is on the board of directors of Halliburton Company ("Halliburton"). Halliburton provides drilling and completions services to the Company. The Company has entered into a lease agreement with Halliburton, which became effective during the first quarter of 2023 and extends through 2025, to provide an electric fracture stimulation crew and the related services. Under the agreement, the Company had a lease liability of $73.2 million as of June 30, 2023 which is included in both current and noncurrent "Operating lease liabilities" on the consolidated balance sheets. Services provided under the lease agreement do not differ substantially from historical services provided by Halliburton, which were previously not subject to a long-term agreement. Payments to Halliburton are included in capital expenditures for oil and natural gas properties in cash flows from investing activities on the consolidated statements of cash flows.
The following table presents the capital expenditures for oil and natural gas properties paid to Halliburton included in the consolidated statements of cash flows for the periods presented:

	Six months ended June 30,
(in thousands)	2023	2022
Capital expenditures for oil and natural gas properties	$69,911	$56,620

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 14—Subsequent events
Senior Secured Credit Facility
On July 12, 2023, the Company borrowed an additional $35.0 million, and on July 24, 2023, the Company repaid $15.0 million on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $595.0 million as of August 4, 2023. See Note 4 for additional discussion of the Senior Secured Credit Facility.
Commodity derivatives
The following table summarizes the Company's open oil and natural gas derivative positions as of June 30, 2023, updated for the derivative transactions entered into from June 30, 2023 through August 4, 2023, for the settlement periods presented:

	Remaining Year 2023	Year 2024
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	3,860,000	5,638,950
Weighted-average price ($/Bbl)	$73.51	$71.49
WTI NYMEX - Collars:
Volume (Bbl)	1,793,400	—
Weighted-average floor price ($/Bbl)	$69.58	$—
Weighted-average ceiling price ($/Bbl)	$87.01	$—
WTI NYMEX - Three-way Collars:
Volume (Bbl)	191,500	217,350
Weighted-average sold put price ($/Bbl)	$45.54	$50.00
Weighted-average floor price ($/Bbl)	$57.68	$66.51
Weighted-average ceiling price ($/Bbl)	$74.37	$87.09
Argus WTI Midland to Argus WTI Formula Basis - Basis Swaps:
Volume (Bbl)	328,900	293,300
Weighted-average differential ($/Bbl)	$0.18	$0.11
Natural gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	78,100	26,075,700
Weighted-average price ($/MMBtu)	$2.46	$3.47
Henry Hub NYMEX - Collars:
Volume (MMBtu)	13,685,407	776,292
Weighted-average floor price ($/MMBtu)	$4.11	$3.40
Weighted-average ceiling price ($/MMBtu)	$8.33	$6.11
Henry Hub NYMEX - Three-way Collars:
Volume (MMBtu)	69,000	—
Weighted-average sold put price ($/MMBtu)	$2.00	$—
Weighted-average floor price ($/MMBtu)	$2.50	$—
Weighted-average ceiling price ($/MMBtu)	$3.01	$—
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	21,192,507	26,851,992
Weighted-average differential ($/MMBtu)	$(1.53)	$(0.74)
See Note 8 for additional discussion regarding the Company's derivatives. There has been no other derivative activity subsequent to June 30, 2023.

Table of Content
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is for the three and six months ended June 30, 2023 and 2022, and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2022 Annual Report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Vital," "we," "us," "our" or similar terms refer to Vital and its subsidiaries, collectively, unless the context otherwise indicates or requires. Unless otherwise specified, references to "average sales price" refer to average sales price excluding the effects of our derivative transactions. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin of West Texas. The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. We have grown primarily through our drilling program, coupled with select strategic acquisitions. As of June 30, 2023, we had assembled 197,985 net acres in the Permian Basin.
We produced a Company-record 44,360 Bbl/d of oil during the second quarter of 2023. We also closed on two previously announced accretive acquisitions in the Midland and Delaware basins, adding approximately 35,000 net acres and 130 gross high-value, oil-weighted locations to our asset base.
As of June 30, 2023, we were operating three drilling rigs and one completions crew. We utilized a second completions crew during a portion of third-quarter 2023, and again expect to utilize a second completions crew in late fourth-quarter 2023 to optimize completion activities in the Midland and Delaware basins. Our planned capital expenditures for full-year 2023 are expected to be between $665.0 million and $695.0 million. However, we will continue to monitor commodity prices and service costs and adjust activity levels in order to proactively manage our cash flows and preserve liquidity. Below is a summary and comparative analysis of our financial and operating performance for the periods presented:

	Three months ended June 30,		2023 compared to 2022
(in thousands)	2023	2022	Change (#)	Change (%)
Oil sales volumes (MBbl)	4,037	3,690	347	9%
Oil equivalent sales volumes (MBOE)	8,193	7,920	273	3%
Oil, NGL and natural gas sales(1)	$333,924	$549,470	$(215,546)	(39)%
Net income(2)	$294,811	$262,546	$32,265	12%
Net cash provided by operating activities	$248,888	$368,125	$(119,237)	(32)%
_____________________________________________________________________________
(1)Our oil, NGL and natural gas sales decreased primarily as a result of a 41% decrease in average sales price per BOE.
(2)Our net income for the three months ended June 30, 2023 includes a non-cash deferred income tax benefit of $222.2 million in connection with the release of our valuation allowance.

Table of Content

	Six months ended June 30,		2023 compared to 2022
(in thousands)	2023	2022	Change (#)	Change (%)
Oil sales volumes (MBbl)	7,504	7,317	187	3%
Oil equivalent sales volumes (MBOE)	15,430	15,581	(151)	(1)%
Oil, NGL and natural gas sales(1)	$651,735	$1,000,657	$(348,922)	(35)%
Net income(2)	$408,751	$175,765	$232,986	133%
Net cash provided by operating activities	$365,013	$539,007	$(173,994)	(32)%
_____________________________________________________________________________
(1)Our oil, NGL and natural gas sales decreased primarily as a result of a 34% decrease in average sales price per BOE.
(2)Our net income for the six months ended June 30, 2023 includes a non-cash deferred income tax benefit of $222.2 million in connection with the release of our valuation allowance.
Recent developments
Inflation and interest rates considerations
Drilling and completions costs and costs of oilfield services, equipment and materials are moderating but continue to persist at elevated levels in the second quarter of 2023 in conjunction with labor tightening, lingering supply chain disruptions and the resulting limited availability of certain materials and products manufactured using such materials and heightened levels of inflation. In addition to the effect of such inflationary pressures on our operating and capital costs, higher interest rates have increased our borrowing costs on debt under our Senior Secured Credit Facility and may limit our ability to access debt capital markets. Additional increases in interest rates have the potential to increase our costs of borrowing even more. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve costs, which may, in part, offset cost increases from inflation and reduce our borrowing needs.
See Note 14 to our consolidated financial statements included elsewhere in this Quarterly Report for discussion of recent developments that have occurred subsequent to June 30, 2023.
Pricing and reserves
Commodity prices have historically been volatile. While general economic concerns continue to place some downward pressure on commodity prices, worldwide commodity demand continues to rise. Although supply has increased, it has been constrained and pricing has been affected, in part, by the impact of the world political and economic environment. Any of the above factors could change or reverse, and global commodity and financial markets remain subject to heightened levels of uncertainty and volatility.
Our results of operations are heavily influenced by oil, NGL and natural gas prices. We maintain an active commodity derivatives strategy to minimize commodity price volatility and support cash flows for operations. We have entered into a number of commodity derivative contracts that have enabled us to offset a portion of the changes in our cash flow caused by fluctuations in price and basis differentials for our sales of oil, NGL and natural gas, as discussed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." See Notes 8, 9 and 14 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our commodity derivatives. Notwithstanding our derivatives strategy, another collapse in commodity prices may affect the economic viability of, and our ability to fund, our drilling projects, as well as the economic recovery of oil, NGL and natural gas reserves. See "Critical accounting estimates" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2022 Annual Report for further discussion of our oil, NGL and natural gas reserve quantities and standardized measure of discounted future net cash flows.
Our reserves are reported in three streams: oil, NGL and natural gas. The Realized Prices, which are utilized to value our proved reserves and calculated using the average first-day-of-the-month prices for each month within the 12-month period prior to the end of the reporting period, adjusted for factors affecting price received at the delivery point, as of June 30, 2023 were $84.88 for oil, $19.88 for NGL and $2.49 for natural gas. The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling as of June 30, 2023 and June 30, 2022. As such, no full cost ceiling impairments were recorded during the six months ending June 30, 2023 and June 30, 2022. Oil prices have declined from mid-2022 levels; however, even with this decline if oil prices remain at current levels, we do not anticipate recording full

Table of Content
cost ceiling impairments for the foreseeable future. See Notes 2 and 6 in our 2022 Annual Report for discussion of the full cost method of accounting and our Realized Prices.
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
The following tables present our sources of revenue as a percentage of total revenues for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2023 compared to 2022
	2023	2022	Change (#)	Change (%)
Oil sales	89%	73%	16%	22%
NGL sales	8%	13%	(5)%	(38)%
Natural gas sales	3%	12%	(9)%	(75)%
Sales of purchased oil	—%	2%	(2)%	(100)%
Other operating revenues	—%	—%	—%	—%
Total	100%	100%

	Six months ended June 30,		2023 compared to 2022
	2023	2022	Change (#)	Change (%)
Oil sales	85%	69%	16%	23%
NGL sales	9%	13%	(4)%	(31)%
Natural gas sales	4%	10%	(6)%	(60)%
Sales of purchased oil	2%	8%	(6)%	(75)%
Other operating revenues	—%	—%	—%	—%
Total	100%	100%

Table of Content
Oil, NGL and natural gas sales volumes, revenues and prices
The following tables present information regarding our oil, NGL and natural gas sales volumes, sales revenues and average sales prices for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2023 compared to 2022
	2023	2022	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	4,037	3,690	347	9%
NGL (MBbl)	2,050	2,100	(50)	(2)%
Natural gas (MMcf)	12,638	12,774	(136)	(1)%
Oil equivalent (MBOE)(1)(2)	8,193	7,920	273	3%
Average daily oil equivalent sales volumes (BOE/d)(2)	90,030	87,032	2,998	3%
Average daily oil sales volumes (Bbl/d)(2)	44,360	40,553	3,807	9%
Sales revenues (in thousands):
Oil	$299,085	$410,359	$(111,274)	(27)%
NGL	25,887	72,505	(46,618)	(64)%
Natural gas	8,952	66,606	(57,654)	(87)%
Total oil, NGL and natural gas sales revenues	$333,924	$549,470	$(215,546)	(39)%
Average sales prices(2):
Oil ($/Bbl)(3)	$74.09	$111.20	$(37.11)	(33)%
NGL ($/Bbl)(3)	$12.63	$34.52	$(21.89)	(63)%
Natural gas ($/Mcf)(3)	$0.71	$5.21	$(4.50)	(86)%
Average sales price ($/BOE)(3)	$40.76	$69.38	$(28.62)	(41)%
Oil, with commodity derivatives ($/Bbl)(4)	$74.43	$74.72	$(0.29)	—%
NGL, with commodity derivatives ($/Bbl)(4)	$12.63	$27.24	$(14.61)	(54)%
Natural gas, with commodity derivatives ($/Mcf)(4)	$1.45	$3.33	$(1.88)	(56)%
Average sales price, with commodity derivatives ($/BOE)(4)	$42.07	$47.41	$(5.34)	(11)%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the three months ended June 30, 2023 and 2022 columns are based on actual amounts and may not recalculate using the rounded numbers presented in the table above or the table below.
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

Table of Content

	Six months ended June 30,		2023 compared to 2022
	2023	2022	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	7,504	7,317	187	3%
NGL (MBbl)	3,899	4,094	(195)	(5)%
Natural gas (MMcf)	24,167	25,017	(850)	(3)%
Oil equivalent (MBOE)(1)(2)	15,430	15,581	(151)	(1)%
Average daily oil equivalent sales volumes (BOE/d)(2)	85,250	86,080	(830)	(1)%
Average daily oil sales volumes (Bbl/d)(2)	41,457	40,424	1,033	3%
Sales revenues (in thousands):
Oil	$565,816	$757,802	$(191,986)	(25)%
NGL	58,893	137,660	(78,767)	(57)%
Natural gas	27,026	105,195	(78,169)	(74)%
Total oil, NGL and natural gas sales revenues	$651,735	$1,000,657	$(348,922)	(35)%
Average sales prices(2):
Oil ($/Bbl)(3)	$75.41	$103.57	$(28.16)	(27)%
NGL ($/Bbl)(3)	$15.11	$33.62	$(18.51)	(55)%
Natural gas ($/Mcf)(3)	$1.12	$4.20	$(3.08)	(73)%
Average sales price ($/BOE)(3)	$42.24	$64.22	$(21.98)	(34)%
Oil, with commodity derivatives ($/Bbl)(4)	$75.53	$71.01	$4.52	6%
NGL, with commodity derivatives ($/Bbl)(4)	$15.11	$26.65	$(11.54)	(43)%
Natural gas, with commodity derivatives ($/Mcf)(4)	$1.45	$2.90	$(1.45)	(50)%
Average sales price, with commodity derivatives ($/BOE)(4)	$42.82	$45.01	$(2.19)	(5)%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the six months ended June 30, 2023 and 2022 columns are based on actual amounts and may not recalculate using the rounded numbers presented in the table above or the table below.
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

The following tables present net settlements paid for matured commodity derivatives utilized in our calculation of the average sales prices, with commodity derivatives, for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Oil	$(1,355)	$(134,631)	$133,276	99%
NGL	—	(15,294)	15,294	100%
Natural gas	(9,428)	(24,090)	14,662	61%
Total	$(10,783)	$(174,015)	$163,232	94%

	Six months ended June 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Oil	$(941)	$(238,244)	$237,303	100%
NGL	—	(28,533)	28,533	100%
Natural gas	(8,079)	(32,564)	24,485	75%
Total	$(9,020)	$(299,341)	$290,321	97%

Table of Content
Changes in average sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three and six months ended June 30, 2023 and 2022:

(in thousands)	Oil	NGL	Natural gas	Total
Second-quarter 2022 Revenues	$410,359	$72,505	$66,606	$549,470
Effect of changes in average sales prices	(149,795)	(44,860)	(56,945)	(251,600)
Effect of changes in sales volumes	38,521	(1,758)	(709)	36,054
Second-quarter 2023 Revenues	$299,085	$25,887	$8,952	$333,924
Change ($)	$(111,274)	$(46,618)	$(57,654)	$(215,546)
Change (%)	(27)%	(64)%	(87)%	(39)%

(in thousands)	Oil	NGL	Natural gas	Total
First-half 2022 Revenues	$757,802	$137,660	$105,195	$1,000,657
Effect of changes in average sales prices	(211,339)	(72,195)	(74,593)	(358,127)
Effect of changes in sales volumes	19,353	(6,572)	(3,576)	9,205
First-half 2023 Revenues	$565,816	$58,893	$27,026	$651,735
Change ($)	$(191,986)	$(78,767)	$(78,169)	$(348,922)
Change (%)	(25)%	(57)%	(74)%	(35)%
The following tables present sales of purchased oil for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Sales of purchased oil	$338	$8,795	$(8,457)	(96)%

	Six months ended June 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Sales of purchased oil	$14,189	$87,659	$(73,470)	(84)%
Sales of purchased oil are a function of the volumes and prices of purchased oil sold to customers and are offset by the volumes and costs of purchased oil. We are a firm shipper on the Gray Oak pipeline and we utilize purchased oil to fulfill portions of our commitments. In previous periods, we also utilized purchased oil to fulfill portions of our Bridgetex pipeline commitment, which ended during the first quarter of 2022. The continuance of this practice in the future is based upon, among other factors, our pipeline capacity as a firm shipper and the quantity of our lease production which may contribute to our pipeline commitments. Sales of purchased oil decreased during the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to (i) a larger portion of our pipeline commitments being fulfilled by our lease production and (ii) a decrease in sales price.

Table of Content
Costs and expenses
The following tables present information regarding costs and expenses and selected average costs and expenses per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2023 compared to 2022
(in thousands except for per BOE sold data)	2023	2022	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$57,718	$42,014	$15,704	37%
Production and ad valorem taxes	21,607	33,001	(11,394)	(35)%
Transportation and marketing expenses	10,681	10,994	(313)	(3)%
Costs of purchased oil	588	6,780	(6,192)	(91)%
General and administrative (excluding LTIP and transaction expenses)	15,427	13,505	1,922	14%
General and administrative (LTIP):
LTIP cash	1,323	889	434	49%
LTIP non-cash	2,593	2,605	(12)	—%
General and administrative (transaction expenses)	(861)	—	(861)	(100)%
Depletion, depreciation and amortization	103,340	78,135	25,205	32%
Other operating expenses, net	1,351	3,999	(2,648)	(66)%
Total costs and expenses	$213,767	$191,922	$21,845	11%
Gain on disposal of assets, net	$154	$930	$(776)	(83)%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$7.05	$5.30	$1.75	33%
Production and ad valorem taxes	2.64	4.17	(1.53)	(37)%
Transportation and marketing expenses	1.30	1.39	(0.09)	(6)%
General and administrative (excluding LTIP and transaction expenses)	1.88	1.71	0.17	10%
Total selected operating expenses	$12.87	$12.57	$0.30	2%
General and administrative (LTIP):
LTIP cash	$0.16	$0.11	$0.05	45%
LTIP non-cash	$0.32	$0.33	$(0.01)	(3)%
General and administrative (transaction expenses)	$(0.11)	$—	$(0.11)	(100)%
Depletion, depreciation and amortization	$12.61	$9.87	$2.74	28%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.

Table of Content

	Six months ended June 30,		2023 compared to 2022
(in thousands except for per BOE sold data)	2023	2022	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$107,899	$82,890	$25,009	30%
Production and ad valorem taxes	42,138	60,488	(18,350)	(30)%
Transportation and marketing expenses	21,596	25,737	(4,141)	(16)%
Costs of purchased oil	14,755	89,744	(74,989)	(84)%
General and administrative (excluding LTIP and transaction expenses)	37,301	26,898	10,403	39%
General and administrative (LTIP):
LTIP cash	2,246	7,388	(5,142)	(70)%
LTIP non-cash	4,865	4,657	208	4%
General and administrative (transaction expenses)	—	—	—	—%
Depletion, depreciation and amortization	190,119	151,627	38,492	25%
Other operating expenses, net	2,835	4,137	(1,302)	(31)%
Total costs and expenses	$423,754	$453,566	$(29,812)	(7)%
Gain on disposal of assets, net	$391	$670	$(279)	(42)%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$6.99	$5.32	$1.67	31%
Production and ad valorem taxes	2.73	3.88	(1.15)	(30)%
Transportation and marketing expenses	1.40	1.65	(0.25)	(15)%
General and administrative (excluding LTIP and transaction expenses)	2.42	1.73	0.69	40%
Total selected operating expenses	$13.54	$12.58	$0.96	8%
General and administrative (LTIP):
LTIP cash	$0.15	$0.47	$(0.32)	(68)%
LTIP non-cash	$0.32	$0.30	$0.02	7%
General and administrative (transaction expenses)	$—	$—	$—	—%
Depletion, depreciation and amortization	$12.32	$9.73	$2.59	27%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.
Lease operating expenses ("LOE"). LOE, which includes workover expenses, increased for the three and six months ended June 30, 2023, compared to the same periods in 2022. LOE are daily expenses incurred to bring oil, NGL and natural gas out of the ground and to market, together with the daily expenses incurred to maintain our producing properties. Such costs also include maintenance, repairs and non-routine workover expenses related to our oil and natural gas properties. LOE increased during the first half of 2023 due to (i) a higher percentage of our production shifting to high-value Howard County wells and other recently acquired wells, where, among other things, we have higher water production, resulting in increased water handling and lifting costs and (ii) inflationary pressures. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to LOE. LOE is expected to increase slightly for the remainder of 2023.
Production and ad valorem taxes. Production and ad valorem taxes decreased for the three and six months ended June 30, 2023, compared to the same periods in 2022, due to decreased oil, NGL and natural gas sales revenues. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenues, and are established by federal, state or local taxing authorities. We take advantage of all credits and exemptions in our various taxing jurisdictions. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.
Transportation and marketing expenses. Transportation and marketing expenses decreased for the three and six months ended June 30, 2023, compared to the same periods in 2022. These are expenses incurred for the delivery of produced oil to

Table of Content
customers in the U.S. Gulf Coast market via the Gray Oak pipeline and, in previous periods, the Bridgetex pipeline. We ship the majority of our produced oil to the U.S. Gulf Coast, which we believe provides a long-term pricing advantage versus the Midland market. Additionally, firm transportation payments on excess pipeline capacity associated with transportation agreements are included in transportation and marketing expenses. See Note 10 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our transportation commitments.
Costs of purchased oil. During the three and six months ended June 30, 2023, we were a firm shipper on the Gray Oak pipeline and we utilized purchased oil to fulfill portions of our commitments. In previous periods, we also utilized purchased oil to fulfill portions of our Bridgetex pipeline commitment, which ended during the first quarter of 2022. In the event our long-haul transportation capacity on the Gray Oak pipeline is expected to exceed our net production, consistent with our historic practice, we expect to continue to purchase third-party oil at the trading hubs to satisfy the deficit in our associated long-haul transportation commitments. Costs of purchased oil decreased for the three and six months ended June 30, 2023, compared to the same periods in 2022 primarily due to (i) a larger portion of our pipeline commitments being fulfilled by our lease production and (iii) a decrease in purchased price.
General and administrative ("G&A"). G&A, excluding employee compensation expenses from our long-term incentive plan ("LTIP") and transaction expenses associated with the Driftwood Acquisition, increased for the three and six months ended June 30, 2023, compared to the same periods in 2022. Such increases are primarily due to (i) bonuses paid to our workforce in first-quarter 2023 for full-year 2022 performance, which were higher than expected, (ii) bonuses accrued for our workforce related to first-half 2023 performance, (iii) expenses in connection with retention bonuses paid to our workforce and (iv) inflationary pressures on workforce compensation.
LTIP cash expense increased for the three months ended June 30, 2023, compared to the same period in 2022 due to (i) new cash-settled performance unit awards granted in 2023 and (ii) fluctuations in the fair value of our cash-settled LTIP awards during the first half of 2022, as a result of the performance of our stock. LTIP cash expense decreased for the six months ended June 30, 2023, compared to the same period in 2022 due to fluctuations in the fair values of our cash-settled LTIP awards during the first half of 2023, as a result of the performance of our stock, and partially offset by new cash-settled performance unit awards granted in 2023.
LTIP non-cash expense increased slightly for the six months ended June 30, 2023, compared to the same period in 2022, and was consistent for the three months ended June 30, 2023 and 2022 as there have not been significant changes in our equity award compensation program. See Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report for information regarding our equity-based compensation.
Transaction expenses represent incurred costs during the first quarter of 2023 associated with the Driftwood Acquisition, which closed on April 3, 2023. As the transaction was determined to be an asset acquisition, these costs were capitalized as part of the acquisition purchase price during the second quarter of 2023.
Depletion, depreciation and amortization. The following tables present depletion expense per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Depletion expense per BOE sold	$12.13	$9.47	$2.66	28%

	Six months ended June 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Depletion expense per BOE sold	$11.83	$9.30	$2.53	27%
Depletion expense per BOE increased for the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to an increase in future development costs of our oil and natural gas properties, which includes the effects of inflationary pressures. See Note 6 to our consolidated financial statements included in our 2022 Annual Report and "—Pricing and reserves" for additional information regarding the full cost method of accounting.

Table of Content
Non-operating income (expense)
The following table presents the components of non-operating income (expense), net for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Loss on derivatives, net	$(18,044)	$(65,927)	$47,883	73%
Interest expense	(31,529)	(32,807)	1,278	4%
Loss extinguishment of debt, net	—	(798)	798	100%
Other income, net	1,104	6	1,098	18,300%
Total non-operating expense, net	$(48,469)	$(99,526)	$51,057	51%

	Six months ended June 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Gain (loss) on derivatives, net	$2,446	$(391,743)	$394,189	101%
Interest expense	(60,083)	(65,284)	5,201	8%
Loss on extinguishment of debt, net	—	(798)	798	100%
Other income, net	1,958	150	1,808	1,205%
Total non-operating expense, net	$(55,679)	$(457,675)	$401,996	88%
Gain (loss) on derivatives, net. The following table presents the changes in the components of gain (loss) on derivatives, net for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$(28,827)	$106,527	$(135,354)	(127)%
Settlements received (paid) for matured derivatives, net	10,783	(174,009)	184,792	106%
Settlements received for contingent consideration	—	1,555	(1,555)	(100)%
Loss on derivatives, net	$(18,044)	$(65,927)	$47,883	73%

	Six months ended June 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Non-cash loss on derivatives, net	$(8,029)	$(93,919)	$85,890	91%
Settlements received (paid) for matured derivatives, net	9,020	(299,379)	308,399	103%
Settlements received for contingent consideration	1,455	1,555	(100)	(6)%
Gain (loss) on derivatives, net	$2,446	$(391,743)	$394,189	101%
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
See Notes 8, 9 and 14 to our consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.
Interest expense. Interest expense decreased during the three and six months ended June 30, 2023. This decrease is due to a reduction in the principal amounts of our senior unsecured notes as a result of repurchases made during 2022, which was partially offset by increased borrowings under our Senior Secured Credit Facility related to acquisitions. See Note 4 to our

Table of Content
consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Income tax benefit (expense)
The following tables present income tax benefit (expense) for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Current	$(503)	$(4,513)	$4,010	89%
Deferred	$222,334	$(2,579)	$224,913	8,721%

	Six months ended June 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Current	$(1,834)	$(5,731)	$3,897	68%
Deferred	$222,058	$(484)	$222,542	45,980%
We are subject to federal and state income taxes and the Texas franchise tax. Included in the income tax benefit for the six months ended June 30, 2023, is $222.2 million attributable to the release of the federal valuation allowance.
As of June 30, 2023, management considered evidence, both positive and negative, and determined it is more likely than not that a portion of our federal deferred tax assets are realizable which resulted in the release of the federal valuation allowance and preservation of the Oklahoma valuation allowance. We will continue to monitor and consider new evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed.
We have significant federal and state net operating loss carry-forwards. If we were to experience an “ownership change” as determined under Section 382 of the Internal Revenue Code, our ability to offset taxable income arising after the ownership change with net operating losses arising prior to the ownership change may be limited. Based on information available as of June 30, 2023, no such ownership change has occurred.
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
We continually seek to maintain a financial profile that provides operational flexibility and monitor the markets to consider which financing alternatives, including debt and equity capital resources, joint ventures and asset sales, are available to meet our future planned capital expenditures, a significant portion of which we are able to adjust and manage. We also continually evaluate opportunities with respect to our capital structure, including issuances of new securities, as well as transactions involving our outstanding senior notes, which could take the form of open market or private repurchases, exchange or tender offers, or other similar transactions, and our common stock, which could take the form of open market or private repurchases. We may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. Such financing alternatives, or combination of alternatives, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We continuously look for other opportunities to maximize shareholder value. For further discussion of our financing activities related to debt instruments, see Notes 4 and 14 to our consolidated financial statements included elsewhere in this Quarterly Report.
Due to the inherent volatility in the prices of oil, NGL and natural gas and the sometimes wide pricing differentials between where we produce and where we sell such commodities, we engage in commodity derivative transactions to hedge price risk associated with a portion of our anticipated sales volumes. Due to the inherent volatility in interest rates, from time to time, we have in the past entered into and we may in the future enter into interest rate derivative swaps to hedge interest rate risk associated with our debt under the Senior Secured Credit Facility. By removing a portion of the price volatility associated with future sales volumes, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. As of June 30, 2023, the Company has not entered into any interest rate derivative swaps, and therefore our

Table of Content
outstanding debt balance under our Senior Secured Credit Facility is subject to interest rate fluctuations. See "Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk" below. See Notes 9 and 14 to our consolidated financial statements included elsewhere in this Quarterly Report for discussion of our open commodity positions.
As of June 30, 2023, we had cash and cash equivalents of $71.7 million and available capacity under the Senior Secured Credit Facility of $425.0 million, resulting in total liquidity of $496.7 million. As of August 4, 2023, we had cash and cash equivalents of $73.0 million and available capacity under the Senior Secured Credit Facility of $405.0 million, resulting in total liquidity of $478.0 million. We believe that our operating cash flows and the aforementioned liquidity sources provide us with sufficient liquidity and financial resources to manage our cash needs and contractual obligations, to implement our currently planned capital expenditure budget and, at our discretion, to fund any share repurchases, pay down, repurchase or refinance debt or adjust our planned capital expenditure budget.
Cash requirements for known contractual and other obligations
The following table presents significant cash requirements for known contractual and other obligations as of June 30, 2023:

(in thousands)	Short-term	Long-term	Total
Senior unsecured notes(1)	$96,803	$1,346,174	$1,442,977
Senior Secured Credit Facility	—	575,000	575,000
Asset retirement obligations	2,666	74,428	77,094
Firm transportation commitments	17,604	48,289	65,893
Operating lease commitments(2)	57,246	87,191	144,437
Total	$174,319	$2,131,082	$2,305,401
______________________________________________________________________________
(1)Amounts presented include both principal and interest obligations.
(2)Amounts presented include both minimum lease payments and imputed interest.
We expect to satisfy our short-term contractual and other obligations with cash flows from operations. See Notes 4, 10 and 14 to our consolidated financial statements included elsewhere in this Quarterly Report and Notes 2, 5 and 18 in our 2022 Annual Report for further discussion of our known contractual and other obligations.
Cash flows
The following table presents our cash flows for the periods presented and the corresponding changes for such periods:

	Six months ended June 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Net cash provided by operating activities	$365,013	$539,007	$(173,994)	(32)%
Net cash used in investing activities	(838,820)	(293,540)	(545,280)	(186)%
Net cash provided by (used in) financing activities	501,068	(154,719)	655,787	424%
Net increase in cash and cash equivalents	$27,261	$90,748	$(63,487)	(70)%
Cash flows from operating activities
Net cash provided by operating activities decreased during the six months ended June 30, 2023, compared to the same period in 2022. Notable cash changes include (i) a decrease in total oil, NGL and natural gas sales revenues of $348.9 million, (ii) an increase of $306.3 million due to changes in net settlements for matured derivatives, mainly due to decreases in commodity prices and (iii) a decrease of $124.5 million due to net changes in operating assets and liabilities. The decrease in total oil, NGL and natural gas sales revenues was due to a 34% decrease in average sales price per BOE. For additional information, see "—Results of operations."
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

Table of Content
Quantitative and Qualitative Disclosures About Market Risk" and "Part II. Item 1A. Risk Factors" included elsewhere in this Quarterly Report and "Part I. Item 1A. Risk Factors" in our 2022 Annual Report.
Cash flows from investing activities
Net cash used in investing activities increased for the six months ended June 30, 2023, compared to the same period in 2022, mainly due to (i) an increase in acquisitions of oil and natural gas properties for the Driftwood Acquisition and Forge Acquisition and (ii) an increase in capital expenditures, which includes the effects of inflationary pressures. For further discussion of our acquisitions and divestiture of oil and natural gas properties, see Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report.
The following table presents incurred capital expenditures, on an accrual basis, in the acquisition, exploration and development of oil and natural gas properties, with asset retirement obligations included in evaluated property acquisition costs and development costs, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Property acquisition costs:
Evaluated	$405,986	$—	$405,986	$4,780
Unevaluated	212,220	17	212,220	3,291
Exploration costs	10,960	7,604	15,780	14,357
Development costs	133,390	127,892	312,684	289,507
Total oil and natural gas properties incurred capital expenditures(1)	$762,556	$135,513	$946,670	$311,935
______________________________________________________________________________
(1)Total oil and natural gas properties incurred capital expenditures includes certain employee-related costs.

The following tables present the components of our incurred capital expenditures, excluding non-budgeted acquisition costs, for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Oil and natural gas properties(1)	$144,350	$135,496	$8,854	7%
Midstream and other fixed assets(1)	4,239	2,467	1,772	72%
Total incurred capital expenditures, excluding non-budgeted acquisition costs	$148,589	$137,963	$10,626	8%
_____________________________________________________________________________
(1)Includes capitalized share-settled equity-based compensation and asset retirement costs.

	Six months ended June 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Oil and natural gas properties(1)	$328,464	$303,864	$24,600	8%
Midstream and other fixed assets(1)	7,769	4,998	2,771	55%
Total incurred capital expenditures, excluding non-budgeted acquisition costs	$336,233	$308,862	$27,371	9%
_____________________________________________________________________________
(1)Includes capitalized share-settled equity-based compensation and asset retirement costs.
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

Table of Content
approvals, the availability of rigs and supplies, changes in service costs, contractual obligations, internally generated cash flow and other factors both within and outside our control.
Cash flows from financing activities
For the six months ended June 30, 2023, $501.1 million of net cash was provided by financing activities compared to $154.7 million of net cash that was used in financing activities for the same period in 2022. Notable 2023 activity includes (i) borrowings on our Senior Secured Credit Facility of $595.0 million primarily to fund to our recent acquisitions, (ii) payments on our Senior Secured Credit Facility of $90.0 million and (iii) stock exchanged for tax withholding of $2.8 million. For further discussion of our financing activities related to debt instruments, see Notes 4 and 14 to our consolidated financial statements included elsewhere in this Quarterly Report.
Sources of Liquidity
Senior Secured Credit Facility
As of June 30, 2023, the Senior Secured Credit Facility, which matures on July 16, 2025, had a maximum credit amount of $2.0 billion, a borrowing base of $1.3 billion and an aggregate elected commitment of $1.0 billion, with $575.0 million outstanding, and was subject to an interest rate of 7.978%. The Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of June 30, 2023 and December 31, 2022, we had no letters of credit outstanding under the Senior Secured Credit Facility.
See Notes 4 and 14 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our Senior Secured Credit Facility.
January 2025 Notes, January 2028 Notes and July 2029 Notes
The following table presents principal amounts and applicable interest rates for our outstanding January 2025 Notes, January 2028 Notes and July 2029 Notes as of June 30, 2023:

(in millions, except for interest rates)	Principal	Interest rate
January 2025 Notes	$455.6	9.500%
January 2028 Notes	300.3	10.125%
July 2029 Notes	298.2	7.750%
Total senior unsecured notes	$1,054.1
Supplemental Guarantor information
As of June 30, 2023, approximately $1.1 billion of our senior unsecured notes remained outstanding. Our wholly-owned subsidiary, Vital Midstream Services, LLC (the "Guarantor"), jointly and severally, and fully and unconditionally, guarantees the January 2025 Notes, January 2028 Notes and July 2029 Notes.
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

Table of Content
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
Other than the critical accounting estimates set forth below, there have been no material changes in our critical accounting estimates during the six months ended June 30, 2023. See our critical accounting estimates in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Annual Report.
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
During the second quarter of 2023, in evaluating whether it was more-likely-than-not that our deferred tax asset was recoverable from future net income, we considered all positive and negative evidence available and determined it was more likely than not that the federal net deferred tax assets were realizable and a valuation allowance was no longer warranted. We believe that is more-likely-than-not that our Oklahoma deferred tax assets are not realizable and continue to maintain a full valuation allowance recorded against these deferred tax assets. We will continue to assess the need for a valuation allowance against deferred tax assets considering all available evidence obtained in future reporting periods. See Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our income taxes.

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
The fair values of our open commodity positions are largely determined by the relevant forward commodity price curves of the indexes associated with our open derivative positions. The following table provides a sensitivity analysis of the projected incremental effect on income or loss before income taxes of a hypothetical 10% change in the relevant forward commodity price curves of the indexes associated with our open commodity positions as of June 30, 2023:

(in thousands)	As of June 30, 2023
Commodity derivative asset position	$4,654
Impact of a 10% increase in forward commodity prices	$(54,735)
Impact of a 10% decrease in forward commodity prices	$49,165
See Notes 8, 9 and 14 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our commodity derivatives. For additional discussion of our quantitative and qualitative disclosures about market risk, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2022 Annual Report.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our senior unsecured notes bear interest at fixed rates. The interest rate on our Senior Secured Credit Facility as of June 30, 2023 was 7.978%. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our debt. The interest rate on borrowings may be based on an alternate base rate or term secured overnight financing rate ("Term SOFR"), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the "prime rate" (as publicly announced by Wells Fargo Bank, N.A.) in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our Senior Secured Credit Facility) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. Interest on Term SOFR loans is equal to the sum of (a)(i) the Term SOFR (as defined in our Senior Secured Credit Facility) rate for such period plus (ii) the Term SOFR Adjustment (as defined in our Senior Secured Credit Facility) of 0.1% (in the case of clause (a), subject to a floor of 0%) plus (b) the applicable margin. The applicable margin varies from 1.5% to 2.5% on alternate base rate borrowings and from 2.5% to 3.5% on Term SOFR borrowings, in each case, depending on our utilization ratio. At June 30, 2023, the applicable margin on our borrowings was 1.75% for alternate base rate borrowings and 2.75% for Term SOFR borrowings.

Table of Content
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Vital's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Vital's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Vital's disclosure controls and procedures were effective as of June 30, 2023. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Vital's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
The following table summarizes purchases of common stock by Vital for the periods presented:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum value that may yet be purchased under the program as of the respective period-end date(2)
April 1, 2023 - April 30, 2023	—	$—	—	$162,710,185
May 1, 2023 - May 31, 2023	37	$46.16	—	$162,710,185
June 1, 2023 - June 30, 2023	8,514	$45.15	—	$162,710,185
Total	8,551		—
______________________________________________________________________________
(1)Represents shares that were withheld by us to satisfy tax withholding obligations that arose upon the lapse of restrictions on equity-based compensation awards.
(2)On May 31, 2022, our board of directors authorized a $200 million share repurchase program commencing on the date of such announcement and continuing through and including May 27, 2024. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, including under arrangements complying with Rule 10b5-1 of the Exchange Act, and privately negotiated transactions. During the three months ended June 30, 2023, no shares were repurchased.
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

Item 5.    Other Information
Rule 10b5-1 Trading Arrangement Changes
Certain of our officers and directors have trading arrangements for the sale or purchase of Vital Energy, Inc. common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The following table summarizes changes to such arrangements during the three months ended June 30, 2023:

Name and title of director or officer	Type of change	Date of adoption	Date of termination	Duration of trading arrangement	Potential aggregate number of securities to be purchased (sold) pursuant to the trading arrangement
Mark Denny Senior Vice President-General Counsel & Secretary	Adoption	May 22, 2023	N/A	October 6, 2023	(5,496)
Mark Denny Senior Vice President-General Counsel & Secretary	Termination	February 24, 2023	May 22, 2023	December 29, 2023	(10,037)
Jason Pigott President and Chief Executive Officer	Termination	February 24, 2023	May 23, 2023	July 31, 2023	(10,000)
Other than as described above, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarterly period ended June 30, 2023.

Item 6.    Exhibits

		Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filing Date
2.1	Purchase and Sale Agreement, dated May 11, 2023, by and among Vital Energy, Inc., Northern Oil and Gas, Inc. and Forge Energy II Delaware, LLC.	8-K	2.1	5/17/2023
3.1	Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated as of December 19, 2011.	8-K	3.1	12/22/2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated as of June 1, 2020.	8-K	3.1	6/1/2020
3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated May 26, 2022.	8-K	3.1	5/26/2022
3.4	Third Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated January 9, 2023.	8-K	3.1	1/9/2023
3.5	Certificate of Ownership and Merger, dated as of December 30, 2013.	8-K	3.1	1/6/2014
3.6	Fourth Amended and Restated Bylaws of Vital Energy, Inc., adopted January 9, 2023.	8-K	3.2	1/9/2023
4.1	Form of Common Stock Certificate.	8-A12B/A	4.1	1/7/2014
22.1	List of Issuers and Guarantor Subsidiaries.	10-K	22.1	2/22/2023
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101
The following financial information from Vital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements.

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

VITAL ENERGY, INC.

Date: August 8, 2023	By:	/s/ Jason Pigott
Jason Pigott
President and Chief Executive Officer
(principal executive officer)

Date: August 8, 2023	By:	/s/ Bryan J. Lemmerman
Bryan J. Lemmerman
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: August 8, 2023	By:	/s/ Jessica R. Wren
Jessica R. Wren
Senior Director of Financial Accounting and SEC Reporting
(principal accounting officer)