Form 10-Q
period 2023-09-30
Vital Energy, Inc.
filed 2023-11-03
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of October 31, 2023: 24,760,683

VITAL ENERGY, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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
•ongoing war and political instability, such as the conflict in Ukraine and Russian efforts to destabilize the global hydrocarbon market and the conflict in the Gaza strip;
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

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Vital Energy, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$589,695	$44,435
Accounts receivable, net	199,838	163,369
Derivatives	3,775	24,670
Other current assets	20,900	13,317
Total current assets	814,208	245,791
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	10,512,608	9,554,706
Unevaluated properties not being depleted	199,490	46,430
Less: accumulated depletion and impairment	(7,616,830)	(7,318,399)
Oil and natural gas properties, net	3,095,268	2,282,737
Midstream and other fixed assets, net	129,115	127,803
Property and equipment, net	3,224,383	2,410,540
Derivatives	27,163	24,363
Operating lease right-of-use assets	116,634	23,047
Deferred income taxes	220,382	—
Other noncurrent assets, net	23,482	22,373
Total assets	$4,426,252	$2,726,114
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$106,376	$102,516
Accrued capital expenditures	74,149	48,378
Undistributed revenue and royalties	165,027	160,023
Derivatives	106,767	5,960
Operating lease liabilities	47,399	15,449
Other current liabilities	71,984	82,950
Total current liabilities	571,702	415,276
Long-term debt, net	1,926,966	1,113,023
Derivatives	5,885	—
Asset retirement obligations	75,416	70,366
Operating lease liabilities	66,366	9,435
Other noncurrent liabilities	6,853	7,268
Total liabilities	2,653,188	1,615,368
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, and 21,751,758 and 16,762,127 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	218	168
Additional paid-in capital	3,002,709	2,754,085
Accumulated deficit	(1,229,863)	(1,643,507)
Total stockholders' equity	1,773,064	1,110,746
Total liabilities and stockholders' equity	$4,426,252	$2,726,114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Oil sales	$375,166	$311,740	$940,982	$1,069,542
NGL sales	38,303	59,377	97,196	197,037
Natural gas sales	21,234	73,831	48,260	179,026
Sales of purchased oil	3	18,371	14,192	106,030
Other operating revenues	808	795	2,453	5,030
Total revenues	435,514	464,114	1,103,083	1,556,665
Costs and expenses:
Lease operating expenses	66,040	44,246	173,939	127,136
Production and ad valorem taxes	27,360	29,024	69,498	89,512
Oil transportation and marketing expenses	10,795	13,285	32,391	39,022
Gas gathering, processing and transportation expenses	371	—	371	—
Costs of purchased oil	101	18,772	14,856	108,516
General and administrative	28,641	11,857	73,053	50,800
Organizational restructuring expenses	—	10,420	—	10,420
Depletion, depreciation and amortization	120,499	74,928	310,618	226,555
Other operating expenses, net	1,703	2,616	4,538	6,973
Total costs and expenses	255,510	205,148	679,264	658,934
Gain on disposal of assets, net	149	4,282	540	4,952
Operating income	180,153	263,248	424,359	902,683
Non-operating income (expense):
Gain (loss) on derivatives, net	(135,321)	100,748	(132,875)	(290,995)
Interest expense	(39,305)	(30,967)	(99,388)	(96,251)
Gain (loss) on extinguishment of debt, net	—	553	—	(245)
Other income, net	1,739	173	3,697	543
Total non-operating income (expense), net	(172,887)	70,507	(228,566)	(386,948)
Income before income taxes	7,266	333,755	195,793	515,735
Income tax benefit (expense):
Current	(464)	960	(2,298)	(4,771)
Deferred	(1,909)	2,808	220,149	2,324
Total income tax benefit (expense)	(2,373)	3,768	217,851	(2,447)
Net income	$4,893	$337,523	$413,644	$513,288
Net income per common share:
Basic	$0.27	$20.27	$23.44	$30.64
Diluted	$0.26	$20.08	$23.32	$30.26
Weighted-average common shares outstanding:
Basic	18,455	16,650	17,646	16,750
Diluted	18,569	16,809	17,740	16,963

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2022	16,762	$168	$2,754,085	—	$—	$(1,643,507)	$1,110,746
Restricted stock awards	315	3	(3)	—	—	—	—
Restricted stock forfeitures	(3)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	49	(2,459)	—	(2,459)
Retirement of treasury stock	(49)	(1)	(2,458)	(49)	2,459	—	—
Share-settled equity-based compensation	—	—	3,141	—	—	—	3,141
Net income	—	—	—	—	—	113,940	113,940
Balance, March 31, 2023	17,025	170	2,754,765	—	—	(1,529,567)	1,225,368
Restricted stock awards	6	—	—	—	—	—	—
Restricted stock forfeitures	(9)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	7	(385)	—	(385)
Retirement of treasury stock	(7)	—	(385)	(7)	385	—	—
Share-settled equity-based compensation	—	—	3,711	—	—	—	3,711
Equity issued for acquisition of oil and natural gas properties	1,579	16	80,052	—	—	—	80,068
Net income	—	—	—	—	—	294,811	294,811
Balance, June 30, 2023	18,594	186	2,838,143	—	—	(1,234,756)	1,603,573
Restricted stock awards	6	—	—	—	—	—	—
Restricted stock forfeitures	(7)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	4	(212)	—	(212)
Retirement of treasury stock	(4)	—	(212)	(4)	212	—	—
Share-settled equity-based compensation	—	—	3,807	—	—	—	3,807
Issuance of common stock, net of costs	3,163	32	160,971	—	—	—	161,003
Net income	—	—	—	—	—	4,893	4,893
Balance, September 30, 2023	21,752	$218	$3,002,709	—	$—	$(1,229,863)	$1,773,064

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2021	17,075	$171	$2,788,628	—	$—	$(2,275,019)	$513,780
Restricted stock awards	232	2	(2)	—	—	—	—
Restricted stock forfeitures	(4)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	76	(5,847)	—	(5,847)
Retirement of treasury stock	(76)	(1)	(5,846)	(76)	5,847	—	—
Share-settled equity-based compensation	—	—	2,636	—	—	—	2,636
Performance share conversion	75	1	(1)	—	—	—	—
Net loss	—	—	—	—	—	(86,781)	(86,781)
Balance, March 31, 2022	17,302	173	2,785,415	—	—	(2,361,800)	423,788
Restricted stock awards	5	—	—	—	—	—	—
Restricted stock forfeitures	(3)	—	—	—	—	—	—
Share repurchases	—	—	—	85	(9,071)	—	(9,071)
Stock exchanged for tax withholding	—	—	—	7	(742)	—	(742)
Retirement of treasury stock	(92)	(1)	(9,812)	(92)	9,813	—	—
Share-settled equity-based compensation	—	—	2,935	—	—	—	2,935
Net income	—	—	—	—	—	262,546	262,546
Balance, June 30, 2022	17,212	172	2,778,538	—	—	(2,099,254)	679,456
Restricted stock awards	9	—	—	—	—	—	—
Restricted stock forfeitures	(50)	(1)	1	—	—	—	—
Share repurchases	—	—	—	245	(17,515)	—	(17,515)
Stock exchanged for tax withholding	—	—	—	11	(853)	—	(853)
Retirement of treasury stock	(256)	(2)	(18,366)	(256)	18,368	—	—
Share-settled equity-based compensation	—	—	2,059	—	—	—	2,059
Net income	—	—	—	—	—	337,523	337,523
Balance, September 30, 2022	16,915	$169	$2,762,232	—	$—	$(1,761,731)	$1,000,670

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$413,644	$513,288
Adjustments to reconcile net income to net cash provided by operating activities:
Share-settled equity-based compensation, net	8,402	6,295
Depletion, depreciation and amortization	310,618	226,555
Gain on disposal of assets, net	(540)	(4,952)
Mark-to-market on derivatives:
Loss on derivatives, net	132,875	290,995
Settlements paid for matured derivatives, net	(14,320)	(423,668)
Loss on extinguishment of debt, net	—	245
Deferred income tax benefit	(220,149)	(2,324)
Other, net	8,851	25,932
Changes in operating assets and liabilities:
Accounts receivable, net	(38,807)	(11,069)
Other current assets	(9,589)	7,574
Other noncurrent assets, net	1,266	1,450
Accounts payable and accrued liabilities	4,243	15,084
Undistributed revenue and royalties	199	131,356
Other current liabilities	(12,846)	(41,362)
Other noncurrent liabilities	(4,625)	(14,697)
Net cash provided by operating activities	579,222	720,702
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net	(540,129)	(5,581)
Capital expenditures:
Oil and natural gas properties	(455,046)	(432,124)
Midstream and other fixed assets	(10,692)	(10,264)
Proceeds from dispositions of capital assets, net of selling costs	2,343	2,939
Settlements received for contingent consideration	2,082	1,555
Net cash used in investing activities	(1,001,442)	(443,475)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	630,000	335,000
Payments on Senior Secured Credit Facility	(700,000)	(400,000)
Issuance of senior unsecured notes	897,710	—
Extinguishment of debt	—	(182,319)
Proceeds from issuance of common stock, net of offering costs	161,003	—
Share repurchases	—	(26,586)
Stock exchanged for tax withholding	(3,056)	(7,442)
Payments for debt issuance costs	(16,331)	(1,725)
Other, net	(1,846)	(1,012)
Net cash provided by (used in) financing activities	967,480	(284,084)
Net increase (decrease) in cash and cash equivalents	545,260	(6,857)
Cash and cash equivalents, beginning of period	44,435	56,798
Cash and cash equivalents, end of period	$589,695	$49,941
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Vital Energy, Inc.
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
The unaudited consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2022 is derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's interim financial position, results of operations and cash flows. All adjustments are of a recurring nature unless otherwise disclosed herein.
Certain disclosures have been condensed or omitted from the unaudited consolidated financial statements. Accordingly, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2022 Annual Report.
Significant accounting policies
There have been no material changes in the Company's significant accounting policies during the nine months ended September 30, 2023. See Note 2 in the 2022 Annual Report for discussion of significant accounting policies.
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
Note 2—New accounting standards
The Company considered the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board to the Accounting Standards Codification and has determined there are no ASUs that are not yet adopted and meaningful to disclose as of September 30, 2023. Additionally, the Company did not adopt any new ASUs during the nine months ended September 30, 2023.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 3—Acquisitions and divestitures
2023 Acquisitions
Henry Acquisition
On September 13, 2023, the Company entered into a purchase and sale agreement (the “Henry PSA”) with Henry Resources, LLC, Henry Energy LP and Moriah Henry Partners LLC (collectively, “Henry”), pursuant to which the Company agreed to purchase (the “Henry Acquisition”) Henry’s oil and gas properties in the Midland and Delaware Basin, including approximately 15,900 net acres located in Midland, Reeves and Upton Counties, equity interests in certain subsidiaries and related assets and contracts, for consideration comprising (i) approximately 3.72 million shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), and (ii) approximately 4.98 million shares of the Company’s 2.0% Cumulative Mandatorily Convertible Series A Preferred Stock, par value $0.01 per share ("Preferred Stock"), each subject to purchase price adjustments and customary closing adjustments. Upon entering into the Henry PSA, the Company issued Preferred Stock as a deposit to be held in escrow until the closing of the Henry Acquisition, which shares may remain in escrow post-closing to satisfy potential title defect claims under the Henry PSA. See Note 5 for additional information. The Company expects the Henry Acquisition to close in the fourth quarter of 2023, subject to customary closing conditions.
Upon execution of the Henry PSA, the "tag-along" sales rights of certain parties unrelated to Henry (the "Third Parties") to sell their non-operated working interest in the oil and natural gas properties were triggered and Henry gave notice to such Third Parties (the "Potential Acquisitions"). The elections of such "tag-along" sales rights by the Third Parties are ongoing and therefore the terms of the Potential Acquisitions are still subject to negotiation and due diligence is still in process. The amount and mix of consideration to be received by the Third Parties (which may consist of cash, Common Stock and/or Preferred Stock) has not been determined yet. The number of shares of Common Stock to be issued to Henry may decrease to approximately 2.1 million shares, and the number of share of Preferred Stock to be issued to Henry may increase to approximately 6.6 million shares to reserve shares of Common Stock for the Potential Acquisitions. There can be no assurance that the Company will enter into purchase and sale agreements with any of the Third Parties. The Henry Acquisition and the Potential Acquisitions are not contingent on each other, and the Henry Acquisition is expected to be consummated regardless of whether or not the Company enters into purchase and sale agreements with any of the Third Parties.
The Company expects to account for the Henry Acquisition as a business combination and, accordingly, will estimate the fair values of assets acquired and liabilities assumed, while transaction costs associated with the acquisition will be expensed.
Maple Acquisition
On September 13, 2023, the Company entered into a purchase and sale agreement (the “Maple PSA”) with Maple Energy Holdings, LLC (“Maple”), pursuant to which the Company agreed to purchase (the “Maple Acquisition”) Maple’s oil and gas properties in the Delaware Basin, including approximately 15,500 net acres located in Reeves County and related assets and contracts, for consideration comprising approximately 3.58 million shares of Common Stock, subject to purchase price adjustments and customary closing adjustments. Upon entering into the Maple PSA, the Company issued Common Stock as a deposit to be held in escrow until closing of the Maple Acquisition, which shares will remain in escrow post-closing to satisfy potential indemnification claims arising under the Maple PSA during the 12-month period following the closing of the Maple Acquisition. See Note 5 for additional information. See Note 15 for discussion of the October 31, 2023 closing of the Maple Acquisition. The Company's analysis of the accounting treatment determination for the Maple Acquisition is ongoing and not yet complete.
Tall City Acquisition
On September 13, 2023, the Company entered into a purchase and sale agreement (the “Tall City PSA”) with Tall City Property Holdings III LLC and Tall City Operations III LLC (collectively, “Tall City”), pursuant to which the Company agreed to purchase (the “Tall City Acquisition” and, together with the Henry Acquisition and Maple Acquisition, the “Acquisitions”) Tall City’s oil and gas properties in the Delaware Basin, including approximately 21,450 net acres located in Reeves County and related assets and contracts, for consideration comprising (i) $300.0 million payable to Tall City in cash and (ii) approximately 2.27 million shares of Common Stock, each subject to purchase price adjustments and customary closing adjustments. Upon entering into the Tall City PSA, the Company issued Common Stock as a deposit to be held in escrow until closing of the Tall City Acquisition, which shares will remain in escrow to satisfy potential indemnification claims under the Tall City PSA. See

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 5 for additional information. The Company expects the Tall City Acquisition to close in the fourth quarter of 2023, subject to customary closing conditions. The Company's analysis of the accounting treatment determination for the Tall City Acquisition is ongoing and not yet complete.
Forge Acquisition
On June 30, 2023 ("Forge Closing Date"), the Company purchased certain oil and natural gas properties located in the Delaware Basin, including approximately 34,000 net acres in Pecos, Reeves and Ward Counties, and related assets and contracts, with an effective date of March 1, 2023 (the "Forge Acquisition") from Forge Energy II Delaware, LLC ("Forge").
The aggregate purchase price of $398.2 million consisted of (i) $391.6 million in cash, inclusive of customary closing price adjustments, subject to post-closing adjustments, and (ii) $6.6 million in transaction related expenses. The Forge Acquisition was accounted for as an asset acquisition, as substantially all the gross assets acquired are concentrated in a group of similar identifiable assets. Based on the relative fair values on the Forge Closing Date, the acquired assets and liabilities assumed were allocated as follows: i) $250.3 million to evaluated properties, ii) $149.8 million to unevaluated properties, iii) $4.1 million to equipment inventory, iii) $4.3 million to revenue suspense liabilities and iv) $1.7 million to asset retirement obligation liabilities.
Driftwood Acquisition
On April 3, 2023 ("Driftwood Closing Date"), the Company purchased certain oil and natural gas properties in the Midland Basin, including approximately 11,200 net acres located in Upton and Reagan Counties and related assets and contracts, inclusive of derivatives (the "Driftwood Assets") with an effective date of January 1, 2023 (the "Driftwood Acquisition") from Driftwood Energy Operating, LLC ("Driftwood").
The aggregate purchase price of $201.3 million consisted of (i) $117.0 million of cash, inclusive of post-closing adjustments, (ii) 1,578,948 shares of Common Stock based upon the share price as of the Driftwood Closing Date and (iii) $4.2 million in transaction related expenses. The Driftwood Acquisition was accounted for as an asset acquisition, as substantially all the gross assets acquired are concentrated in a group of similar identifiable assets. Based on the relative fair values on the Driftwood Closing Date, the acquired assets and liabilities assumed were allocated as follows: i) $148.4 million to evaluated properties, ii) $58.3 million to unevaluated properties, iii) $0.5 million to revenue suspense liabilities, iv) $4.2 million to derivative liabilities and v) $0.7 million to asset retirement obligation liabilities.
During the second quarter of 2023, in connection with the Driftwood Acquisition, the Company acquired additional interests in the Driftwood Assets through additional sellers that exercised their "tag-along" sales rights, for total cash consideration of $8.6 million, excluding customary purchase price adjustments. These acquisitions were accounted for as asset acquisitions.
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
Condensed notes to the consolidated financial statements
(Unaudited)
Note 4—Debt
Long-term debt, net
The following table presents the Company's long-term debt and unamortized debt issuance costs, discounts and premiums included in "Long-term debt, net" on the consolidated balance sheets as of the dates presented:

(in thousands)	September 30, 2023	December 31, 2022
January 2025 Notes	$455,628	$455,628
January 2028 Notes	700,309	300,309
July 2029 Notes	298,214	298,214
September 2030 Notes	500,000	—
Senior Secured Credit Facility(1)	—	70,000
Total long-term debt	1,954,151	1,124,151
Unamortized debt issuance costs	(24,895)	(11,128)
Unamortized discounts	(6,290)	—
Unamortized premiums	4,000	—
Total long-term debt, net	$1,926,966	$1,113,023
______________________________________________________________________________
(1)Unamortized debt issuance costs related to the Senior Secured Credit Facility of $5.1 million and $7.3 million as of September 30, 2023 and December 31, 2022, respectively, are included in "Other noncurrent assets, net" on the consolidated balance sheets.
Senior unsecured notes repurchases
The following table presents the Company's repurchases of its senior unsecured notes and the related gain or loss on extinguishment of debt during the periods presented:

(in thousands)	Three months ended September 30, 2022	Nine months ended September 30,2022
January 2025 Notes	$48,449	$48,449
January 2028 Notes	28,038	34,288
January 2029 Notes	76,010	101,786
Total principal amount repurchased	$152,497	$184,523
Less:
Consideration paid	$149,986	$182,320
Write off of debt issuance costs	1,958	2,448
Gain (loss) on extinguishment of debt, net(1)	$553	$(245)
______________________________________________________________________________
(1)Amounts are included in "Gain (loss) on extinguishment of debt, net" on the consolidated statements of operations.

No senior unsecured notes were repurchased during the three and nine months ended September 30, 2023.
Senior Secured Credit Facility
As of September 30, 2023, the Senior Secured Credit Facility, which matures on July 16, 2025 (subject to a springing maturity date of July 29, 2024 if any of the January 2025 Notes are outstanding on such date), had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $1.3 billion and $1.0 billion, respectively, with no balance outstanding. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of September 30, 2023 and December 31, 2022, the Company had no letters of credit outstanding under the Senior Secured Credit Facility. For additional information see Note 7 in the 2022 Annual Report. See Note 15 for discussion of changes to the Senior Secured Credit Facility in connection with the closing of the Maple Acquisition subsequent to September 30, 2023.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
On September 13, 2023 (the "Eleventh Amendment Effective Date"), the Company entered into the Limited Consent and Eleventh Amendment to the Senior Secured Credit Facility (the "Eleventh Amendment"). The Eleventh Amendment, among other things, (i) provides for consent to the Acquisitions and (ii) upon consummation of at least one of the Acquisitions, further amends the Senior Secured Credit Facility to provide for increases to the borrowing base and revolving elected commitments (as so amended, the "Amended Senior Secured Credit Facility"). The Amended Senior Secured Credit Facility will mature on September 13, 2027, subject to a springing maturity date of July 19, 2024 if more than a certain amount of the Company's January 2025 Notes relative to the availability under the Amended Senior Secured Credit Facility are outstanding on such date. The Amended Senior Secured Credit Facility will have a maximum credit amount of $3.0 billion, a borrowing base of up to $1.5 billion (consisting of an initial borrowing base of $1.3 billion, which would increase by $75.0 million at the closing of the Henry Acquisition, $50.0 million at the closing of the Maple Acquisition and $75.0 million at the closing of the Tall City Acquisition) and an aggregate revolving elected commitment of up to $1.25 billion (consisting of an initial revolving elected commitment of $1.0 billion, which would increase by $150.0 million at the closing of the Henry Acquisition and $100.0 million at the closing of the Maple Acquisition) and a term loan commitment of $250.0 million (as such amount may be reduced by the proceeds of debt and equity on and after the Eleventh Amendment Effective Date), and such other term loan commitments as the Company and the applicable term loan lenders may agree from time to time in an aggregate amount not to exceed the lesser of (i) the excess of the borrowing base over the revolving elected commitments, in each case, then in effect and (ii) one-third of the sum of the total revolving commitments plus the aggregate term loan exposure then outstanding. The borrowing base will be subject to a semi-annual redetermination occurring by May 1 and November 1 of each year based on the lenders’ evaluation of the Company’s oil and gas reserves, beginning May 1, 2024.
2023 Issuance of Notes
January 2028 Notes
On January 24, 2020, the Company completed an offering and sale of $400.0 million in aggregate principal amount of 10.125% senior unsecured notes due 2028 (the "Original January 2028 Notes"). Interest for the Original January 2028 Notes is payable semi-annually, in cash in arrears on January 15 and July 15 of each year.
On September 18, 2023, the Company completed an offering and sale of $400.0 million in aggregate principal amount of new 10.125% senior unsecured notes due 2028 (the "New January 2028 Notes" and, together with the Original January 2028 Notes, the "January 2028 Notes") as additional notes under, and subject to the terms of, the indenture governing the January 2028 Notes. The New January 2028 Notes were issued at 101.000% of par value, which resulted in a premium upon issuance of $4.0 million. The Company received net proceeds of approximately $396.7 million from the New January 2028 Notes, after issuance premiums and deducting underwriting discounts and commissions and offering costs.
September 2030 Notes
On September 18, 2023, the Company completed an offering and sale of $500.0 million in aggregate principal amount of 9.750% senior unsecured notes due 2030 (the "September 2030 Notes"). Interest for the September 2030 Notes is payable semi-annually, in cash in arrears on April 15 and October 15 of each year, commencing October 15, 2023 with interest from closing to that date. If the Henry PSA is terminated prior to the closing of the Henry Acquisition, or if the closing of the Henry Acquisition does not otherwise occur on or prior to January 11, 2024, the Company will redeem all of the September 2030 Notes at a redemption price equal to 100% of the aggregate issue price of the September 2030 Notes, plus accrued and unpaid interest to, but not including, the redemption date. The September 2030 Notes were issued at 98.742% of par value, which resulted in a discount upon issuance of $6.3 million. The Company received net proceeds of approximately $484.7 million from the September 2030 Notes, after deducting issuance discounts, underwriting discounts and commissions and offering costs.
The terms of the Company's January 2028 Notes and September 2030 Notes include covenants, which are in addition to but different than similar covenants in the Senior Secured Credit Facility, which limit the Company's ability to incur indebtedness, make restricted payments, grant liens and dispose of assets. The January 2028 Notes and September 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Vital Midstream Services, LLC and certain of the Company's future restricted subsidiaries, subject to certain automatic customary releases, including the sale, disposition or transfer of all of the capital stock or of all or substantially all of the assets of a subsidiary guarantor to one or more persons that are not the Company or a restricted subsidiary, exercise of legal defeasance or covenant defeasance options or satisfaction and discharge

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
of the applicable indenture, designation of a subsidiary guarantor as a non-guarantor restricted subsidiary or as an unrestricted subsidiary in accordance with the applicable indenture, release from guarantee under the Senior Secured Credit Facility, or liquidation or dissolution.
Note 5—Stockholders' equity
Equity offering
On September 19, 2023, the Company completed the sale of 2,750,000 shares of its common stock for net proceeds of $140.0 million, after underwriting discounts, commissions and offering expenses. On September 29, 2023, the underwriters exercised their option to purchase an additional 412,500 shares of common stock, which resulted in net proceeds to the Company of $21.0 million, after underwriting discounts, commissions and offering expenses.
Equity issued for acquisitions of oil and natural gas properties
On September 13, 2023, in connection with the signing of the Henry PSA, the Company issued 869,419 shares of Preferred Stock as a deposit to be held in escrow until closing of the Henry Acquisition, which shares may remain in escrow post-closing to satisfy potential title defect claims under the Henry PSA. Additionally, on September 13, 2023, in connection with the signing of the Maple PSA, the Company issued 357,500 shares of its common stock as a deposit to be held in escrow until closing of the Maple Acquisition, which shares will remain in escrow post-closing to satisfy potential indemnification claims arising under the Maple PSA during the 12-month period following the closing of the Maple Acquisition. Further, on September 13, 2023, in connection with the signing of the Tall City PSA, the Company issued 579,968 shares of its common stock as a deposit to be held in escrow until closing of the Tall City Acquisition, which shares will remain in escrow to satisfy potential indemnification claims under the Tall City PSA. During the escrow period, the issued shares of the Company's preferred stock and common stock held in escrow are not considered outstanding for accounting purposes as they are subject to recall and other conditions, and under the escrow agreements for the Henry Acquisition and Maple Acquisition, the Company retains certain rights, including voting and dividend rights, as applicable.
On April 3, 2023, in connection with the Driftwood Acquisition, the Company issued 1,578,948 shares of its common stock as part of the purchase price.
See Note 3 for additional information on the Henry Acquisition, the Maple Acquisition, the Tall City Acquisition and the Driftwood Acquisition. See Note 15 for discussion of the October 31, 2023 closing of the Maple Acquisition.
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
___________________________________________________________________________
(1)Average share price includes any commissions paid to repurchase stock.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
All shares were retired upon repurchase. No shares were repurchased during the nine months ended September 30, 2023. As of September 30, 2023, approximately $162.7 million remained available for future repurchases under the share repurchase program.
Note 6—Equity Incentive Plan
The Vital Energy, Inc. Omnibus Equity Incentive Plan (the "Equity Incentive Plan") provides for the granting of incentive awards in the form of restricted stock awards, stock option awards, performance share awards, performance unit awards, phantom unit awards and other awards. The Equity Incentive Plan allows for the issuance of up to 2,432,500 shares.
See Note 9 in the 2022 Annual Report for additional discussion of the Company's equity-based compensation awards.
The following table presents activity for equity-based compensation awards for the nine months ended September 30, 2023:

	Equity Awards			Liability Awards
(in thousands)	Restricted Stock Awards	Stock Option Awards	Performance Share Awards	Performance Unit Awards(1)(2)	Phantom Unit Awards(3)
Outstanding as of December 31, 2022	362	3	48	150	18
Granted	327	—	—	75	—
Forfeited	(19)	—	—	—	—
Vested	(176)	—	—	(67)	(16)
Expired or canceled	—	(1)	—	—	—
Outstanding as of September 30, 2023	494	2	48	158	2
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
As of September 30, 2023, total unrecognized cost related to equity-based compensation awards was $27.0 million, of which $4.9 million was attributable to liability awards which will be settled in cash rather than shares. Such cost will be recognized on a straight-line basis over an expected weighted-average period of 1.92 years.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Equity-based compensation
The following table reflects equity-based compensation expense for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Equity awards:
Restricted stock awards	$3,272	$1,818	$9,311	$6,428
Performance share awards	535	241	1,348	1,202
Total share-settled equity-based compensation, gross	3,807	2,059	10,659	7,630
Less amounts capitalized	(870)	(421)	(2,257)	(1,335)
Total share-settled equity-based compensation, net	2,937	1,638	8,402	6,295
Liability awards:
Performance unit awards	2,479	(4,311)	4,069	1,595
Phantom unit awards	28	199	263	1,078
Total cash-settled equity-based compensation, gross	2,507	(4,112)	4,332	2,673
Less amounts capitalized	—	(45)	(50)	(247)
Total cash-settled equity-based compensation, net	2,507	(4,157)	4,282	2,426
Total equity-based compensation, net	$5,444	$(2,519)	$12,684	$8,721
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
The following table reflects the calculations of basic and diluted (i) weighted-average common shares outstanding and (ii) net income per common share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except for per share data)	2023	2022	2023	2022
Net income	$4,893	$337,523	$413,644	$513,288
Weighted-average common shares outstanding(1):
Basic	18,455	16,650	17,646	16,750
Dilutive non-vested restricted stock awards	112	159	93	197
Dilutive non-vested performance share awards(2)	2	—	1	16
Diluted	18,569	16,809	17,740	16,963
Net income per common share:
Basic	$0.27	$20.27	$23.44	$30.64
Diluted	$0.26	$20.08	$23.32	$30.26
_____________________________________________________________________________
(1)Weighted-average common shares outstanding for the three and nine months ended September 30, 2023 does not include shares of Preferred Stock and common stock issued into escrow accounts in connection with the Acquisitions. See Notes 3 and 5 for additional information.
(2)The dilutive effect of the non-vested performance shares for the three and nine months ended September 30, 2022 and 2023 were calculated assuming each respective performance period ended on September 30, 2022 and 2023, respectively.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 8—Derivatives
The Company has two types of derivative instruments as of September 30, 2023: (i) commodity derivatives and (ii) a contingent consideration derivative. In previous periods, the Company also engaged in an interest rate swap derivative, which concluded during the second quarter of 2022. See Note 9 for discussion of fair value measurement of derivatives on a recurring basis and Note 15 for discussion of derivatives subsequent events. The Company's derivatives were not designated as hedges for accounting purposes, and the Company does not enter into such instruments for speculative trading purposes. Accordingly, the changes in derivative fair values are recognized in "Gain (loss) on derivatives, net" under "Non-operating income (expense)" on the consolidated statements of operations.
The following table summarizes components of the Company's gain (loss) on derivatives, net by type of derivative instrument for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Commodity	$(138,946)	$110,356	$(137,554)	$(285,715)
Contingent consideration	3,625	(9,608)	4,679	(5,294)
Interest rate	—	—	—	14
Gain (loss) on derivatives, net	$(135,321)	$100,748	$(132,875)	$(290,995)
Commodity
Due to the inherent volatility in oil, NGL and natural gas prices and the sometimes wide pricing differentials between where the Company produces and where the Company sells such commodities, the Company engages in commodity derivative transactions, such as puts, swaps, collars and basis swaps, to hedge price risk associated with a portion of the Company's anticipated sales volumes. By removing a portion of the price volatility associated with future sales volumes, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. See Note 11 in the 2022 Annual Report for discussion of transaction types and settlement indexes. During the nine months ended September 30, 2023, the Company’s derivatives were settled based on reported prices on commodity exchanges, with oil derivatives settled based on WTI NYMEX, Argus WTI Midland and Argus WTI Formula Basis pricing and natural gas derivatives settled based on Henry Hub NYMEX and Waha Inside FERC pricing.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes open commodity derivative positions as of September 30, 2023, for commodity derivatives that were entered into through September 30, 2023, for the settlement periods presented:

	Remaining Year 2023	Year 2024	Year 2025
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	2,760,000	14,809,950	2,902,000
Weighted-average price ($/Bbl)	$75.82	$75.08	$75.54
WTI NYMEX - Collars:
Volume (Bbl)	890,550	—	—
Weighted-average floor price ($/Bbl)	$69.60	$—	$—
Weighted-average ceiling price ($/Bbl)	$87.04	$—	$—
WTI NYMEX - Three-way Collars:
Volume (Bbl)	91,550	217,350	—
Weighted-average sold put price ($/Bbl)	$45.50	$50.00	$—
Weighted-average floor price ($/Bbl)	$57.64	$66.51	$—
Weighted-average ceiling price ($/Bbl)	$74.25	$87.09	$—
Argus WTI Midland to Argus WTI Formula Basis - Basis Swaps:
Volume (Bbl)	154,100	293,300	—
Weighted-average differential ($/Bbl)	$0.17	$0.11	$—
Natural gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	38,000	26,075,700	—
Weighted-average price ($/MMBtu)	$2.46	$3.47	$—
Henry Hub NYMEX - Collars:
Volume (MMBtu)	6,826,534	776,292	—
Weighted-average floor price ($/MMBtu)	$4.11	$3.40	$—
Weighted-average ceiling price ($/MMBtu)	$8.34	$6.11	$—
Henry Hub NYMEX - Three-way Collars:
Volume (MMBtu)	33,500	—	—
Weighted-average sold put price ($/MMBtu)	$2.00	$—	$—
Weighted-average floor price ($/MMBtu)	$2.50	$—	$—
Weighted-average ceiling price ($/MMBtu)	$3.01	$—	$—
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	10,578,034	26,851,992	—
Weighted-average differential ($/MMBtu)	$(1.53)	$(0.74)	$—
Contingent consideration
On May 7, 2021, the Company entered into a purchase and sale agreement (the "Sixth Street PSA"), to sell 37.5% of the Company's working interest in certain producing wellbores and the related properties primarily located within Glasscock and Reagan Counties, Texas. The Sixth Street PSA provides for potential contingent payments to be paid to the Company if certain cash flow targets are met related to divested oil and natural gas property operations (the "Sixth Street Contingent Consideration"). The Sixth Street Contingent Consideration provides the Company with the right to receive up to a maximum of $93.7 million in additional cash consideration, comprised of potential quarterly payments through June 2027 totaling up to $38.7 million and a potential balloon payment of $55.0 million in June 2027. As of September 30, 2023, the maximum remaining additional cash consideration of the contingent consideration was $85.4 million. The fair value of the Sixth Street Contingent Consideration was $29.8 million as of September 30, 2023 and $26.6 million as of December 31, 2022.

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
Balance sheet presentation
The following tables present the Company's derivatives by (i) balance sheet classification, (ii) derivative type and (iii) fair value hierarchy level, and provide a total, on a gross basis and a net basis reflected in "Derivatives" on the consolidated balance sheets as of the dates presented:

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$12,208	$—	$12,208	$(11,165)	$1,043
Contingent consideration	—	—	2,732	2,732	—	2,732
Noncurrent:
Commodity	—	(38)	—	(38)	116	78
Contingent consideration	—	—	27,085	27,085	—	27,085
Liabilities:
Current:
Commodity	—	(117,932)	—	(117,932)	11,165	(106,767)
Noncurrent:
Commodity	—	(5,769)	—	(5,769)	(116)	(5,885)
Net derivative liability positions	$—	$(111,531)	$29,817	$(81,714)	$—	$(81,714)

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$35,586	$—	$35,586	$(13,193)	$22,393
Contingent consideration	—	—	2,277	2,277	—	2,277
Noncurrent:
Contingent consideration	—	—	24,363	24,363	—	24,363
Liabilities:
Current:
Commodity	—	(19,153)	—	(19,153)	13,193	(5,960)
Net derivative asset positions	$—	$16,433	$26,640	$43,073	$—	$43,073
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
The following table summarizes the changes in contingent consideration derivatives classified as Level 3 measurements for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Balance of Level 3 at beginning of period	$26,239	$38,620	$26,640	$35,861
Change in Sixth Street Contingent Consideration fair value	3,625	(9,608)	4,679	(5,294)
Settlements realized(1)	(47)	(322)	(1,502)	(1,877)
Balance of Level 3 at end of period	$29,817	$28,690	$29,817	$28,690
_____________________________________________________________________________
(1)For the nine months ended September 30, 2023 and 2022, the settlements are included in "Settlements received for contingent consideration" in cash flows from investing activities on the consolidated statements of cash flows.
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
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	September 30, 2023		December 31, 2022
(in thousands)	Carrying amount	Fair value(1)	Carrying amount	Fair value(1)
January 2025 Notes	$455,628	$459,350	$455,628	$449,122
January 2028 Notes	700,309	713,188	300,309	292,846
July 2029 Notes	298,214	277,414	298,214	268,416
September 2030 Notes	500,000	511,020	—	—
Senior Secured Credit Facility	—	—	70,000	69,945
Total	$1,954,151	$1,960,972	$1,124,151	$1,080,329
______________________________________________________________________________
(1)The fair values of the outstanding notes were determined using the Level 2 fair value hierarchy quoted market prices for each respective instrument as of September 30, 2023 and December 31, 2022. The fair values of the outstanding debt under the Senior Secured Credit Facility was estimated utilizing the Level 2 fair value hierarchy pricing model for similar instruments as of September 30, 2023 and December 31, 2022.
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
The Company has committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. A portion of the Company's commitments are related to transportation commitments with a certain pipeline pertaining to the gathering of the Company's production from established acreage that extends into 2024. The Company was unable to satisfy a portion of this particular commitment with produced or purchased oil, therefore, the Company expensed firm transportation payments on excess capacity of $6.5 million and $7.7 million during the nine months ended September 30, 2023 and 2022, respectively, which are recorded in "Oil transportation and marketing expenses" on the consolidated statements of operations. The Company had an estimated aggregate liability of firm transportation payments on excess capacity of $10.4 million and $11.5 million as of September 30, 2023 and December 31, 2022, respectively, which is included in "Accounts payable and accrued liabilities" on the consolidated balance sheets. As of September 30, 2023, future firm sale and transportation commitments of $129.1 million are expected to be satisfied and, as such, are not recorded as a liability on the consolidated balance sheet.
Note 11—Supplemental cash flow and non-cash information
The following table presents supplemental cash flow and non-cash information for the periods presented:

	Nine months ended September 30,
(in thousands)	2023	2022
Supplemental cash flow information:
Cash paid for interest, net of $1,827 and $3,265 of capitalized interest, respectively	$109,795	$130,082
Supplemental non-cash operating information:
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$125,940	$34,532
Supplemental non-cash investing information:
Change in accrued capital expenditures	$25,771	$5,144
Equity issued for acquisition of oil and natural gas properties(2)	$80,068	$—
Liabilities assumed in acquisitions of oil and natural gas properties(2)	$11,411	$—
_____________________________________________________________________________
(1)See Notes 5 and 18 in the 2022 Annual Report for additional discussion of the Company's leases.
(2)See Note 3 for additional discussion of the Company's acquisitions.
Note 12—Income taxes
As of September 30, 2023, the Company’s deferred tax assets were primarily the result of U.S. net operating loss carryforwards. A valuation allowance of $298.2 million was recorded against the gross deferred tax asset balance as of December 31, 2022, on the basis of management’s assessment that its deferred tax assets did not meet the standard for recognition. As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2023, the Company determined that there was sufficient positive evidence to conclude that it is more likely than not its federal deferred tax assets are realizable. During the nine months ended September 30, 2023, the Company recorded $220.4 million of discrete tax benefit, which is primarily attributable to the release of the valuation allowance. The balance of the valuation allowance reversal is reflected as part of the Company's estimated annualized effective tax rate with respect to current year projected earnings. The Company believes that it is more-likely-than-not that its Oklahoma deferred tax assets are not realizable and continues to maintain a full valuation allowance recorded against these deferred tax assets.
As of September 30, 2023, the Company had federal net operating loss carryforwards totaling $1.1 billion, $712.1 million of which will begin to expire in 2035 and $366.8 million of which will not expire but may be limited in future periods, and state of Oklahoma net operating loss carryforwards totaling $34.4 million that will begin to expire in 2032. If the Company were to experience an "ownership change" as determined under Section 382 of the Internal Revenue Code, the Company's ability to

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
offset taxable income arising after the ownership change with net operating losses arising prior to the ownership change could be significantly limited. Based on information available as of September 30, 2023, no such ownership change has occurred. The Company has signed purchase and sale agreements for acquisitions that have closed or are expected to close during the fourth quarter of 2023, which may result in an ownership change and limit its ability to utilize tax attributes in subsequent years. For income tax purposes, these acquisitions will be treated as asset purchases such that the tax basis in the assets and liabilities will generally reflect the allocated fair value at closing. Therefore, the Company does not anticipate recording any deferred income taxes as part of the purchase consideration with respect to these acquisitions. See Note 3 for additional information regarding the Company's acquisitions.
Note 13—Related parties
Halliburton
The Chairman of the Company's board of directors is on the board of directors of Halliburton Company ("Halliburton"). Halliburton provides drilling and completions services to the Company. The Company has entered into a lease agreement with Halliburton, which became effective during the first quarter of 2023 and extends through 2025, to provide an electric fracture stimulation crew and the related services. Under the agreement, the Company had a lease liability of $66.5 million as of September 30, 2023 which is included in both current and noncurrent "Operating lease liabilities" on the consolidated balance sheets. Services provided under the lease agreement do not differ substantially from historical services provided by Halliburton, which were previously not subject to a long-term agreement. Payments to Halliburton are included in capital expenditures for oil and natural gas properties in cash flows from investing activities on the consolidated statements of cash flows.
The following table presents the capital expenditures for oil and natural gas properties paid to Halliburton included in the consolidated statements of cash flows for the periods presented:

	Nine months ended September 30,
(in thousands)	2023	2022
Capital expenditures for oil and natural gas properties	$91,751	$78,749
Note 14—Organizational restructurings
On August 24, 2022, the Company announced the departure of the Company's Senior Vice President and Chief Operating Officer. In connection with the departure, the Company incurred one-time charges for certain payments and benefits of $10.4 million during the three months ended September 30, 2022. These charges were recorded as "Organizational restructuring expenses" on the consolidated statements of operations. All equity-based compensation awards held by the Company's Senior Vice President and Chief Operating Officer were forfeited and the corresponding equity-based compensation totaling $4.9 million previously recorded was reversed in "General and administrative" on the consolidated statements of operations during the three months ended September 30, 2022.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 15—Subsequent events
Maple Acquisition
On October 31, 2023, the Company closed the Maple Acquisition and issued 3,012,997 shares of its common stock, which, in addition to the 357,500 previously issued escrow shares, constituted the purchase price, inclusive of customary closing adjustments. See Notes 3 and 5 for additional discussion of the Maple Acquisition.
Senior Secured Credit Facility
On October 31, 2023, in connection with, and upon closing of the Maple Acquisition, the Senior Secured Credit Facility was further amended under the Eleventh Amendment. As of October 31, 2023, the Amended Senior Secured Credit Facility, which matures on September 13, 2027, subject to a springing maturity date of July 19, 2024 if more than a certain amount of the Company's January 2025 Notes relative to the availability under the Amended Senior Secured Credit Facility are outstanding on such date, had a borrowing base of $1.35 billion and an aggregate elected commitment of $1.1 billion. See Note 4 for additional discussion of the Company's Amended Senior Secured Credit Facility.
Commodity derivatives
The following table summarizes the Company's open oil derivative positions as of September 30, 2023, updated for the derivative transactions entered into from September 30, 2023 through November 2, 2023, for the settlement periods presented:

	Remaining Year 2023	Year 2024	Year 2025
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	2,760,000	18,103,950	3,445,000
Weighted-average price ($/Bbl)	$75.82	$75.36	$75.52
WTI NYMEX - Collars:
Volume (Bbl)	890,550	—	—
Weighted-average floor price ($/Bbl)	$69.60	$—	$—
Weighted-average ceiling price ($/Bbl)	$87.04	$—	$—
WTI NYMEX - Three-way Collars:
Volume (Bbl)	91,550	217,350	—
Weighted-average sold put price ($/Bbl)	$45.50	$50.00	$—
Weighted-average floor price ($/Bbl)	$57.64	$66.51	$—
Weighted-average ceiling price ($/Bbl)	$74.25	$87.09	$—
Argus WTI Midland to Argus WTI Formula Basis - Basis Swaps:
Volume (Bbl)	154,100	293,300	—
Weighted-average differential ($/Bbl)	$0.17	$0.11	$—
See Note 8 for additional discussion regarding the Company's derivatives. There has been no other derivative activity subsequent to September 30, 2023.

Table of Content
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is for the three and nine months ended September 30, 2023 and 2022, and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2022 Annual Report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Vital," "we," "us," "our" or similar terms refer to Vital and its subsidiaries, collectively, unless the context otherwise indicates or requires. Unless otherwise specified, references to "average sales price" refer to average sales price excluding the effects of our derivative transactions. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin of West Texas. The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. We have grown primarily through our drilling program, coupled with select strategic acquisitions. As of September 30, 2023, we had assembled 197,917 net acres in the Permian Basin.
We signed purchase and sale agreements for the Acquisitions during the third quarter of 2023, which will add an approximate combined 53,000 net acres and 150 gross high value locations. The Maple Acquisition closed on October 31, 2023 and we expect to close both the Henry Acquisition and Tall City Acquisition in early November 2023. Additionally, we issued (i) an aggregate $900.0 million of senior unsecured notes for net proceeds of $881.4 million and (ii) 3,162,500 shares of our common stock for net proceeds of $161.0 million. See Notes 3, 4 and 5 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion.
As of September 30, 2023, we were operating three drilling rigs and one completions crew. We utilized a second completions crew during a portion of third-quarter 2023, and expect to utilize a fourth drilling rig and a second completions crew starting in mid fourth-quarter 2023 to optimize drilling and completion activities in the Midland and Delaware basins. Our planned capital expenditures for full-year 2023 are expected to be between $670.0 million and $685.0 million. However, we will continue to monitor commodity prices and service costs and adjust activity levels in order to proactively manage our cash flows and preserve liquidity. Below is a summary and comparative analysis of our financial and operating performance for the periods presented:

	Three months ended September 30,		2023 compared to 2022
(in thousands)	2023	2022	Change (#)	Change (%)
Oil sales volumes (MBbl)	4,507	3,219	1,288	40%
Oil equivalent sales volumes (MBOE)	9,361	7,324	2,037	28%
Oil, NGL and natural gas sales(1)	$434,703	$444,948	$(10,245)	(2)%
Net income	$4,893	$337,523	$(332,630)	(99)%
Net cash provided by operating activities	$214,209	$182,615	$31,594	17%
_____________________________________________________________________________
(1)Our oil, NGL and natural gas sales decreased primarily as a result of a 24% decrease in average sales price per BOE, partially offset by a 28% increase in sales volumes.

Table of Content

	Nine months ended September 30,		2023 compared to 2022
(in thousands)	2023	2022	Change (#)	Change (%)
Oil sales volumes (MBbl)	12,011	10,536	1,475	14%
Oil equivalent sales volumes (MBOE)	24,791	22,905	1,886	8%
Oil, NGL and natural gas sales(1)	$1,086,438	$1,445,605	$(359,167)	(25)%
Net income(2)	$413,644	$513,288	$(99,644)	(19)%
Net cash provided by operating activities	$579,222	$720,702	$(141,480)	(20)%
_____________________________________________________________________________
(1)Our oil, NGL and natural gas sales decreased primarily as a result of a 31% decrease in average sales price per BOE.
(2)Our net income for the nine months ended September 30, 2023 includes a non-cash deferred income tax benefit of $220.4 million in connection with the release of our valuation allowance in the second quarter of 2023.
Recent developments
Inflation and interest rates considerations
Drilling and completions costs and costs of oilfield services, equipment and materials are moderating but continue to persist at elevated levels in the third quarter of 2023 in conjunction with labor tightening, lingering supply chain disruptions and the resulting limited availability of certain materials and products manufactured using such materials and heightened levels of inflation. In addition to the effect of such inflationary pressures on our operating and capital costs, higher interest rates have increased our borrowing costs on debt under our Senior Secured Credit Facility and may limit our ability to access debt capital markets. Additional increases in interest rates have the potential to increase our costs of borrowing even more. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve costs, which may, in part, offset cost increases from inflation and reduce our borrowing needs.
See Note 15 to our consolidated financial statements included elsewhere in this Quarterly Report for discussion of recent developments that have occurred subsequent to September 30, 2023.
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
Our results of operations are heavily influenced by oil, NGL and natural gas prices. We maintain an active commodity derivatives strategy to minimize commodity price volatility and support cash flows for operations. We have entered into a number of commodity derivative contracts that have enabled us to offset a portion of the changes in our cash flow caused by fluctuations in price and basis differentials for our sales of oil, NGL and natural gas, as discussed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." See Notes 8, 9 and 15 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our commodity derivatives. Notwithstanding our derivatives strategy, a collapse in commodity prices may affect the economic viability of, and our ability to fund, our drilling projects, as well as the economic recovery of oil, NGL and natural gas reserves. See "Critical accounting estimates" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2022 Annual Report for further discussion of our oil, NGL and natural gas reserve quantities and standardized measure of discounted future net cash flows.
Our reserves are reported in three streams: oil, NGL and natural gas. The Realized Prices, which are utilized to value our proved reserves and calculated using the average first-day-of-the-month prices for each month within the 12-month period prior to the end of the reporting period, adjusted for factors affecting price received at the delivery point, as of September 30, 2023 were $80.37 for oil, $15.57 for NGL and $1.53 for natural gas. The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling as of September 30, 2023 and September 30, 2022. As such, no full cost ceiling impairments were recorded during the nine months ending September 30, 2023 and September 30, 2022. Oil prices have declined from mid-2022 levels; however, even with this decline, if oil prices remain at current levels, we do not

Table of Content
anticipate recording full cost ceiling impairments for the foreseeable future. See Notes 2 and 6 in our 2022 Annual Report for discussion of the full cost method of accounting and our Realized Prices.
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
The following tables present our sources of revenue as a percentage of total revenues for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2023 compared to 2022
	2023	2022	Change (#)	Change (%)
Oil sales	86%	67%	19%	28%
NGL sales	9%	13%	(4)%	(31)%
Natural gas sales	5%	16%	(11)%	(69)%
Sales of purchased oil	—%	4%	(4)%	(100)%
Other operating revenues	—%	—%	—%	—%
Total	100%	100%

	Nine months ended September 30,		2023 compared to 2022
	2023	2022	Change (#)	Change (%)
Oil sales	86%	69%	17%	25%
NGL sales	9%	13%	(4)%	(31)%
Natural gas sales	4%	11%	(7)%	(64)%
Sales of purchased oil	1%	7%	(6)%	(86)%
Other operating revenues	—%	—%	—%	—%
Total	100%	100%

Table of Content
Oil, NGL and natural gas sales volumes, revenues and prices
The following tables present information regarding our oil, NGL and natural gas sales volumes, sales revenues and average sales prices for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2023 compared to 2022
	2023	2022	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	4,507	3,219	1,288	40%
NGL (MBbl)	2,421	2,034	387	19%
Natural gas (MMcf)	14,593	12,430	2,163	17%
Oil equivalent (MBOE)(1)(2)	9,361	7,324	2,037	28%
Average daily oil equivalent sales volumes (BOE/d)(2)	101,746	79,613	22,133	28%
Average daily oil sales volumes (Bbl/d)(2)	48,996	34,994	14,002	40%
Sales revenues (in thousands):
Oil	$375,166	$311,740	$63,426	20%
NGL	38,303	59,377	(21,074)	(35)%
Natural gas	21,234	73,831	(52,597)	(71)%
Total oil, NGL and natural gas sales revenues	$434,703	$444,948	$(10,245)	(2)%
Average sales prices(2):
Oil ($/Bbl)(3)	$83.23	$96.83	$(13.60)	(14)%
NGL ($/Bbl)(3)	$15.82	$29.20	$(13.38)	(46)%
Natural gas ($/Mcf)(3)	$1.46	$5.94	$(4.48)	(75)%
Average sales price ($/BOE)(3)	$46.44	$60.75	$(14.31)	(24)%
Oil, with commodity derivatives ($/Bbl)(4)	$78.62	$71.09	$7.53	11%
NGL, with commodity derivatives ($/Bbl)(4)	$15.82	$24.47	$(8.65)	(35)%
Natural gas, with commodity derivatives ($/Mcf)(4)	$1.32	$3.35	$(2.03)	(61)%
Average sales price, with commodity derivatives ($/BOE)(4)	$44.01	$43.74	$0.27	1%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the three months ended September 30, 2023 and 2022 columns are based on actual amounts and may not recalculate using the rounded numbers presented in the table above or the table below.
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

Table of Content

	Nine months ended September 30,		2023 compared to 2022
	2023	2022	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	12,011	10,536	1,475	14%
NGL (MBbl)	6,320	6,128	192	3%
Natural gas (MMcf)	38,760	37,447	1,313	4%
Oil equivalent (MBOE)(1)(2)	24,791	22,905	1,886	8%
Average daily oil equivalent sales volumes (BOE/d)(2)	90,809	83,901	6,908	8%
Average daily oil sales volumes (Bbl/d)(2)	43,997	38,594	5,403	14%
Sales revenues (in thousands):
Oil	$940,982	$1,069,542	$(128,560)	(12)%
NGL	97,196	197,037	(99,841)	(51)%
Natural gas	48,260	179,026	(130,766)	(73)%
Total oil, NGL and natural gas sales revenues	$1,086,438	$1,445,605	$(359,167)	(25)%
Average sales prices(2):
Oil ($/Bbl)(3)	$78.34	$101.51	$(23.17)	(23)%
NGL ($/Bbl)(3)	$15.38	$32.16	$(16.78)	(52)%
Natural gas ($/Mcf)(3)	$1.25	$4.78	$(3.53)	(74)%
Average sales price ($/BOE)(3)	$43.82	$63.11	$(19.29)	(31)%
Oil, with commodity derivatives ($/Bbl)(4)	$76.69	$71.03	$5.66	8%
NGL, with commodity derivatives ($/Bbl)(4)	$15.38	$25.93	$(10.55)	(41)%
Natural gas, with commodity derivatives ($/Mcf)(4)	$1.40	$3.05	$(1.65)	(54)%
Average sales price, with commodity derivatives ($/BOE)(4)	$43.27	$44.60	$(1.33)	(3)%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the nine months ended September 30, 2023 and 2022 columns are based on actual amounts and may not recalculate using the rounded numbers presented in the table above or the table below.
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

The following tables present net settlements received (paid) for matured commodity derivatives utilized in our calculation of the average sales prices, with commodity derivatives, for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Oil	$20,768	$(82,862)	$103,630	125%
NGL	—	(9,618)	9,618	100%
Natural gas	1,992	(32,131)	34,123	106%
Total	$22,760	$(124,611)	$147,371	118%

	Nine months ended September 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Oil	$19,827	$(321,106)	$340,933	106%
NGL	—	(38,152)	38,152	100%
Natural gas	(6,087)	(64,694)	58,607	91%
Total	$13,740	$(423,952)	$437,692	103%

Table of Content
Changes in average sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three and nine months ended September 30, 2023 and 2022:

(in thousands)	Oil	NGL	Natural gas	Total
Third-quarter 2022 Revenues	$311,740	$59,377	$73,831	$444,948
Effect of changes in average sales prices	(61,310)	(32,389)	(65,448)	(159,147)
Effect of changes in sales volumes	124,736	11,315	12,851	148,902
Third-quarter 2023 Revenues	$375,166	$38,303	$21,234	$434,703
Change ($)	$63,426	$(21,074)	$(52,597)	$(10,245)
Change (%)	20%	(35)%	(71)%	(2)%

(in thousands)	Oil	NGL	Natural gas	Total
Third-quarter year-to-date 2022 Revenues	$1,069,542	$197,037	$179,026	$1,445,605
Effect of changes in average sales prices	(278,293)	(106,015)	(137,044)	(521,352)
Effect of changes in sales volumes	149,733	6,174	6,278	162,185
Third-quarter year-to-date 2023 Revenues	$940,982	$97,196	$48,260	$1,086,438
Change ($)	$(128,560)	$(99,841)	$(130,766)	$(359,167)
Change (%)	(12)%	(51)%	(73)%	(25)%
The following tables present sales of purchased oil for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Sales of purchased oil	$3	$18,371	$(18,368)	(100)%

	Nine months ended September 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Sales of purchased oil	$14,192	$106,030	$(91,838)	(87)%
Sales of purchased oil are a function of the volumes and prices of purchased oil sold to customers and are offset by the volumes and costs of purchased oil. We are a firm shipper on the Gray Oak pipeline and we may utilize purchased oil to fulfill portions of our commitments. In previous periods, we also utilized purchased oil to fulfill portions of our Bridgetex pipeline commitment, which ended during the first quarter of 2022. The continuance of this practice in the future is based upon, among other factors, our pipeline capacity as a firm shipper and the quantity of our lease production which may contribute to our pipeline commitments. Sales of purchased oil decreased during the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to (i) a larger portion of our pipeline commitments being fulfilled by our lease production and (ii) a decrease in sales price.

Table of Content
Costs and expenses
The following tables present information regarding costs and expenses and selected average costs and expenses per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2023 compared to 2022
(in thousands except for per BOE sold data)	2023	2022	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$66,040	$44,246	$21,794	49%
Production and ad valorem taxes	27,360	29,024	(1,664)	(6)%
Oil transportation and marketing expenses	10,795	13,285	(2,490)	(19)%
Gas gathering, processing and transportation expenses	371	—	371	100%
Costs of purchased oil	101	18,772	(18,671)	(99)%
General and administrative (excluding LTIP and transaction expenses)	20,196	14,831	5,365	36%
General and administrative (LTIP):
LTIP cash	2,690	(3,782)	6,472	171%
LTIP non-cash	2,635	808	1,827	226%
General and administrative (transaction expenses)	3,120	—	3,120	100%
Organizational restructuring expenses	—	10,420	(10,420)	(100)%
Depletion, depreciation and amortization	120,499	74,928	45,571	61%
Other operating expenses, net	1,703	2,616	(913)	(35)%
Total costs and expenses	$255,510	$205,148	$50,362	25%
Gain on disposal of assets, net	$149	$4,282	$(4,133)	(97)%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$7.05	$6.04	$1.01	17%
Production and ad valorem taxes	2.92	3.96	(1.04)	(26)%
Oil transportation and marketing expenses	1.15	1.81	(0.66)	(36)%
General and administrative (excluding LTIP and transaction expenses)	2.16	2.02	0.14	7%
Total selected operating expenses	$13.28	$13.83	$(0.55)	(4)%
General and administrative (LTIP):
LTIP cash	$0.29	$(0.52)	$0.81	156%
LTIP non-cash	$0.28	$0.11	$0.17	155%
General and administrative (transaction expenses)	$0.33	$—	$0.33	100%
Depletion, depreciation and amortization	$12.87	$10.23	$2.64	26%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.

Table of Content

	Nine months ended September 30,		2023 compared to 2022
(in thousands except for per BOE sold data)	2023	2022	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$173,939	$127,136	$46,803	37%
Production and ad valorem taxes	69,498	89,512	(20,014)	(22)%
Oil transportation and marketing expenses	32,391	39,022	(6,631)	(17)%
Gas gathering, processing and transportation expenses	371	—	371	100%
Costs of purchased oil	14,856	108,516	(93,660)	(86)%
General and administrative (excluding LTIP and transaction expenses)	57,497	41,729	15,768	38%
General and administrative (LTIP):
LTIP cash	4,936	3,606	1,330	37%
LTIP non-cash	7,500	5,465	2,035	37%
General and administrative (transaction expenses)	3,120	—	3,120	100%
Organizational restructuring expenses	—	10,420	(10,420)	(100)%
Depletion, depreciation and amortization	310,618	226,555	84,063	37%
Other operating expenses, net	4,538	6,973	(2,435)	(35)%
Total costs and expenses	$679,264	$658,934	$20,330	3%
Gain on disposal of assets, net	$540	$4,952	$(4,412)	(89)%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$7.02	$5.55	$1.47	26%
Production and ad valorem taxes	2.80	3.91	(1.11)	(28)%
Oil transportation and marketing expenses	1.31	1.70	(0.39)	(23)%
General and administrative (excluding LTIP and transaction expenses)	2.32	1.82	0.50	27%
Total selected operating expenses	$13.45	$12.98	$0.47	4%
General and administrative (LTIP):
LTIP cash	$0.20	$0.16	$0.04	25%
LTIP non-cash	$0.30	$0.24	$0.06	25%
General and administrative (transaction expenses)	$0.13	$—	$0.13	100%
Depletion, depreciation and amortization	$12.53	$9.89	$2.64	27%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.
Lease operating expenses ("LOE"). LOE, which includes workover expenses, increased for the three and nine months ended September 30, 2023, compared to the same periods in 2022. LOE are daily expenses incurred to bring oil, NGL and natural gas out of the ground and to market, together with the daily expenses incurred to maintain our producing properties. Such costs also include maintenance, repairs and non-routine workover expenses related to our oil and natural gas properties. LOE increased during 2023 due to overall inflationary pressures and a greater percentage of our production shifting to recently acquired wells, where, among other things, we have (i) higher water production, resulting in increased water handling and lifting costs and (ii) higher non-routine workover expenses. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to LOE. LOE is expected to increase approximately 18% on a per BOE basis during the fourth quarter of 2023, as compared to third-quarter 2023.
Production and ad valorem taxes. Production and ad valorem taxes decreased for the three and nine months ended September 30, 2023, compared to the same periods in 2022, due to decreased oil, NGL and natural gas sales revenues. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenues, and are established by federal, state or local taxing authorities. We take advantage of all credits and exemptions in our various taxing jurisdictions. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.

Table of Content
Oil transportation and marketing expenses. Oil transportation and marketing expenses decreased for the three and nine months ended September 30, 2023, compared to the same periods in 2022. These are expenses incurred for the delivery of produced oil to customers in the U.S. Gulf Coast market via the Gray Oak pipeline and, in previous periods, the Bridgetex pipeline. We ship the majority of our produced oil to the U.S. Gulf Coast, which we believe provides a long-term pricing advantage versus the Midland market. Additionally, firm transportation payments on excess pipeline capacity associated with transportation agreements are included in oil transportation and marketing expenses. See Note 10 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our transportation commitments.
Gas gathering, processing and transportation expenses. During the third quarter of 2023, we became party to certain natural gas processing agreements where the Company concluded it is the principal in the transaction and the customer is the ultimate third party, with control of the NGL or residue gas transferring at the tailgate of the midstream entity's processing plant. Revenue for such agreements is recognized on a gross basis, with gathering, processing and transportation fees presented as an expense on the consolidated statements of operations.
Costs of purchased oil. During the three and nine months ended September 30, 2023, we were a firm shipper on the Gray Oak pipeline and we utilized purchased oil to fulfill portions of our commitments. In previous periods, we also utilized purchased oil to fulfill portions of our Bridgetex pipeline commitment, which ended during the first quarter of 2022. In the event our long-haul transportation capacity on the Gray Oak pipeline exceeds our net production, we purchase third-party oil at the trading hubs to satisfy the deficit in our associated long-haul transportation commitments. Costs of purchased oil decreased for the three and nine months ended September 30, 2023, compared to the same periods in 2022 primarily due to a larger portion of our pipeline commitments being fulfilled by our lease production. We expect to continue to satisfy the majority of our commitments through our own production in the near future.
General and administrative ("G&A"). G&A, excluding employee compensation expenses from our long-term incentive plan ("LTIP") and transaction expenses associated with the Acquisitions and certain financing transactions, increased for the three and nine months ended September 30, 2023, compared to the same periods in 2022. Such increases are primarily due to (i) bonuses paid to our workforce in first-quarter 2023 for full-year 2022 performance, which were higher than expected, (ii) bonuses accrued for our workforce related to 2023 performance, (iii) expenses in connection with retention bonuses paid to our workforce and (iv) inflationary pressures on workforce compensation.
LTIP cash expense increased for the three and nine months ended September 30, 2023, compared to the same periods in 2022 due to (i) forfeitures in 2022 related to the departure of the Company's Senior Vice President and Chief Operating Officer (ii) new cash-settled performance unit awards granted in 2023 and (iii) fluctuations in the fair value of our cash-settled LTIP awards, as a result of the performance of our stock.
LTIP non-cash expense increased for the three and nine months ended September 30, 2023, compared to the same periods in 2022 due to (i) forfeitures in 2022 related to the departure of the Company's Senior Vice President and Chief Operating Officer, and (ii) more restricted shares issued at a higher fair value in the 2023 grant compared to the grant that vested during the current year. See Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report for information regarding our equity-based compensation.
Transaction expenses represent incurred costs associated with the Acquisitions and certain financing transactions. The ultimate treatment of such costs associated with the Acquisitions, whether capitalized as part of the acquisition purchase price or expensed as incurred, is dependent upon the whether each acquisition is determined to be an asset acquisition or a business combination, respectively. We are currently evaluating the accounting treatment criteria and expect to finalize our determination as soon as practicable after completion of the Acquisitions. Costs incurred for the most recent amendment to our Senior Secured Credit Facility will be reclassified as debt issuance costs upon effectiveness of the amendment. See Notes 3, 4 and 5 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the Acquisitions and our Senior Secured Credit Facility.

Table of Content
Depletion, depreciation and amortization. The following tables present depletion expense per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Depletion expense per BOE sold	$12.41	$9.79	$2.62	27%

	Nine months ended September 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Depletion expense per BOE sold	$12.05	$9.46	$2.59	27%
Depletion expense per BOE increased for the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to an increase in future development costs of our oil and natural gas properties, which includes the effects of inflationary pressures. See Note 6 to our consolidated financial statements included in our 2022 Annual Report and "—Pricing and reserves" for additional information regarding the full cost method of accounting.
Non-operating income (expense)
The following table presents the components of non-operating income (expense), net for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Gain (loss) on derivatives, net	$(135,321)	$100,748	$(236,069)	(234)%
Interest expense	(39,305)	(30,967)	(8,338)	(27)%
Gain on extinguishment of debt, net	—	553	(553)	(100)%
Other income, net	1,739	173	1,566	905%
Total non-operating income (expense), net	$(172,887)	$70,507	$(243,394)	(345)%

	Nine months ended September 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Loss on derivatives, net	$(132,875)	$(290,995)	$158,120	54%
Interest expense	(99,388)	(96,251)	(3,137)	(3)%
Loss on extinguishment of debt, net	—	(245)	245	100%
Other income, net	3,697	543	3,154	581%
Total non-operating expense, net	$(228,566)	$(386,948)	$158,382	41%
Gain (loss) on derivatives, net. The following table presents the changes in the components of gain (loss) on derivatives, net for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$(112,608)	$225,037	$(337,645)	(150)%
Settlements paid for matured derivatives, net	(22,760)	(124,611)	101,851	82%
Settlements received for contingent consideration	47	322	(275)	(85)%
Gain (loss) on derivatives, net	$(135,321)	$100,748	$(236,069)	(234)%

Table of Content

	Nine months ended September 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$(120,637)	$131,118	$(251,755)	(192)%
Settlements paid for matured derivatives, net	(13,740)	(423,990)	410,250	97%
Settlements received for contingent consideration	1,502	1,877	(375)	(20)%
Loss on derivatives, net	$(132,875)	$(290,995)	$158,120	54%
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
See Notes 8, 9 and 15 to our consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.
Interest expense. Interest expense increased during the three and nine months ended September 30, 2023. This increase is due to a reduction in the principal amounts of our senior unsecured notes as a result of repurchases made during 2022, which was partially offset by increased borrowings under our Senior Secured Credit Facility related to acquisitions. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Income tax benefit (expense)
The following tables present income tax benefit (expense) for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Current	$(464)	$960	$(1,424)	(148)%
Deferred	$(1,909)	$2,808	$(4,717)	(168)%

	Nine months ended September 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Current	$(2,298)	$(4,771)	$2,473	52%
Deferred	$220,149	$2,324	$217,825	9,373%
We are subject to federal and state income taxes and the Texas franchise tax. Included in the income tax benefit for the nine months ended September 30, 2023, is a $220.4 million discrete income tax benefit, which is primarily attributable to the release of the federal valuation allowance in the second quarter of 2023.
As of June 30, 2023, management considered evidence, both positive and negative, and determined it is more likely than not that a portion of our federal deferred tax assets are realizable which resulted in the release of the federal valuation allowance and preservation of the Oklahoma valuation allowance. Management reviews new evidence, both positive and negative, for each reporting period that could impact our judgement on the realizability of our deferred tax assets. As of September 30, 2023, management concluded that our federal deferred tax assets are more likely than not to be realized and continue to maintain a full valuation allowance with respect to Oklahoma.
We have significant federal and state net operating loss carry-forwards. If we were to experience an “ownership change” as determined under Section 382 of the Internal Revenue Code, our ability to offset taxable income arising after the ownership change with net operating losses arising prior to the ownership change may be significantly limited. Based on information available as of September 30, 2023, no such ownership change has occurred. We have signed purchase and sale agreements

Table of Content
for acquisitions that have closed or are expected to close during the fourth quarter of 2023, which may result in an ownership change and limit our ability to utilize tax attributes in subsequent years. For income tax purposes, these acquisitions will be treated as asset purchases such that the tax basis in the assets and liabilities will generally reflect the allocated fair value at closing. Therefore, we do not anticipate recording any deferred income taxes as part of the purchase consideration with respect to these acquisitions. See Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our acquisitions.
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
We continually seek to maintain a financial profile that provides operational flexibility and monitor the markets to consider which financing alternatives, including debt and equity capital resources, joint ventures and asset sales, are available to meet our future planned capital expenditures, a significant portion of which we are able to adjust and manage. We also continually evaluate opportunities with respect to our capital structure, including issuances of new securities, as well as transactions involving our outstanding senior notes, which could take the form of open market or private repurchases, exchange or tender offers, or other similar transactions, and our common stock, which could take the form of open market or private repurchases. We may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. Such financing alternatives, or combination of alternatives, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We continuously look for other opportunities to maximize shareholder value. For further discussion of our financing activities related to debt instruments, see Notes 4 and 15 to our consolidated financial statements included elsewhere in this Quarterly Report.
Due to the inherent volatility in the prices of oil, NGL and natural gas and the sometimes wide pricing differentials between where we produce and where we sell such commodities, we engage in commodity derivative transactions to hedge price risk associated with a portion of our anticipated sales volumes. Due to the inherent volatility in interest rates, from time to time, we have in the past entered into and we may in the future enter into interest rate derivative swaps to hedge interest rate risk associated with our debt under the Senior Secured Credit Facility. By removing a portion of the price volatility associated with future sales volumes, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. As of September 30, 2023, the Company has not entered into any interest rate derivative swaps, and therefore our outstanding debt balance under our Senior Secured Credit Facility is subject to interest rate fluctuations. See "Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk" below. See Notes 9 and 15 to our consolidated financial statements included elsewhere in this Quarterly Report for discussion of our open commodity positions.
As of September 30, 2023, we had cash and cash equivalents of $589.7 million and available capacity under the Senior Secured Credit Facility of $1.0 billion, resulting in total liquidity of $1.6 billion. As of November 1, 2023, we had cash and cash equivalents of $611.0 million and available capacity under the Senior Secured Credit Facility of $1.1 billion, resulting in total liquidity of $1.7 billion. We anticipate utilizing our available cash to fund (i) the cash portion of the Tall City Acquisition purchase consideration and (ii) the discharge of the January 2025 Notes at a future date. We believe that our operating cash flows and the aforementioned liquidity sources provide us with sufficient liquidity and financial resources to manage our cash needs and contractual obligations, to implement our currently planned capital expenditure budget and, at our discretion, to fund any share repurchases, pay down, repurchase or refinance debt or adjust our planned capital expenditure budget.

Table of Content
Cash requirements for known contractual and other obligations
The following table presents significant cash requirements for known contractual and other obligations as of September 30, 2023:

(in thousands)	Short-term	Long-term	Total
Senior unsecured notes(1)	$164,386	$2,656,398	$2,820,784
Senior Secured Credit Facility	—	—	—
Asset retirement obligations	3,490	75,416	78,906
Firm transportation commitments	17,955	44,742	62,697
Operating lease commitments(2)	54,854	76,211	131,065
Total	$240,685	$2,852,767	$3,093,452
______________________________________________________________________________
(1)Amounts presented include both principal and interest obligations.
(2)Amounts presented include both minimum lease payments and imputed interest.
We expect to satisfy our short-term contractual and other obligations with cash flows from operations. See Notes 4 and 10 to our consolidated financial statements included elsewhere in this Quarterly Report and Notes 2, 5 and 18 in our 2022 Annual Report for further discussion of our known contractual and other obligations.
Cash flows
The following table presents our cash flows for the periods presented and the corresponding changes for such periods:

	Nine months ended September 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Net cash provided by operating activities	$579,222	$720,702	$(141,480)	(20)%
Net cash used in investing activities	(1,001,442)	(443,475)	(557,967)	(126)%
Net cash provided by (used in) financing activities	967,480	(284,084)	1,251,564	441%
Net increase (decrease) in cash and cash equivalents	$545,260	$(6,857)	$552,117	8,052%
Cash flows from operating activities
Net cash provided by operating activities decreased during the nine months ended September 30, 2023, compared to the same period in 2022. Notable cash changes include (i) a decrease in total oil, NGL and natural gas sales revenues of $359.2 million, (ii) an increase of $409.3 million due to changes in net settlements for matured derivatives, mainly due to decreases in commodity prices and (iii) a decrease of $148.5 million due to net changes in operating assets and liabilities. The decrease in total oil, NGL and natural gas sales revenues was primarily due to a 31% decrease in average sales price per BOE, partially offset by an increase in volumes. For additional information, see "—Results of operations."
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
Cash flows from investing activities
Net cash used in investing activities increased for the nine months ended September 30, 2023, compared to the same period in 2022, mainly due to (i) an increase in acquisitions of oil and natural gas properties for the Driftwood Acquisition and Forge Acquisition and (ii) an increase in capital expenditures, which includes the effects of inflationary pressures. For further discussion of our acquisitions and divestiture of oil and natural gas properties, see Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report.

Table of Content
The following table presents the components of our incurred capital expenditures, excluding non-budgeted acquisition costs, for the periods presented and the corresponding changes for such periods:

	Nine months ended September 30,		2023 compared to 2022
(in thousands)	2023	2022	Change ($)	Change (%)
Oil and natural gas properties(1)	$483,329	$439,168	$44,161	10%
Midstream and other fixed assets(1)	11,090	9,794	1,296	13%
Total incurred capital expenditures, excluding non-budgeted acquisition costs	$494,419	$448,962	$45,457	10%
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
Cash flows from financing activities
For the nine months ended September 30, 2023, $967.5 million of net cash was provided by financing activities compared to $284.1 million of net cash that was used in financing activities for the same period in 2022. Notable 2023 activity includes (i) proceeds from the issuance of our senior unsecured notes of $897.7 million, (ii) payments on our Senior Secured Credit Facility of $700.0 million, (iii) borrowings on our Senior Secured Credit Facility of $630.0 million, (iv) proceeds from our issuance of common stock of $161.0 million, net of offering and transaction costs and (v) payments for debt issuance costs of $16.3 million. For further discussion of our financing activities related to debt instruments, see Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report.
Sources of Liquidity
Equity offering
During the nine months ended September 30, 2023, we completed an equity offering for the issuance of 3,162,500 shares of our common stock in aggregate for net proceeds of $161.0 million after underwriting discounts, commissions and offering costs.
Senior Secured Credit Facility
As of September 30, 2023, the Senior Secured Credit Facility, which matures on July 16, 2025, (subject to a springing maturity date of July 29, 2024 if any of the January 2025 Notes are outstanding on such date) had a maximum credit amount of $2.0 billion, a borrowing base and an aggregate elected commitment of $1.3 billion and $1.0 billion, respectively,with no balance outstanding. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which we were in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of September 30, 2023 and December 31, 2022, we had no letters of credit outstanding under the Senior Secured Credit Facility.
Senior unsecured notes
During the nine months ended September 30, 2023, we completed offerings for the New January 2028 Notes and the September 2030 Notes for total net proceeds of $881.4 million, after issuance premiums, issuance discounts and underwriting discounts and commission and offering costs.

Table of Content
The following table presents principal amounts and applicable interest rates for our outstanding senior unsecured notes as of September 30, 2023:

(in millions, except for interest rates)	Principal	Interest rate
January 2025 Notes	$455.6	9.500%
January 2028 Notes	700.3	10.125%
July 2029 Notes	298.2	7.750%
September 2030 Notes	500.0	9.750%
Total senior unsecured notes	$1,954.1
During the third quarter of 2023, we utilized a portion of the net proceeds from our equity offering and senior unsecured notes offerings to repay borrowings on our Senior Secured Credit Facility. Additionally, we intend to utilize the remainder of the net proceeds to fund (i) the cash portion of the Tall City Acquisition purchase consideration and (ii) the discharge of the January 2025 Notes at a future date. See Notes 3, 4, 5 and 15 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our acquisitions, debt offerings, equity offering and Senior Secured Credit Facility, respectively.
Supplemental Guarantor information
As of September 30, 2023, approximately $2.0 billion of our senior unsecured notes remained outstanding. Our wholly-owned subsidiary, Vital Midstream Services, LLC (the "Guarantor"), jointly and severally, and fully and unconditionally, guarantees the January 2025 Notes, January 2028 Notes, July 2029 Notes and September 2030 Notes.
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
Other than the critical accounting estimates set forth below, there have been no material changes in our critical accounting estimates during the nine months ended September 30, 2023. See our critical accounting estimates in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Annual Report.

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
•the ability to recover our net operating loss carry-forward deferred tax assets in future years and whether or not we have experienced an "ownership change" under Section 382 of the Internal Revenue Code;
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
During the second quarter of 2023, in evaluating whether it was more-likely-than-not that our deferred tax asset was recoverable from future net income, we considered all positive and negative evidence available and determined it was more likely than not that the federal net deferred tax assets were realizable and a valuation allowance was no longer warranted. We believe that it is more-likely-than-not that our Oklahoma deferred tax assets are not realizable and continue to maintain a full valuation allowance recorded against these deferred tax assets. We will continue to assess the need for a valuation allowance against deferred tax assets considering all available evidence obtained in future reporting periods. See Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our income taxes.

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
The fair values of our open commodity positions are largely determined by the relevant forward commodity price curves of the indexes associated with our open derivative positions. The following table provides a sensitivity analysis of the projected incremental effect on income or loss before income taxes of a hypothetical 10% change in the relevant forward commodity price curves of the indexes associated with our open commodity positions as of September 30, 2023:

(in thousands)	As of September 30, 2023
Commodity derivative liability position	$(111,531)
Impact of a 10% increase in forward commodity prices	$(172,704)
Impact of a 10% decrease in forward commodity prices	$164,990
See Notes 8, 9 and 15 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our commodity derivatives. For additional discussion of our quantitative and qualitative disclosures about market risk, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2022 Annual Report.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our senior unsecured notes bear interest at fixed rates. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our debt. The interest rate on borrowings may be based on an alternate base rate or term secured overnight financing rate ("Term SOFR"), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the "prime rate" (as publicly announced by Wells Fargo Bank, N.A.) in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our Senior Secured Credit Facility) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. Interest on Term SOFR loans is equal to the sum of (a)(i) the Term SOFR (as defined in our Senior Secured Credit Facility) rate for such period plus (ii) the Term SOFR Adjustment (as defined in our Senior Secured Credit Facility) of 0.1% (in the case of clause (a), subject to a floor of 0%) plus (b) the applicable margin. The applicable margin varies from 1.5% to 2.5% on alternate base rate borrowings and from 2.5% to 3.5% on Term SOFR borrowings, in each case, depending on our utilization ratio. At September 30, 2023, we had no outstanding borrowings on our Senior Secured Credit Facility.

Table of Content
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Vital's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Vital's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Vital's disclosure controls and procedures were effective as of September 30, 2023. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Vital's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
The following table summarizes purchases of common stock by Vital for the periods presented:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum value that may yet be purchased under the program as of the respective period-end date(2)
July 1, 2023 - July 31, 2023	—	$—	—	$162,710,185
August 1, 2023 - August 31, 2023	76	$52.81	—	$162,710,185
September 1, 2023 - September 30, 2023	3,347	$62.02	—	$162,710,185
Total	3,423		—
______________________________________________________________________________
(1)Represents shares that were withheld by us to satisfy tax withholding obligations that arose upon the lapse of restrictions on equity-based compensation awards.
(2)On May 31, 2022, our board of directors authorized a $200 million share repurchase program commencing on the date of such announcement and continuing through and including May 27, 2024. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, including under arrangements complying with Rule 10b5-1 of the Exchange Act, and privately negotiated transactions. During the three months ended September 30, 2023, no shares were repurchased.
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

Item 5.    Other Information
Rule 10b5-1 Trading Arrangement Changes
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarterly period ended September 30, 2023.

Item 6.    Exhibits

		Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filing Date
2.1	Purchase and Sale Agreement, dated September 13, 2023, by and among Vital Energy, Inc. and Henry Resources LLC, Henry Energy LP and Moriah Henry Partners LLC.	8-K	2.1	9/13/2023
2.2	Purchase and Sale Agreement, dated September 13, 2023, by and among Vital Energy, Inc. and Maple Energy Holdings.	8-K	2.2	9/13/2023
2.3	Purchase and Sale Agreement, dated September 13, 2023, by and among Vital Energy, Inc. and Tall City Property Holdings III LLC and Tall City Operations III LLC.	8-K	2.3	9/13/2023
3.1	Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated as of December 19, 2011.	8-K	3.1	12/22/2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated as of June 1, 2020.	8-K	3.1	6/1/2020
3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated May 26, 2022.	8-K	3.1	5/26/2022
3.4	Third Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated January 9, 2023.	8-K	3.1	1/9/2023
3.5	Certificate of Ownership and Merger, dated as of December 30, 2013.	8-K	3.1	1/6/2014
3.6	Fourth Amended and Restated Bylaws of Vital Energy, Inc., adopted January 9, 2023.	8-K	3.2	1/9/2023
3.7	Certificate of Designations of 2.0% Cumulative Mandatorily Convertible Series A Preferred Stock of Vital Energy, Inc., as filed with the Secretary of State of the State of Delaware on September 13, 2023.	8-K	3.1	9/19/2023
4.1	Form of Common Stock Certificate.	8-A12B/A	4.1	1/7/2014
4.2	Indenture, dated as of March 18, 2015, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	9/25/2023
4.3	Fifth Supplemental Indenture, dated as of September 25, 2023, among Vital Energy, Inc., Vital Midstream Services, LLC and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.2	9/25/2023
10.1	Eleventh Amendment to the Fifth Amended and Restated Credit Agreement, dated as of September 13, 2023, among Vital Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Vital Midstream Services, LLC, as guarantors and the banks signatory thereto.	8-K	10.1	9/13/2023
22.1	List of Issuers and Guarantor Subsidiaries.	10-K	22.1	2/22/2023
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101
The following financial information from Vital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements.

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

VITAL ENERGY, INC.

Date: November 3, 2023	By:	/s/ Jason Pigott
Jason Pigott
President and Chief Executive Officer
(principal executive officer)

Date: November 3, 2023	By:	/s/ Bryan J. Lemmerman
Bryan J. Lemmerman
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: November 3, 2023	By:	/s/ Jessica R. Wren
Jessica R. Wren
Senior Director of Financial Accounting and SEC Reporting
(principal accounting officer)