Form 10-Q
period 2024-03-31
Vital Energy, Inc.
filed 2024-05-09
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2024
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of May 3, 2024: 36,659,581

VITAL ENERGY, INC.
FOR THE QUARTER ENDED MARCH 31, 2024

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
•the ongoing instability and uncertainty in the United States ("U.S.") and international energy, financial and consumer markets that could adversely affect the liquidity available to us and our customers and the demand for commodities, including oil, NGL and natural gas;
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
v

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
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various factors, including those set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report, and under "Item 1A. Risk Factors," in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report") and those set forth from time to time in our other filings with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at https://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made.

Should one or more of the risks or uncertainties described herein occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Vital Energy, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$423,325	$14,061
Accounts receivable, net	290,248	238,773
Derivatives	7,929	99,336
Other current assets	24,395	18,749
Total current assets	745,897	370,919
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	12,100,933	11,799,155
Unevaluated properties not being depleted	190,387	195,457
Less: accumulated depletion and impairment	(7,925,773)	(7,764,697)
Oil and natural gas properties, net	4,365,547	4,229,915
Midstream and other fixed assets, net	130,918	130,293
Property and equipment, net	4,496,465	4,360,208
Derivatives	34,898	51,071
Operating lease right-of-use assets	144,667	144,900
Deferred income taxes	205,760	188,836
Other noncurrent assets, net	34,214	33,647
Total assets	$5,661,901	$5,149,581
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$150,756	$159,892
Accrued capital expenditures	108,546	91,937
Undistributed revenue and royalties	181,442	194,307
Derivatives	35,567	—
Operating lease liabilities	75,122	70,651
Other current liabilities	57,902	78,802
Total current liabilities	609,335	595,589
Long-term debt, net	2,097,044	1,609,424
Asset retirement obligations	83,039	81,680
Operating lease liabilities	66,791	71,343
Other noncurrent liabilities	6,888	6,288
Total liabilities	2,863,097	2,364,324
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, and 1,575,376 and 595,104 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	16	6
Common stock, $0.01 par value, 80,000,000 shares authorized, and 36,660,995 and 35,413,551 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	367	354
Additional paid-in capital	3,813,430	3,733,775
Accumulated deficit	(1,015,009)	(948,878)
Total stockholders' equity	2,798,804	2,785,257
Total liabilities and stockholders' equity	$5,661,901	$5,149,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2024	2023
Revenues:
Oil sales	$415,784	$266,731
NGL sales	47,075	33,006
Natural gas sales	18,245	18,074
Sales of purchased oil	—	13,851
Other operating revenues	1,235	845
Total revenues	482,339	332,507
Costs and expenses:
Lease operating expenses	105,728	50,181
Production and ad valorem taxes	30,614	20,531
Oil transportation and marketing expenses	9,833	10,915
Gas gathering, processing and transportation expenses	2,376	—
Costs of purchased oil	—	14,167
General and administrative	29,356	25,930
Depletion, depreciation and amortization	166,107	86,779
Other operating expenses, net	1,018	1,484
Total costs and expenses	345,032	209,987
Gain on disposal of assets, net	130	237
Operating income	137,437	122,757
Non-operating income (expense):
Gain (loss) on derivatives, net	(152,147)	20,490
Interest expense	(43,421)	(28,554)
Loss on extinguishment of debt, net	(25,814)	—
Other income, net	2,065	854
Total non-operating expense, net	(219,317)	(7,210)
Income (loss) before income taxes	(81,880)	115,547
Income tax benefit (expense)	15,749	(1,607)
Net income (loss)	(66,131)	113,940
Preferred stock dividends	(349)	—
Net income (loss) available to common stockholders	$(66,480)	$113,940
Net income (loss) per common share:
Basic	$(1.87)	$6.93
Diluted	$(1.87)	$6.89
Weighted-average common shares outstanding:
Basic	35,566	16,431
Diluted	35,566	16,545

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Preferred Stock		Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2023	595	$6	35,414	$354	$3,733,775	—	$—	$(948,878)	$2,785,257
Restricted stock awards	—	—	445	5	—	—	—	—	5
Restricted stock forfeitures	—	—	(5)	—	(4)	—	—	—	(4)
Stock exchanged for tax withholding	—	—	(72)	(1)	(3,410)	72	3,411	—	—
Retirement of treasury stock	—	—	—	—	—	(72)	(3,411)	—	(3,411)
Share-settled equity-based compensation	—	—	—	—	4,348	—	—	—	4,348
Equity issued for acquisition of oil and natural gas properties	980	10	879	9	78,721	—	—	—	78,740
Net loss	—	—	—	—	—	—	—	(66,131)	(66,131)
Balance, March 31, 2024	1,575	$16	36,661	$367	$3,813,430	—	$—	$(1,015,009)	$2,798,804

	Preferred Stock		Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2022	—	$—	16,762	$168	$2,754,085	—	$—	$(1,643,507)	$1,110,746
Restricted stock awards	—	—	315	3	(3)	—	—	—	—
Restricted stock forfeitures	—	—	(3)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	(49)	(1)	(2,458)	49	2,459	—	—
Retirement of treasury stock	—	—	—	—	—	(49)	(2,459)	—	(2,459)
Share-settled equity-based compensation	—	—	—	—	3,141	—	—	—	3,141
Net income	—	—	—	—	—	—	—	113,940	113,940
Balance, March 31, 2023	—	$—	17,025	$170	$2,754,765	—	$—	$(1,529,567)	$1,225,368

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(66,131)	$113,940
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-settled equity-based compensation, net	3,501	2,572
Depletion, depreciation and amortization	166,107	86,779
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	152,147	(20,490)
Settlements paid for matured derivatives, net	(9,000)	(2,343)
Loss on extinguishment of debt, net	25,814	—
Deferred income tax (benefit) expense	(16,924)	276
Other, net	5,402	2,147
Changes in operating assets and liabilities:
Accounts receivable, net	(51,475)	13,961
Other current assets	(5,646)	(7,464)
Other noncurrent assets, net	(357)	2,345
Accounts payable and accrued liabilities	(9,064)	(10,693)
Undistributed revenue and royalties	(12,865)	(11,825)
Other current liabilities	(21,347)	(48,650)
Other noncurrent liabilities	(1,572)	(4,430)
Net cash provided by operating activities	158,590	116,125
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net	(4,380)	—
Capital expenditures:
Oil and natural gas properties	(195,372)	(165,042)
Midstream and other fixed assets	(5,085)	(2,771)
Proceeds from dispositions of capital assets, net of selling costs	125	2,175
Other, net	(952)	2,035
Net cash used in investing activities	(205,664)	(163,603)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	130,000	95,000
Payments on Senior Secured Credit Facility	—	(45,000)
Issuance of senior unsecured notes	800,000	—
Extinguishment of debt	(453,518)	—
Stock exchanged for tax withholding	(3,411)	(2,459)
Payments for debt issuance costs	(15,721)	—
Other, net	(1,012)	(492)
Net cash provided by financing activities	456,338	47,049
Net increase (decrease) in cash, cash equivalents and restricted cash	409,264	(429)
Cash, cash equivalents and restricted cash, beginning of period	14,061	44,435
Cash, cash equivalents and restricted cash, end of period(1)	$423,325	$44,006
______________________________________________________________________________
(1)See Note 10 for additional information on the Company's restricted cash as of March 31, 2023.
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 1—Organization and basis of presentation
Organization
Vital Energy, Inc. ("Vital Energy" or the "Company"), together with its wholly-owned subsidiaries, is an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin of West Texas. The Company has identified one operating segment: exploration and production. In these notes, the "Company" refers to Vital Energy and its subsidiaries collectively, unless the context indicates otherwise. All amounts, dollars and percentages presented in these unaudited consolidated financial statements and the related notes are rounded and, therefore, approximate.
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
The unaudited consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2023 is derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's interim financial position, results of operations and cash flows. All adjustments are of a recurring nature unless otherwise disclosed herein.
Certain disclosures have been condensed or omitted from the unaudited consolidated financial statements. Accordingly, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2023 Annual Report.
Significant accounting policies
There have been no material changes in the Company's significant accounting policies during the three months ended March 31, 2024. See Note 2 in the 2023 Annual Report for discussion of significant accounting policies.
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
See Note 2 in the 2023 Annual Report for further information regarding the use of estimates and assumptions.
Note 2—New accounting standards
The Company considered the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") to the Accounting Standards Codification. ASUs not discussed were assessed and determined to be either not applicable, the effects of adoption are not expected to be material or are clarifications of ASUs previously disclosed. There were no new material ASUs adopted during the three months ended March 31, 2024. See below for discussion of ASUs not yet adopted.
Accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which sets forth improvements to the current segment disclosure requirements in accordance with Topic 280 "Segment Reporting," including clarifying that entities with a single reportable segment are subject to both new and existing segment reporting requirements. ASU 2023-07 will be effective retrospectively for fiscal years beginning after December 15,

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
Note 3—Acquisitions
PEP Acquisition
On February 2, 2024 (the "PEP Closing Date"), the Company purchased additional working interests in producing properties associated with the Henry Acquisition (as defined herein), with an effective date of August 1, 2023 (the "PEP Acquisition") through PEP Henry Production Partners LP, PEP HPP Jubilee SPV LP, PEP PEOF Dropkick SPV, LLC, PEP HPP Dropkick SPV LP and HPP Acorn SPV LP (collectively, "PEP"). The aggregate purchase price of $80.0 million consisted of (i) 878,690 shares of the Company's common stock, par value $0.01 per share ("Common Stock") based upon the share price as of the PEP Closing Date, (ii) 980,272 shares of the Company's 2.0% Cumulative Mandatorily Convertible Series A Preferred Stock, par value $0.01 per share ("Preferred Stock") based upon the share price as of the PEP Closing Date and (iii) $1.3 million in transaction-related expenses, inclusive of customary closing price adjustments and subject to post-closing adjustments. The PEP Acquisition was accounted for as an asset acquisition, as substantially all the gross assets acquired are concentrated in a group of similar identifiable assets.
The "Henry Acquisition," which closed on November 5, 2023, consisted of the purchase of certain oil and natural gas properties in the Midland and Delaware basins, and was accounted for as a business combination. See Note 4 in the 2023 Annual Report for additional discussion of the Henry Acquisition and the Company's 2023 asset acquisitions.
Note 4—Debt
Long-term debt, net
The following table presents the Company's long-term debt and unamortized debt issuance costs, discounts and premiums included in "Long-term debt, net" on the consolidated balance sheets as of the dates presented:

(in thousands)	March 31, 2024	December 31, 2023
10.125% senior unsecured notes due 2028	$269,159	$700,309
7.750% senior unsecured notes due 2029	298,214	298,214
9.750% senior unsecured notes due 2030	500,000	500,000
7.875% senior unsecured notes due 2032	800,000	—
Senior Secured Credit Facility(1)	265,000	135,000
Total long-term debt	2,132,373	1,633,523
Unamortized debt issuance costs	(30,843)	(21,800)
Unamortized discounts	(5,846)	(6,068)
Unamortized premiums	1,360	3,769
Total long-term debt, net	$2,097,044	$1,609,424
______________________________________________________________________________
(1)Unamortized debt issuance costs related to the Senior Secured Credit Facility of $13.2 million and $14.1 million as of March 31, 2024 and December 31, 2023, respectively, are included in "Other noncurrent assets, net" on the consolidated balance sheets.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Senior Secured Credit Facility
As of March 31, 2024, the Senior Secured Credit Facility, which matures on September 13, 2027, had a maximum credit amount of $3.0 billion, a borrowing base and an aggregate elected commitment of $1.5 billion and $1.25 billion, respectively, with an outstanding balance of $265.0 million subject to a weighted-average interest rate of 7.676%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of March 31, 2024 and December 31, 2023, the Company had no letters of credit outstanding under the Senior Secured Credit Facility. For additional information see Note 7 in the 2023 Annual Report.
Subsequent to March 31, 2024, the Company repaid $265.0 million and borrowed $215.0 million on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $215.0 million as of May 6, 2024.
On May 8, 2024, pursuant to the regular semi-annual redetermination, the Company's lenders reaffirmed the borrowing base at $1.5 billion and increased the aggregate elected commitment to $1.35 billion under the Senior Secured Credit Facility.
March 2032 Notes
On March 28, 2024, the Company completed an offering of $800.0 million in aggregate principal amount of 7.875% senior unsecured notes due 2032 (the "Initial March 2032 Notes") for net proceeds of $784.8 million. The net proceeds from this offering and the Tack-On March 2032 Notes (defined below) were used to (i) extinguish in full the Company's outstanding 10.125% senior unsecured notes due 2028 (the "January 2028 Notes"), (ii) reduce the outstanding principal amount of the 9.750% senior unsecured notes due 2030 (the "September 2030 Notes") and (iii) repay a portion of the outstanding borrowings on the Senior Secured Credit Facility. On March 29, 2024, the Company settled a cash tender offer on the January 2028 Notes for an aggregate principal amount outstanding of $431.2 million.
On April 3, 2024, the Company completed an offering of an additional $200.0 million in aggregate principal amount of 7.875% senior unsecured notes due 2032 (the "Tack-On March 2032 Notes," and, together with the Initial March 2032 Notes, the "March 2032 Notes"), at 100.750% of par, under the same indenture dated as of March 28, 2024 for net proceeds of approximately $198.7 million. On April 3, 2024, the Company settled a cash tender offer on the September 2030 Notes of $197.6 million and on April 29, 2024, the Company redeemed the remaining principal amount outstanding on the January 2028 Notes of $269.2 million at a redemption price of 105.063%. The Company expects to record a loss on extinguishment of debt in the second quarter of 2024 of approximately $40.0 million related to a cash tender offer for the September 2030 Notes and the redemption of the January 2028 Notes.
Interest for the March 2032 Notes is payable semi-annually, in cash in arrears on April 15 and October 15 of each year, commencing October 15, 2024 with interest from closing to that date. The terms of the Company's March 2032 Notes include covenants, which are in addition to covenants in the Senior Secured Credit Facility, which limit the Company's ability to incur indebtedness, make restricted payments, grant liens and dispose of assets. The March 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Vital Midstream Services, LLC and certain of the Company's future restricted subsidiaries, subject to certain automatic customary releases, including the sale, disposition or transfer of all of the capital stock or of all or substantially all of the assets of a subsidiary guarantor to one or more persons that are not the Company or a restricted subsidiary, exercise of legal defeasance or covenant defeasance options or satisfaction and discharge of the applicable indenture, designation of a subsidiary guarantor as a non-guarantor restricted subsidiary or as an unrestricted subsidiary in accordance with the applicable indenture, release from guarantee under the Senior Secured Credit Facility, or liquidation or dissolution.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents the components of the Company's cash tender offer for the January 2028 Notes and the related loss on extinguishment of debt during the period presented:

(in thousands)	Three months ended March 31, 2024
Principal amount tendered	$431,150
Extinguishment of debt(1)	(453,518)
Early tender premiums	(22,368)
Write-off of debt issuance costs	(5,672)
Write-off of issuance premium	2,226
Loss on extinguishment of debt, net(2)	$(25,814)
______________________________________________________________________________
(1)Amounts are included in "Extinguishment of debt" in cash flows from financing activities on the consolidated statements of cash flows.
(2)Amounts are included in "Loss on extinguishment of debt, net" on the consolidated statements of operations.
Note 5—Equity Incentive Plan
The Vital Energy, Inc. Omnibus Equity Incentive Plan (the "Equity Incentive Plan") provides for the granting of incentive awards in the form of restricted stock awards, stock option awards, performance share awards, performance unit awards, phantom unit awards and other awards. The Equity Incentive Plan allows for the issuance of up to 2,432,500 shares.
See Note 9 in the 2023 Annual Report for additional discussion of the Company's equity-based compensation awards.
The following table presents activity for equity-based compensation awards for the three months ended March 31, 2024:

	Equity Awards		Liability Awards
(in thousands)	Restricted Stock Awards	Performance Share Awards	Performance Unit Awards(1)(2)
Outstanding as of December 31, 2023	472	48	158
Granted	445	—	140
Forfeited	(5)	—	—
Vested	(194)	—	(83)
Outstanding as of March 31, 2024	718	48	215
_____________________________________________________________________________
(1)The performance unit awards granted on March 9, 2021 had a performance period of January 1, 2021 to December 31, 2023 and, as their market and performance criteria were satisfied, resulted in a 145.83% payout, or 120,297 units. As such, the granted awards vested and were paid out in cash on March 8, 2024 at $50.38 per unit based on the Company's closing stock price on the vesting date.
(2)On February 20, 2024, the Company granted performance unit awards with a performance period of January 1, 2024 through December 31, 2026. The market criteria consists of: (i) relative total shareholder return comparing the Company's shareholder return to the shareholder return of the exploration and production companies listed in the Russel 2000 Index and (ii) absolute shareholder return. The performance criteria for these awards consists of: (i) earnings before interest, taxes, depreciation, amortization and exploration expense and three-year total debt reduction, (ii) growth in inventory and (iii) emissions reductions. Any units earned are expected to be paid in cash during the first quarter following the completion of the requisite service period, based on the achievement of market and performance criteria, and the payout can range from 0% to 225%.
As of March 31, 2024, total unrecognized cost related to equity-based compensation awards was $43.6 million, of which $10.6 million was attributable to liability awards which will be settled in cash rather than shares. Such cost will be recognized on a straight-line basis over an expected weighted-average period of 2.36 years.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Equity-based compensation
The following table reflects equity-based compensation expense for the periods presented:

	Three months ended March 31,
(in thousands)	2024	2023
Equity awards:
Restricted stock awards	$3,802	$2,717
Performance share awards	546	424
Total share-settled equity-based compensation, gross	4,348	3,141
Less amounts capitalized	(847)	(569)
Total share-settled equity-based compensation, net	3,501	2,572
Liability awards:
Performance unit awards and phantom unit awards	1,767	714
Total cash-settled equity-based compensation, gross	1,767	714
Less amounts capitalized	(7)	(50)
Total cash-settled equity-based compensation, net	1,760	664
Total equity-based compensation, net	$5,261	$3,236
Note 6—Net income (loss) per common share
Basic net income (loss) per common share is computed by first subtracting preferred stock dividends from net income (loss) to arrive at net income (loss) available to common stockholders, and then dividing net income (loss) available to common stockholders by the basic weighted-average common shares outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the diluted weighted average common shares outstanding for the period, which reflects the potential dilution of preferred stock and non-vested equity-based compensation awards. See Notes 8 and 9 in the 2023 Annual Report for additional discussion of the Company's preferred stock and equity-based compensation awards, respectively. For the three months ended March 31, 2024, the preferred stock and equity-based compensation awards were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net loss per common share.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table reflects the calculations of basic and diluted (i) weighted-average common shares outstanding and (ii) net income (loss) per common share for the periods presented:

	Three months ended March 31,
(in thousands, except for per share data)	2024	2023
Net income (loss)	$(66,131)	$113,940
Less: Preferred stock dividends	349	—
Net income (loss) available to common stockholders	$(66,480)	$113,940
Weighted-average common shares outstanding:
Basic	35,566	16,431
Dilutive non-vested restricted stock awards	—	114
Diluted	35,566	16,545
Net income (loss) per common share:
Basic	$(1.87)	$6.93
Diluted	$(1.87)	$6.89

Anti-dilutive weighted-average common shares outstanding(1):
Restricted stock awards	370	298
Performance share awards	8	29
Preferred stock	1,231	—
_____________________________________________________________________________
(1)Shares excluded from the diluted net income (loss) per common share calculation because their effect would be anti-dilutive.
Note 7—Derivatives
The Company has two types of derivative instruments as of March 31, 2024: (i) commodity derivatives and (ii) a contingent consideration derivative. See Note 8 for discussion of fair value measurement of derivatives on a recurring basis. The Company's derivatives were not designated as hedges for accounting purposes, and the Company does not enter into such instruments for speculative trading purposes. Accordingly, the changes in derivative fair values are recognized in "Gain (loss) on derivatives, net" under "Non-operating income (expense)" on the consolidated statements of operations.
The following table summarizes components of the Company's gain (loss) on derivatives, net by type of derivative instrument for the periods presented:

	Three months ended March 31,
(in thousands)	2024	2023
Commodity	$(155,835)	$17,582
Contingent consideration	3,688	2,908
Gain (loss) on derivatives, net	$(152,147)	$20,490
Commodity
Due to the inherent volatility in oil, NGL and natural gas prices and the sometimes wide pricing differentials between where the Company produces and where the Company sells such commodities, the Company engages in commodity derivative transactions, such as puts, swaps, collars and basis swaps, to hedge price risk associated with a portion of the Company's anticipated sales volumes. By removing a portion of the price volatility associated with future sales volumes, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. See Note 11 in the 2023 Annual Report for discussion of transaction types and settlement indexes. During the three months ended March 31, 2024, the Company’s derivatives were settled based on reported prices on commodity exchanges, with (i) oil derivatives settled based on WTI NYMEX, Argus WTI Midland and Argus WTI Formula Basis pricing, (ii) NGL derivatives settled based on Mont Belvieu OPIS pricing and (iii) natural gas derivatives settled based on Henry Hub NYMEX and Waha Inside FERC pricing.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes open commodity derivative positions as of March 31, 2024, for commodity derivatives that were entered into through March 31, 2024, for the settlement periods presented:

	Remaining Year 2024	Year 2025
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	14,813,950	4,345,000
Weighted-average price ($/Bbl)	$76.16	$75.44
WTI NYMEX - Three-way Collars:
Volume (Bbl)	156,050	—
Weighted-average sold put price ($/Bbl)	$50.00	$—
Weighted-average floor price ($/Bbl)	$66.48	$—
Weighted-average ceiling price ($/Bbl)	$87.07	$—
Argus WTI Midland to Argus WTI Formula Basis - Basis Swaps:
Volume (Bbl)	211,000	—
Weighted-average differential ($/Bbl)	$0.11	$—
NGL:
Non-TET Propane - Swaps:
Volume (Bbl)	306,000	—
Weighted-average price ($/Bbl)	$34.23	$—
Non-TET Normal Butane - Swaps:
Volume (Bbl)	67,757	—
Weighted-average price ($/Bbl)	$39.78	$—
Non-TET Isobutane - Swaps:
Volume (Bbl)	218,571	—
Weighted-average price ($/Bbl)	$42.26	$—
Non-TET Pentane - Swaps:
Volume (Bbl)	211,286	—
Weighted-average price ($/Bbl)	$65.15	$—
Natural gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	19,596,200	—
Weighted-average price ($/MMBtu)	$3.47	$—
Henry Hub NYMEX - Collars:
Volume (MMBtu)	533,164	—
Weighted-average floor price ($/MMBtu)	$3.40	$—
Weighted-average ceiling price ($/MMBtu)	$6.10	$—
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	20,129,364	—
Weighted-average differential ($/MMBtu)	$(0.74)	$—
Contingent consideration
On May 7, 2021, the Company entered into a purchase and sale agreement (the "Sixth Street PSA"), to sell 37.5% of the Company's working interest in certain producing wellbores and the related properties primarily located within Glasscock and Reagan Counties, Texas. The Sixth Street PSA provides for potential contingent payments to be paid to the Company if certain cash flow targets are met related to divested oil and natural gas property operations (the "Sixth Street Contingent Consideration"). The Sixth Street Contingent Consideration provides the Company with the right to receive up to a maximum of $93.7 million in additional cash consideration, comprised of potential quarterly payments through June 2027 totaling up to $38.7 million and a potential balloon payment of $55.0 million in June 2027. As of March 31, 2024, the Company had received

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
life-to-date contingent consideration payments of $4.3 million, with maximum remaining potential cash consideration totaling $83.0 million. The fair value of the Sixth Street Contingent Consideration was $34.8 million as of March 31, 2024 and $31.1 million as of December 31, 2023.
Note 8—Fair value measurements
See the beginning of Note 12 in the 2023 Annual Report for information about the fair value hierarchy levels.
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
Balance sheet presentation
The following tables present the Company's derivatives by (i) balance sheet classification, (ii) derivative type and (iii) fair value hierarchy level, and provide a total, on a gross basis and a net basis reflected in "Derivatives" on the consolidated balance sheets as of the dates presented:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$28,120	$—	$28,120	$(22,410)	$5,710
Contingent consideration	—	—	2,219	2,219	—	2,219
Noncurrent:
Commodity	—	2,277	—	2,277	46	2,323
Contingent consideration	—	—	32,575	32,575	—	32,575
Liabilities:
Current:
Commodity	—	(57,977)	—	(57,977)	22,410	(35,567)
Noncurrent:
Commodity	—	46	—	46	(46)	—
Net derivative asset positions	$—	$(27,534)	$34,794	$7,260	$—	$7,260

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$106,067	$—	$106,067	$(9,032)	$97,035
Contingent consideration	—	—	2,301	2,301	—	2,301
Noncurrent:
Commodity	—	22,266	—	22,266	—	22,266
Contingent consideration	—	—	28,805	28,805	—	28,805
Liabilities:
Current:
Commodity	—	(9,032)	—	(9,032)	9,032	—
Net derivative asset positions	$—	$119,301	$31,106	$150,407	$—	$150,407

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
See Note 12 in the 2023 Annual Report for discussion of the significant Level 2 inputs used in the fair value mark-to-market analysis of commodity and contingent consideration derivatives. The Company reviewed the third-party specialist's valuations of commodity and contingent consideration derivatives, including the related inputs, and analyzed changes in fair values between reporting dates.
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
The following table summarizes the changes in contingent consideration derivatives classified as Level 3 measurements for the periods presented:

	Three months ended March 31,
(in thousands)	2024	2023
Balance of Level 3 at beginning of period	$31,106	$26,640
Change in Sixth Street Contingent Consideration fair value	3,688	2,908
Settlements realized(1)	—	(1,455)
Balance of Level 3 at end of period	$34,794	$28,093
_____________________________________________________________________________
(1)For the three months ended March 31, 2024 and 2023, any settlements are included in "Other, net" in cash flows from investing activities on the consolidated statements of cash flows.
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
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	March 31, 2024		December 31, 2023
(in thousands)	Carrying amount(1)	Fair value(2)	Carrying amount(1)	Fair value(2)
10.125% senior unsecured notes due 2028	$269,159	$282,515	$700,309	$719,617
7.750% senior unsecured notes due 2029	298,214	300,677	298,214	285,099
9.750% senior unsecured notes due 2030	500,000	546,715	500,000	518,875
7.875% senior unsecured notes due 2032	800,000	813,496	—	—
Senior Secured Credit Facility	265,000	265,301	135,000	135,095
Total	$2,132,373	$2,208,704	$1,633,523	$1,658,686
______________________________________________________________________________
(1)Amounts presented do not include issuance premiums or discounts.
(2)The fair values of the outstanding notes were determined using the Level 2 fair value hierarchy quoted market prices for each respective instrument as of March 31, 2024 and December 31, 2023. The fair values of the outstanding debt under the Senior Secured Credit Facility was estimated utilizing the Level 2 fair value hierarchy pricing model for similar instruments as of March 31, 2024 and December 31, 2023.

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
The Company has committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. As of March 31, 2024, future firm sale and transportation commitments of $114.6 million are expected to be satisfied and, as such, are not recorded as a liability on the consolidated balance sheet.
Note 10—Supplemental cash flow and non-cash information
The following table presents supplemental cash flow and non-cash information for the periods presented:

	Three months ended March 31,
(in thousands)	2024	2023
Supplemental cash flow information:
Cash paid for interest, net of $483 and $535 of capitalized interest, respectively	$60,772	$51,147
Restricted cash(1)	$—	$16,324
Supplemental non-cash operating information:
Right-of-use assets obtained in exchange for operating lease liabilities(2)	$19,491	$124,128
Supplemental non-cash investing information:
Change in accrued capital expenditures	$16,609	$18,843
Equity issued for acquisition of oil and natural gas properties(3)	$78,740	$—
_____________________________________________________________________________
(1)Represents a short-term deposit for acquisition of oil and natural gas properties held in a third-party escrow account.
(2)See Note 5 in the 2023 Annual Report for additional discussion of the Company's leases.
(3)See Note 3 for additional discussion of the Company's acquisitions.
Note 11—Income taxes
The following table presents income tax benefit (expense) for the periods presented:

	Three months ended March 31,
(in thousands)	2024	2023
Current	$(1,175)	$(1,331)
Deferred	16,924	(276)
Income tax benefit (expense)	$15,749	$(1,607)
The Company estimates its annual effective tax rate (“AETR”) in recording its interim quarterly income tax provision for the various jurisdictions in which it operates. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of its estimated AETR and are recognized as discrete items in the quarter in which they occur. The Company's effective tax rate during three months ended March 31, 2024 was 19.23% and is the result of projecting current and deferred

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
U.S. income and Texas franchise taxes, including the impact of discrete items and permanent differences. Current income tax expense is primarily attributable to Texas Franchise tax.
Our estimated effective tax rate during the three months ended March 31, 2023 was 1.37% as a result of projecting current Texas franchise tax and maintaining full valuation allowances against our U.S. and state of Oklahoma net deferred asset positions.
As of March 31, 2024, the Company continues to maintain a full valuation allowance against its state of Oklahoma deferred tax assets.
The Company’s deferred tax assets are primarily the result of U.S. net operating loss carryforwards. As of March 31, 2024, the Company had U.S. net operating loss carryforwards totaling $1.2 billion, of which $789.8 million will begin to expire in 2034 and $452.7 million will not expire but may be limited in future periods, and state of Oklahoma net operating loss carryforwards totaling $530.9 million, of which $34.6 million is subject to expiration beginning in 2032.
If the Company were to experience an "ownership change" as determined under Section 382 of the Internal Revenue Code, the Company's ability to offset taxable income arising after the ownership change with net operating losses arising prior to the ownership change could be significantly limited. Based on information available as of March 31, 2024, no such ownership change has occurred.
The Company closed the PEP Acquisition during the first quarter of 2024. For income tax purposes, the PEP Acquisition will be treated as an asset purchase such that the tax basis in the assets and liabilities will generally reflect the allocated fair value at closing. Therefore, the Company does not anticipate recording any deferred income taxes as part of the purchase consideration with respect to this acquisition. See Note 3 for additional information regarding the Company's acquisition.
Note 12—Related parties
Halliburton
The Chairman of the Company's board of directors is on the board of directors of Halliburton Company ("Halliburton"). The Company has a lease agreement with Halliburton, which extends through 2025, to provide an electric fracture stimulation crew and the related services. Under the agreement, the Company had a lease liability of $52.7 million as of March 31, 2024 and $59.7 million as of December 31, 2023, which is included in both current and noncurrent "Operating lease liabilities" on the consolidated balance sheets. Payments to Halliburton are included in capital expenditures for oil and natural gas properties in cash flows from investing activities on the consolidated statements of cash flows.
The following table presents the capital expenditures for oil and natural gas properties paid to Halliburton included in the consolidated statements of cash flows for the periods presented:

	Three months ended March 31,
(in thousands)	2024	2023
Capital expenditures for oil and natural gas properties	$22,683	$32,249

Table of Content
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is for the three months ended March 31, 2024 and 2023, and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2023 Annual Report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Vital Energy," "we," "us," "our" or similar terms refer to Vital Energy and its subsidiaries, collectively, unless the context otherwise indicates or requires. Unless otherwise specified, references to "average sales price" refer to average sales price excluding the effects of our derivative transactions. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin of West Texas. The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. During 2023, we added approximately 88,050 net acres through multiple acquisitions. As of March 31, 2024, we had assembled 266,416 net acres in the Permian Basin.
As of March 31, 2024, we were operating four drilling rigs and two completions crews. We expect to continue this level of utilization through the second quarter of 2024. Our planned capital expenditures for full-year 2024 are expected to be between $750.0 million and $850.0 million. However, we will continue to monitor commodity prices and service costs and adjust activity levels in order to proactively manage our cash flows and preserve liquidity. Below is a summary and comparative analysis of our financial and operating performance for the periods presented:
•Oil sales volumes increased to 5,327 MBbl for the three months ended March 31, 2024 from 3,467 MBbl for the three months ended March 31, 2023.
•Oil equivalent sales volumes increased to 11,349 MBOE for the three months ended March 31, 2024 from 7,237 MBOE for the three months ended March 31, 2023.
•Oil, NGL, and natural gas sales increased to $481.1 million for the three months ended March 31, 2024 from $317.8 million for the three months ended March 31, 2023, primarily driven by a 57% increase in oil equivalent sales volumes.
•Net loss of $66.1 million for the three months ended March 31, 2024, which includes a non-cash loss on the mark-to-market of commodity derivatives of $146.8 million, compared to net income of $113.9 million for the three months ended March 31, 2023.
Recent developments
Acquisition
•February 2, 2024 - Completed the PEP Acquisition, which consisted of purchasing additional working interests in producing properties associated with the Henry Acquisition, for an aggregate purchase price of $80.0 million. See Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the acquisition.
Debt
•March 28, 2024 - Issued $800.0 million in aggregate principal amount of 7.875% senior unsecured notes due 2032 for net proceeds of $784.8 million.
•March 29, 2024 - Settled a cash tender offer on the January 2028 Notes for an aggregate principal amount of $431.2 million.
•April 3, 2024 - Issued an additional $200.0 million in aggregate principal amount of 7.875% senior unsecured notes, at 100.750% of par, under the same indenture dated as of March 28, 2024 for net proceeds of $198.7 million.

Table of Content
•April 3, 2024 - Settled a cash tender offer on the September 2030 Notes for an aggregate principal amount of $197.6 million.
•April 29, 2024 - Redeemed the remaining principal amount outstanding on the January 2028 Notes of $269.2 million.
•Decreased the weighted-average interest rate on our senior unsecured notes from 9.527% to 8.206%, for an expected future annual interest expense savings of approximately $11.0 million as a result of the aforementioned financing transactions.
•May 8, 2024 - Pursuant to the regular semi-annual redetermination, our lenders reaffirmed the borrowing base at $1.5 billion and increased the aggregate elected commitment to $1.35 billion under our Senior Secured Credit Facility.
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
Our results of operations are heavily influenced by oil, NGL and natural gas prices. We maintain an active commodity derivatives strategy to minimize commodity price volatility and support cash flows for operations. We have entered into a number of commodity derivative contracts that have enabled us to offset a portion of the changes in our cash flow caused by fluctuations in price and basis differentials for our sales of oil, NGL and natural gas, as discussed in "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk." See Notes 7 and 8 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our commodity derivatives. Notwithstanding our derivatives strategy, a collapse in commodity prices may affect the economic viability of, and our ability to fund, our drilling projects, as well as the economic recovery of oil, NGL and natural gas reserves. See "Critical accounting estimates" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2023 Annual Report for further discussion of our oil, NGL and natural gas reserve quantities and standardized measure of discounted future net cash flows.
Our reserves are reported in three streams: oil, NGL and natural gas. The Realized Prices, which are utilized to value our proved reserves and calculated using the average first-day-of-the-month prices for each month within the 12-month period prior to the end of the reporting period, adjusted for factors affecting price received at the delivery point, as of March 31, 2024 were $78.71 for oil, $16.20 for NGL and $1.08 for natural gas. The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling as of March 31, 2024 or March 31, 2023. As such, no full cost ceiling impairments were recorded during these periods.
There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in future periods. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analysis in future periods. Also, purchases of proved properties may be recorded at a cost that exceeds a related increase in the full cost ceiling calculation as acquisitions are generally based on fair value using expected future prices rather than historical prices used in the full cost ceiling test. A decline in the future trailing 12-month commodity prices may result in recording write downs, which could be material depending on price declines. If the future trailing 12-month commodity prices remain at current levels in future quarters and absent changes in other inputs, we do not anticipate recording material write downs in subsequent quarters in 2024. See Notes 2 and 6 in our 2023 Annual Report for discussion of the full cost method of accounting and our Realized Prices.

Table of Content
Results of operations
Revenues
Sources of our revenue
The following table presents our sources of revenue as a percentage of total revenues for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2024 compared to 2023
	2024	2023	Change (#)	Change (%)
Oil sales	86%	80%	6%	8%
NGL sales	10%	10%	—%	—%
Natural gas sales	4%	5%	(1)%	(20)%
Sales of purchased oil	—%	5%	(5)%	(100)%
Total	100%	100%

Oil, NGL and natural gas sales volumes, revenues and prices
The following table presents information regarding our oil, NGL and natural gas sales volumes, sales revenues and average sales prices for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2024 compared to 2023
	2024	2023	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	5,327	3,467	1,860	54%
NGL (MBbl)	2,934	1,849	1,085	59%
Natural gas (MMcf)	18,534	11,529	7,005	61%
Oil equivalent (MBOE)(1)(2)	11,349	7,237	4,112	57%
Average daily oil equivalent sales volumes (BOE/d)(2)	124,719	80,416	44,303	55%
Average daily oil sales volumes (Bbl/d)(2)	58,534	38,522	20,012	52%
Sales revenues (in thousands):
Oil	$415,784	$266,731	$149,053	56%
NGL	47,075	33,006	14,069	43%
Natural gas	18,245	18,074	171	1%
Total oil, NGL and natural gas sales revenues	$481,104	$317,811	$163,293	51%
Average sales prices(2):
Oil ($/Bbl)(3)	$78.06	$76.94	$1.12	1%
NGL ($/Bbl)(3)	$16.05	$17.85	$(1.80)	(10)%
Natural gas ($/Mcf)(3)	$0.98	$1.57	$(0.59)	(38)%
Average sales price ($/BOE)(3)	$42.39	$43.91	$(1.52)	(3)%
Oil, with commodity derivatives ($/Bbl)(4)	$74.95	$76.82	$(1.87)	(2)%
NGL, with commodity derivatives ($/Bbl)(4)	$15.92	$17.85	$(1.93)	(11)%
Natural gas, with commodity derivatives ($/Mcf)(4)	$1.41	$1.45	$(0.04)	(3)%
Average sales price, with commodity derivatives ($/BOE)(4)	$41.60	$43.67	$(2.07)	(5)%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the three months ended March 31, 2024 and 2023 columns are based on actual amounts and may not recalculate using the rounded numbers presented in the table above or the table below.
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

Table of Content
The following table presents net settlements received (paid) for matured commodity derivatives utilized in our calculation of the average sales prices, with commodity derivatives, for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Oil	$(16,578)	$414	$(16,992)	(4,104)%
NGL	(378)	—	(378)	(100)%
Natural gas	7,956	1,349	6,607	490%
Total	$(9,000)	$1,763	$(10,763)	(610)%
Changes in average sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended March 31, 2024 and 2023:

(in thousands)	Oil	NGL	Natural gas	Total
First-quarter 2023 Revenues	$266,731	$33,006	$18,074	$317,811
Effect of changes in average sales prices	5,980	(5,297)	(10,810)	(10,127)
Effect of changes in sales volumes	143,073	19,366	10,981	173,420
First-quarter 2024 Revenues	$415,784	$47,075	$18,245	$481,104
Change ($)	$149,053	$14,069	$171	$163,293
Change (%)	56%	43%	1%	51%
Sales of purchased oil
Sales of purchased oil are a function of the volumes and prices of purchased oil sold to customers. We are a firm shipper on the Gray Oak pipeline and we may utilize purchased oil to fulfill portions of our commitments. The continuance of this practice in the future is based upon, among other factors, our pipeline capacity as a firm shipper and the quantity of our lease production which may contribute to our pipeline commitments. Sales of purchased oil decreased for the three months ended March 31, 2024, compared to the same period in 2023 due to fulfilling our Gray Oak pipeline commitments with our lease production, which we expect to continue doing in the near future.

Table of Content
Costs and expenses
The following table presents information regarding costs and expenses and selected average costs and expenses per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2024 compared to 2023
(in thousands except for per BOE sold data)	2024	2023	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$105,728	$50,181	$55,547	111%
Production and ad valorem taxes	30,614	20,531	10,083	49%
Oil transportation and marketing expenses	9,833	10,915	(1,082)	(10)%
Gas gathering, processing and transportation expenses	2,376	—	2,376	100%
Costs of purchased oil	—	14,167	(14,167)	(100)%
General and administrative (excluding LTIP and transaction expenses)	23,969	21,874	2,095	10%
General and administrative (LTIP):
LTIP cash	1,928	923	1,005	109%
LTIP non-cash	3,127	2,272	855	38%
General and administrative (transaction expenses)	332	861	(529)	(61)%
Depletion, depreciation and amortization	166,107	86,779	79,328	91%
Other operating expenses, net	1,018	1,484	(466)	(31)%
Total costs and expenses	$345,032	$209,987	$135,045	64%
Gain on disposal of assets, net	$130	$237	$(107)	(45)%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$9.32	$6.93	$2.39	34%
Production and ad valorem taxes	2.70	2.84	(0.14)	(5)%
Oil transportation and marketing expenses	0.87	1.51	(0.64)	(42)%
Gas gathering, processing and transportation expenses	0.21	—	0.21	100%
General and administrative (excluding LTIP and transaction expenses)	2.11	3.02	(0.91)	(30)%
Total selected operating expenses	$15.21	$14.30	$0.91	6%
General and administrative (LTIP):
LTIP cash	$0.17	$0.13	$0.04	31%
LTIP non-cash	$0.28	$0.31	$(0.03)	(10)%
General and administrative (transaction expenses)	$0.03	$0.12	$(0.09)	(75)%
Depletion, depreciation and amortization	$14.64	$11.99	$2.65	22%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.
Lease operating expenses ("LOE"). LOE, which includes workover expenses, are daily expenses incurred to bring oil, NGL and natural gas out of the ground and to market, together with the daily expenses incurred to maintain our producing properties. Such costs also include maintenance, repairs and non-routine workover expenses related to our oil and natural gas properties. LOE increased for the three months ended March 31, 2024, compared to the same period in 2023 primarily due to our acquisitions of oil and natural gas properties in 2023.
Production and ad valorem taxes. Production and ad valorem taxes increased for the three months ended March 31, 2024, compared to the same period in 2023, due to increased oil, NGL and natural gas sales revenues. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenues, and are established by federal, state or local taxing authorities. We take advantage of all credits and exemptions in our various taxing jurisdictions. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.

Table of Content
Oil transportation and marketing expenses. These are expenses incurred for the delivery of produced oil to customers in the U.S. Gulf Coast market via the Gray Oak pipeline. We ship the majority of our produced oil to the U.S. Gulf Coast, which we believe provides a long-term pricing advantage versus the Midland market. Firm transportation payments on excess pipeline capacity associated with transportation agreements are also included in oil transportation and marketing expenses. Oil transportation and marketing expenses decreased during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a decrease in expenses for firm transportation payments on excess capacity. See Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our transportation commitments.
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
Costs of purchased oil. Costs of purchased oil are a function of the volumes and prices of purchased oil. We are a firm shipper on the Gray Oak pipeline, and in the event our long-haul transportation capacity on the Gray Oak pipeline exceeds our net production, we purchase third-party oil at the trading hubs to satisfy the deficit in our associated long-haul transportation commitments. Costs of purchased oil decreased for the three months ended March 31, 2024, compared to the same periods in 2023 due to fulfilling our Gray Oak pipeline commitments with our lease production, which we expect to continue doing in the near future.
General and administrative ("G&A") (excluding LTIP and transaction expenses). G&A, excluding employee compensation expenses from our long-term incentive plan ("LTIP") and transaction expenses associated with the Henry Acquisition and certain financing transactions, increased for the three months ended March 31, 2024, compared to the same period in 2023. Such increase is primarily due to workforce and professional expenses in connection with the growth of the Company.
General and administrative (LTIP cash). LTIP cash expense increased for the three months ended March 31, 2024, compared to the same period in 2023 primarily due to additional cash-settled performance unit awards granted in the first quarter 2024.
General and administrative (LTIP non-cash). LTIP non-cash expense increased for the three months ended March 31, 2024, compared to the same period in 2023 due to (i) fluctuations in the fair value of our share-settled LTIP awards as a result of the Company's achievement of performance criteria and (ii) first-quarter 2024 expense including restricted stock awards for a larger population of our workforce as compared to first-quarter 2023. See Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report for information regarding our equity-based compensation.
General and administrative (transaction expenses). Transaction expenses for the first quarter of 2024 primarily represent incurred costs associated with the Henry Acquisition. See Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the Henry Acquisition.
Depletion, depreciation and amortization. The following table presents depletion expense per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Depletion expense per BOE sold	$14.19	$11.48	$2.71	24%
Depletion expense per BOE increased for the three and three months ended March 31, 2024, compared to the same periods in 2023, primarily due to an increase in future development costs and volumes of our proved reserves as a result of our recent acquisitions of oil and natural gas properties in 2023 and the PEP Acquisition in first quarter of 2024. See Note 6 to our consolidated financial statements included in our 2023 Annual Report and "—Pricing and reserves" for additional information regarding the full cost method of accounting.

Table of Content
Non-operating income (expense)
The following table presents the components of non-operating income (expense), net for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Gain (loss) on derivatives, net	$(152,147)	$20,490	$(172,637)	(843)%
Interest expense	(43,421)	(28,554)	(14,867)	(52)%
Loss on extinguishment of debt, net	(25,814)	—	(25,814)	(100)%
Other income, net	2,065	854	1,211	142%
Total non-operating expense, net	$(219,317)	$(7,210)	$(212,107)	2,942%
Gain (loss) on derivatives, net. The following table presents the changes in the components of gain (loss) on derivatives, net for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$(143,147)	$20,798	$(163,945)	(788)%
Settlements paid for matured derivatives, net	(9,000)	(1,763)	(7,237)	(410)%
Settlements received for contingent consideration	—	1,455	(1,455)	(100)%
Gain (loss) on derivatives, net	$(152,147)	$20,490	$(172,637)	(843)%
Non-cash gain (loss) on derivatives, net is the result of new and matured contracts, including contingent consideration derivatives for the period subsequent to the initial valuation date and through the end of the contingency period, and the changing relationship between our outstanding contract prices and the future market prices in the forward curves, which we use to calculate the fair value of our derivatives. In general, if outstanding commodity contracts are held constant, we experience gains during periods of decreasing market prices and losses during periods of increasing market prices. Settlements paid or received for matured derivatives are for our (i) commodity derivative contracts, which are based on the settlement prices compared to the prices specified in the derivative contracts and (ii) contingent consideration derivatives.
See Notes 7 and 8 to our consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.
Interest expense. Interest expense increased during the three months ended March 31, 2024. We reflect interest paid to the lenders and bondholders in interest expense, net of amounts capitalized. In addition, we include the amortization of: (i) debt issuance costs (including origination, amendment and professional fees), (ii) commitment fees and (iii) annual agency fees in interest expense. The increase during the three months ended March 31, 2024 is due to (i) increased borrowings under our Senior Secured Credit Facility related to acquisition funding and (ii) new senior unsecured notes issued during the third quarter of 2023. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Loss on extinguishment of debt, net. During the three months ended March 31, 2024, we recognized a $25.8 million loss on extinguishment of debt related to settling a cash tender offer for the January 2028 Notes, which consisted of early tender premiums and write-offs of debt issuance costs and issuance premium. We expect to record a loss on extinguishment of debt in the second quarter of 2024 of approximately $40.0 million related to settling a cash tender offer for our September 2030 Notes and the redemption of our remaining January 2028 Notes, both of which occurred subsequent to March 31, 2024. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Income tax benefit (expense)
We are subject to federal and state income taxes and the Texas franchise tax. An income tax benefit was recorded during the first three months of 2024 due to the application of our estimated annual effective tax rate to the book net loss before income taxes recorded during the first three months of 2024. Our effective tax rate was 19.23% and 1.37% during the first quarter of 2024 and 2023, respectively. The fluctuation in the effective tax rate is primarily due to no longer maintaining a full valuation allowance against our deferred tax assets during the first three months of 2024 as it was during the first quarter of

Table of Content
2023. Our effective tax rate differs from the U.S. statutory rate as a result of the impact of discrete items, state income taxes and permanent differences. See Note 11 to our consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our income taxes.
We have significant federal and state net operating loss carry-forwards. If we were to experience an “ownership change” as determined under Section 382 of the Internal Revenue Code, our ability to offset taxable income arising after the ownership change with net operating losses arising prior to the ownership change may be significantly limited. Based on information available as of March 31, 2024, no such ownership change has occurred.
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
We continually seek to maintain a financial profile that provides operational flexibility and monitor the markets to consider which financing alternatives, including debt and equity capital resources, joint ventures and asset sales, are available to meet our future planned capital expenditures, a significant portion of which we are able to adjust and manage. We also continually evaluate opportunities with respect to our capital structure, including issuances of new securities, as well as transactions involving our outstanding senior notes, which could take the form of open market or private repurchases, exchange or tender offers, or other similar transactions, and our common stock, which could take the form of open market or private repurchases. We may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. Such financing alternatives, or combination of alternatives, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We continually look for other opportunities to maximize stockholder value. For further discussion of our financing activities related to debt instruments, see Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report.
Due to the inherent volatility in the prices of oil, NGL and natural gas and the sometimes wide pricing differentials between where we produce and where we sell such commodities, we engage in commodity derivative transactions to hedge price risk associated with a portion of our anticipated sales volumes. By removing a portion of the price volatility associated with future sales volumes, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. See "Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk" below. See Note 8 to our consolidated financial statements included elsewhere in this Quarterly Report for discussion of our open commodity positions.
As of March 31, 2024, we had cash and cash equivalents of $423.3 million and available capacity under the Senior Secured Credit Facility of $1.0 billion, resulting in total liquidity of $1.4 billion. As of May 3, 2024, we had cash and cash equivalents of $72.4 million and available capacity under the Senior Secured Credit Facility of $1.0 billion, resulting in total liquidity of $1.1 billion. Our cash and cash equivalents as of March 31, 2024, were subsequently used to fund the cash tender offers for our September 2030 Notes and the redemption of our remaining January 2028 Notes. We believe that our operating cash flows and the aforementioned liquidity sources provide us with sufficient liquidity and financial resources to manage our cash needs and contractual obligations, to implement our currently planned capital expenditure budget and, at our discretion, to fund any share repurchases, pay down, repurchase or refinance debt or adjust our planned capital expenditure budget. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our debt activity subsequent to March 31, 2024.

Table of Content
Cash requirements for known contractual and other obligations
The following table presents significant cash requirements for known contractual and other obligations as of March 31, 2024:

(in thousands)	Short-term	Long-term	Total
Senior unsecured notes(1)(2)	$133,589	$2,818,132	$2,951,721
Senior Secured Credit Facility	—	265,000	265,000
Asset retirement obligations	2,632	83,039	85,671
Firm transportation commitments	17,907	35,813	53,720
Operating lease commitments(3)	83,840	75,258	159,098
Total	$237,968	$3,277,242	$3,515,210
______________________________________________________________________________
(1)Amounts presented include both principal and interest obligations.
(2)On March 28, 2024, we gave notice to holders of our 10.125% senior unsecured notes due 2028 that we had elected to redeem the aggregate principal amounts outstanding of $269.2 million on April 29, 2024 at a redemption price of 105.063%.
(3)Amounts presented include both minimum lease payments and imputed interest.
We expect to satisfy our short-term contractual and other obligations with cash flows from operations. See Notes 4 and 9 to our consolidated financial statements included elsewhere in this Quarterly Report and Notes 2, 5 and 18 in our 2023 Annual Report for further discussion of our known contractual and other obligations.
Cash flows
The following table presents our cash flows for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Net cash provided by operating activities	$158,590	$116,125	$42,465	37%
Net cash used in investing activities	(205,664)	(163,603)	(42,061)	(26)%
Net cash provided by financing activities	456,338	47,049	409,289	870%
Net increase (decrease) in cash, cash equivalents and restricted cash	$409,264	$(429)	$409,693	95,500%
Cash flows from operating activities
Net cash provided by operating activities increased during the three months ended March 31, 2024, compared to the same period in 2023. Notable cash changes include (i) an increase in total oil, NGL and natural gas sales revenues of $163.3 million, partially offset by (ii) an increase of $55.5 million in lease operating expenses and (iii) a decrease of $35.6 million due to net changes in operating assets and liabilities. The increase in total oil, NGL and natural gas sales revenues was primarily due to a 57% increase in oil equivalent sales volumes. For additional information, see "—Results of operations."
Our operating cash flows are sensitive to a number of variables, the most significant of which are the volatility of oil, NGL and natural gas prices, mitigated to the extent of our commodity derivatives' exposure, and sales volume levels. Regional and worldwide economic activity, weather, infrastructure, transportation capacity to reach markets, costs of operations, legislation and regulations, including potential government production curtailments, and other variable factors significantly impact the prices of these commodities. For additional information on risks related to our business, see "Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II. Item 1A. Risk Factors" included elsewhere in this Quarterly Report and "Part I. Item 1A. Risk Factors" in our 2023 Annual Report.
Cash flows from investing activities
Net cash used in investing activities increased for the three months ended March 31, 2024, compared to the same period in 2023, mainly due to an increase in capital expenditures as a result of increased drilling and completions activity. For further discussion of our acquisitions of oil and natural gas properties, see Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report.

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
The following table presents the components of our capital investments, excluding non-budgeted acquisition costs, for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Oil and natural gas properties(1)	$213,265	$184,114	$29,151	16%
Midstream and other fixed assets(1)	4,635	3,530	1,105	31%
Total capital investments, excluding non-budgeted acquisition costs	$217,900	$187,644	$30,256	16%
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
Cash flows from financing activities
For the three months ended March 31, 2024, $456.3 million of net cash was provided by financing activities compared to $47.0 million of net cash provided by financing activities for the same period in 2023. Notable 2024 activity includes (i) proceeds from the issuance of our senior unsecured notes of $800.0 million, (ii) extinguishment of our January 2028 Notes of $453.5 million , (iii) borrowings on our Senior Secured Credit Facility of $130.0 million and (iv) payments for debt issuance costs of $15.7 million. For further discussion of our financing activities related to debt instruments, see Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report.
Sources of Liquidity
Senior Secured Credit Facility
As of March 31, 2024, the Senior Secured Credit Facility, which matures on September 13, 2027, had a maximum credit amount of $3.0 billion, a borrowing base of $1.5 billion and an aggregate elected commitment $1.25 billion, with $265.0 million outstanding, and was subject to an interest rate of 7.676%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which we were in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of March 31, 2024 and December 31, 2023, we had no letters of credit outstanding under the Senior Secured Credit Facility.
See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our Senior Secured Credit Facility.
Supplemental Guarantor information
As of March 31, 2024, approximately $1.9 billion of our senior unsecured notes remained outstanding. Our wholly-owned subsidiary, Vital Midstream Services, LLC (the "Guarantor"), jointly and severally, and fully and unconditionally, guarantees the January 2028 Notes, July 2029 Notes, September 2030 Notes and March 2032 Notes.

Table of Content
The guarantees are senior unsecured obligations of the Guarantor and rank equally in right of payment with other existing and future senior indebtedness of such Guarantor, and senior in right of payment to all existing and future subordinated indebtedness of such Guarantor. The guarantees of the senior unsecured notes by the Guarantor are subject to certain Releases. The obligations of the Guarantor under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. Further, the rights of holders of the senior unsecured notes against the Guarantor may be limited under the U.S. Bankruptcy Code or state fraudulent transfer or conveyance law. Vital Energy is not restricted from making investments in the Guarantor and the Guarantor is not restricted from making intercompany distributions to Vital Energy.
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
There have been no material changes in our critical accounting estimates during the three months ended March 31, 2024. See our critical accounting estimates in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Annual Report.

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
The fair values of our open commodity positions are largely determined by the relevant forward commodity price curves of the indexes associated with our open derivative positions. The following table provides a sensitivity analysis of the projected incremental effect on income or loss before income taxes of a hypothetical 10% change in the relevant forward commodity price curves of the indexes associated with our open commodity positions as of March 31, 2024:

(in thousands)	As of March 31, 2024
Commodity derivative liability position	$(27,534)
Impact of a 10% increase in forward commodity prices	$(155,961)
Impact of a 10% decrease in forward commodity prices	$147,441
See Notes 7 and 8 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our commodity derivatives. For additional discussion of our quantitative and qualitative disclosures about market risk, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2023 Annual Report.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our senior unsecured notes bear interest at fixed rates. The interest rate on our Senior Secured Credit Facility as of March 31, 2024 was 7.676%. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our debt. The interest rate on borrowings may be based on an alternate base rate or term secured overnight financing rate ("Term SOFR"), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the "prime rate" (as publicly announced by Wells Fargo Bank, N.A.) in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our Senior Secured Credit Facility) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. Interest on Term SOFR loans is equal to the sum of (a)(i) the Term SOFR (as defined in our Senior Secured Credit Facility) rate for such period plus (ii) the Term SOFR Adjustment (as defined in our Senior Secured Credit Facility) of 0.1% (in the case of clause (a), subject to a floor of 0%) plus (b) the applicable margin. The applicable margin varies from 1.25% to 2.25% on alternate base rate borrowings and from 2.25% to 3.25% on Term SOFR borrowings, in each case, depending on our utilization ratio. At March 31, 2024, the applicable margin on our borrowings were 1.25% for alternate base rate borrowings and 2.25% for Term SOFR borrowings.

Table of Content
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Vital Energy's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Vital Energy's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Vital Energy's disclosure controls and procedures were effective as of March 31, 2024. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Vital Energy's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2023 Annual Report and those set forth from time to time in our other filings with the SEC. There have been no material changes in our risk factors from those described in our 2023 Annual Report. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
The following table summarizes purchases of common stock by Vital Energy for the periods presented:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value that may yet be purchased under the program as of the respective period-end date(2)
January 1, 2024 - January 31, 2024	—	$—	—	$162,710,185
February 1, 2024 - February 29, 2024	55,418	$46.83	—	$162,710,185
March 1, 2024 - March 31, 2024	16,288	$50.08	—	$162,710,185
Total	71,706		—
______________________________________________________________________________
(1)Represents shares that were withheld by us to satisfy tax withholding obligations that arose upon the lapse of restrictions on certain equity-based compensation awards, namely restricted stock awards.
(2)On May 31, 2022, our board of directors authorized a $200 million share repurchase program commencing on the date of such announcement and continuing through and including May 27, 2024. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, including under plans complying with Rule 10b5-1 of the Exchange Act, and privately negotiated transactions. During the three months ended March 31, 2024, no shares were repurchased.
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

Item 5.    Other Information
On May 8, 2024, the Company entered into the Twelfth Amendment to the Senior Secured Credit Facility (the "Twelfth Amendment," and the Senior Secured Credit Facility as so amended, the “Amended Senior Secured Credit Facility”). The Twelfth Amendment, among other things, provided for an increase to the revolving elected commitments from $1.25 billion to $1.35 billion. As of May 8, 2024, the Amended Senior Secured Credit Facility, has a maximum credit amount of $3.0 billion, a borrowing base and an aggregate elected commitment of $1.5 billion and $1.35 billion, respectively. Additionally, the Twelfth Amendment terminated certain unused Term Loan commitments under the Senior Secured Credit Facility for the “Initial Term Loan Facility” (as defined in the Senior Secured Credit Facility) and removed certain prepayment requirements.
Rule 10b5-1 Trading Arrangement Changes
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarterly period ended March 31, 2024.

Item 6.    Exhibits

		Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filing Date
2.1	Purchase and Sale Agreement, dated September 13, 2023, by and among Vital Energy, Inc. and Henry Resources LLC, Henry Energy LP and Moriah Henry Partners LLC.^	8-K	2.1	9/13/2023
3.1	Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated as of December 19, 2011.	8-K	3.1	12/22/2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated as of June 1, 2020.	8-K	3.1	6/1/2020
3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated May 26, 2022.	8-K	3.1	5/26/2022
3.4	Third Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated January 9, 2023.	8-K	3.1	1/9/2023
3.5	Fourth Certificate of Amendment to Vital Energy, Inc. Amended and Restated Certificate of Incorporated, dated November 21, 2023.	8-K	3.1	11/21/2023
3.6	Certificate of Ownership and Merger, dated as of December 30, 2013.	8-K	3.1	1/6/2014
3.7	Fourth Amended and Restated Bylaws of Vital Energy, Inc., adopted January 9, 2023.	8-K	3.2	1/9/2023
3.8	Certificate of Designations of 2.0% Cumulative Mandatorily Convertible Series A Preferred Stock of Vital Energy, Inc., as filed with the Secretary of State of the State of Delaware on September 13, 2023.	8-K	3.1	9/19/2023
3.9	Certificate of Amendment to Certificate of Designations of 2.0% Cumulative Mandatorily Convertible Series A Preferred Stock of Vital Energy, Inc.	8-K	3.1	11/6/2023
4.1	Form of Common Stock Certificate.	8-A12B/A	4.1	1/7/2014
4.2	Indenture, dated as of March 18, 2015, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	9/25/2023
4.3	Indenture, dated as of July 16, 2021, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	7/16/2021
4.4	Fifth Supplemental Indenture, dated as of September 25, 2023, among Vital Energy, Inc., Vital Midstream Services, LLC and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.2	9/25/2023
4.5	Indenture, dated as of March 28, 2024, among Vital Energy, Inc., Vital Midstream Services, LLC and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.1	3/28/2024
10.1	Purchase and Sale Agreement, dated as of February 2, 2024 by and among Vital Energy, Inc. and PEP Henry Production Partners LP, PEP HPP Jubilee SPV LP, PEP PEOF Dropkick SPV, LLC, PEP HPP Dropkick SPV LP and HPP Acorn SPV LP.	8-K/A	2.1	2/5/2024
10.2	Form of Performance Share Unit Award Agreement.	10-K	10.23	3/11/2024
10.3	Nonqualified Director Deferred Compensation Plan.	10-K	10.28	3/11/2024
10.4*	Offer letter, dated March 13, 2024, between Vital Energy, Inc. and Mr. Larry Faulkner.
10.5	Purchase Agreement, dated March 14, 2024, among Vital Energy, Inc., Vital Midstream Services, LLC and BofA Securities, Inc., as representative of the several initial purchasers named therein.	8-K	10.1	3/15/2024
10.6*
Twelfth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of May 8, 2024, among Vital Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Vital Midstream Services, LLC, as guarantor, and the banks signatory thereto.^

22.1	List of Issuers and Guarantor Subsidiaries.	10-K	22.1	3/11/2024
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.
101
The following financial information from Vital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements.

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

VITAL ENERGY, INC.

Date: May 8, 2024	By:	/s/ Jason Pigott
Jason Pigott
President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2024	By:	/s/ Bryan J. Lemmerman
Bryan J. Lemmerman
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: May 8, 2024	By:	/s/ Stephen L. Faulkner, Jr.
Stephen L. Faulkner, Jr.
Vice President and Chief Accounting Officer
(principal accounting officer)