Form 10-Q
period 2024-06-30
Vital Energy, Inc.
filed 2024-08-07
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of August 2, 2024: 38,177,190

VITAL ENERGY, INC.
FOR THE QUARTER ENDED JUNE 30, 2024

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

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Vital Energy, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$56,564	$14,061
Accounts receivable, net	225,111	238,773
Derivatives	4,495	99,336
Other current assets	26,356	18,749
Total current assets	312,526	370,919
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	12,317,485	11,799,155
Unevaluated properties not being depleted	193,845	195,457
Less: accumulated depletion and impairment	(8,094,808)	(7,764,697)
Oil and natural gas properties, net	4,416,522	4,229,915
Midstream and other fixed assets, net	131,200	130,293
Property and equipment, net	4,547,722	4,360,208
Derivatives	36,375	51,071
Operating lease right-of-use assets	139,037	144,900
Deferred income taxes	196,413	188,836
Other noncurrent assets, net	31,135	33,647
Total assets	$5,263,208	$5,149,581
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$153,117	$159,892
Accrued capital expenditures	91,064	91,937
Undistributed revenue and royalties	219,292	194,307
Derivatives	16,537	—
Operating lease liabilities	78,672	70,651
Other current liabilities	58,738	78,802
Total current liabilities	617,420	595,589
Long-term debt, net	1,662,263	1,609,424
Derivatives	152	—
Asset retirement obligations	84,149	81,680
Operating lease liabilities	56,947	71,343
Other noncurrent liabilities	6,379	6,288
Total liabilities	2,427,310	2,364,324
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, and zero and 595,104 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	6
Common stock, $0.01 par value, 80,000,000 shares authorized, and 38,164,905 and 35,413,551 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	382	354
Additional paid-in capital	3,814,475	3,733,775
Accumulated deficit	(978,959)	(948,878)
Total stockholders' equity	2,835,898	2,785,257
Total liabilities and stockholders' equity	$5,263,208	$5,149,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Oil sales	$441,667	$299,085	$857,451	$565,816
NGL sales	39,870	25,887	86,945	58,893
Natural gas sales	(5,371)	8,952	12,874	27,026
Sales of purchased oil	—	338	—	14,189
Other operating revenues	205	800	1,440	1,645
Total revenues	476,371	335,062	958,710	667,569
Costs and expenses:
Lease operating expenses	113,742	57,718	219,470	107,899
Production and ad valorem taxes	27,079	21,607	57,693	42,138
Oil transportation and marketing expenses	12,199	10,681	22,032	21,596
Gas gathering, processing and transportation expenses	5,088	—	7,464	—
Costs of purchased oil	—	588	—	14,755
General and administrative	23,573	18,482	52,929	44,412
Depletion, depreciation and amortization	174,298	103,340	340,405	190,119
Other operating expenses, net	2,593	1,351	3,611	2,835
Total costs and expenses	358,572	213,767	703,604	423,754
Gain on disposal of assets, net	36	154	166	391
Operating income	117,835	121,449	255,272	244,206
Non-operating income (expense):
Gain (loss) on derivatives, net	7,658	(18,044)	(144,489)	2,446
Interest expense	(40,690)	(31,529)	(84,111)	(60,083)
Loss on extinguishment of debt, net	(40,301)	—	(66,115)	—
Other income, net	2,609	1,104	4,674	1,958
Total non-operating expense, net	(70,724)	(48,469)	(290,041)	(55,679)
Income (loss) before income taxes	47,111	72,980	(34,769)	188,527
Income tax benefit (expense)	(10,409)	221,831	5,340	220,224
Net income (loss)	36,702	294,811	(29,429)	408,751
Preferred stock dividends	(303)	—	(652)	—
Net income (loss) available to common stockholders	$36,399	$294,811	$(30,081)	$408,751
Net income (loss) per common share:
Basic	$1.00	$16.35	$(0.84)	$23.71
Diluted	$0.98	$16.30	$(0.84)	$23.60
Weighted-average common shares outstanding:
Basic	36,381	18,031	35,973	17,236
Diluted	37,605	18,085	35,973	17,319

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Preferred Stock		Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2023	595	$6	35,414	$354	$3,733,775	—	$—	$(948,878)	$2,785,257
Restricted stock awards	—	—	445	5	—	—	—	—	5
Restricted stock forfeitures	—	—	(5)	—	(4)	—	—	—	(4)
Stock exchanged for tax withholding	—	—	(72)	(1)	(3,410)	72	3,411	—	—
Retirement of treasury stock	—	—	—	—	—	(72)	(3,411)	—	(3,411)
Share-settled equity-based compensation	—	—	—	—	4,348	—	—	—	4,348
Equity issued for acquisition of oil and natural gas properties	980	10	879	9	78,721	—	—	—	78,740
Net loss	—	—	—	—	—	—	—	(66,131)	(66,131)
Balance, March 31, 2024	1,575	16	36,661	367	3,813,430	—	—	(1,015,009)	2,798,804
Restricted stock awards	—	—	13	—	—	—	—	—	—
Restricted stock forfeitures	—	—	(8)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	—	(9)	—	9	—	—
Retirement of treasury stock	—	—	—	—	—	—	(9)	—	(9)
Share-settled equity-based compensation	—	—	—	—	4,865	—	—	—	4,865
Equity issued for acquisition of oil and natural gas properties	—	—	(76)	(1)	(3,811)	—	—	—	(3,812)
Preferred stock conversion	(1,575)	(16)	1,575	16	—	—	—	—	—
Preferred stock dividend paid	—	—	—	—	—	—	—	(652)	(652)
Net income	—	—	—	—	—	—	—	36,702	36,702
Balance, June 30, 2024	—	$—	38,165	$382	$3,814,475	—	$—	$(978,959)	$2,835,898

	Preferred Stock		Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2022	—	$—	16,762	$168	$2,754,085	—	$—	$(1,643,507)	$1,110,746
Restricted stock awards	—	—	315	3	(3)	—	—	—	—
Restricted stock forfeitures	—	—	(3)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	(49)	(1)	(2,458)	49	2,459	—	—
Retirement of treasury stock	—	—	—	—	—	(49)	(2,459)	—	(2,459)
Share-settled equity-based compensation	—	—	—	—	3,141	—	—	—	3,141
Net income	—	—	—	—	—	—	—	113,940	113,940
Balance, March 31, 2023	—	—	17,025	170	2,754,765	—	—	(1,529,567)	1,225,368
Restricted stock awards	—	—	6	—	—	—	—	—	—
Restricted stock forfeitures	—	—	(9)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	(7)	—	(385)	7	385	—	—
Retirement of treasury stock	—	—	—	—	—	(7)	(385)	—	(385)
Share-settled equity-based compensation	—	—	—	—	3,711	—	—	—	3,711
Equity issued for acquisition of oil and natural gas properties	—	—	1,579	16	80,052	—	—	—	80,068
Net income	—	—	—	—	—	—	—	294,811	294,811
Balance, June 30, 2023	—	$—	18,594	$186	$2,838,143	—	$—	$(1,234,756)	$1,603,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(29,429)	$408,751
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-settled equity-based compensation, net	7,435	5,465
Depletion, depreciation and amortization	340,405	190,119
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	144,489	(2,446)
Settlements received (paid) for matured derivatives, net	(18,262)	8,440
Loss on extinguishment of debt, net	66,115	—
Deferred income tax benefit	(7,577)	(222,058)
Other, net	12,429	4,756
Changes in operating assets and liabilities:
Accounts receivable, net	13,662	17,360
Other current assets	(7,607)	(8,230)
Other noncurrent assets, net	1,549	1,590
Accounts payable and accrued liabilities	(16,867)	(17,435)
Undistributed revenue and royalties	16,268	1,847
Other current liabilities	(20,383)	(18,647)
Other noncurrent liabilities	(5,236)	(4,499)
Net cash provided by operating activities	496,991	365,013
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net	(4,679)	(526,985)
Capital expenditures:
Oil and natural gas properties	(417,706)	(309,223)
Midstream and other fixed assets	(9,178)	(6,899)
Proceeds from dispositions of capital assets, net of selling costs	180	2,252
Other, net	(952)	2,035
Net cash used in investing activities	(432,335)	(838,820)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	405,000	595,000
Payments on Senior Secured Credit Facility	(450,000)	(90,000)
Issuance of senior unsecured notes	1,001,500	—
Extinguishment of debt	(952,214)	—
Stock exchanged for tax withholding	(3,420)	(2,844)
Payments for debt issuance costs	(20,285)	—
Other, net	(2,734)	(1,088)
Net cash (used in) provided by financing activities	(22,153)	501,068
Net increase in cash and cash equivalents	42,503	27,261
Cash and cash equivalents, beginning of period	14,061	44,435
Cash and cash equivalents, end of period	$56,564	$71,696
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Vital Energy, Inc.
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
Significant accounting policies
There have been no material changes in the Company's significant accounting policies during the six months ended June 30, 2024.
As discussed in Note 2 in the 2023 Annual Report, the Company uses the full cost method of accounting for its oil and natural gas properties. This accounting method requires a quarterly full cost ceiling test. The full cost ceiling is based principally on the estimated future net cash flows from proved oil, NGL and natural gas reserves, which exclude the effect of the Company's commodity derivative transactions, discounted at 10%. The SEC guidelines require companies to use the unweighted arithmetic average first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, which are then adjusted for quality, certain transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the delivery point without giving effect to the Company's commodity derivative transactions. These prices are utilized to calculate the estimated future net cash flows in the full cost ceiling calculation. Additional significant inputs included in the calculation of discounted cash flows used in the full cost ceiling calculation include the Company's estimate of operating and development costs, anticipated production of proved reserves and other relevant data. In the event the unamortized cost of evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, as defined by the SEC, the excess is expensed in the period such excess occurs. Once incurred, a write-down of oil and natural gas properties is not reversible.
The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling as of June 30, 2024 or June 30, 2023. As such, no full cost ceiling impairments were recorded during the six months ending June 30, 2024 and June 30, 2023. However, as of June 30, 2024, the difference between the unamortized costs of evaluated oil and natural gas properties being depleted and the full cost ceiling was approximately 1% of the full cost ceiling. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in future periods. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, changes in oilfield service costs, potential recognition of additional proved undeveloped reserves, transfers of unevaluated properties and other factors will determine the Company's actual ceiling test calculation and impairment analysis in future periods. As a result, the Company could incur a non-cash full cost ceiling impairment in future quarters, which would have an adverse effect on its statement of operations.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
See Note 2 in the 2023 Annual Report for further discussion of significant accounting policies.
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
Note 2—New accounting standards
The Company considered the applicability and impact of all Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") to the Accounting Standards Codification. ASUs not discussed were assessed and determined to be either not applicable, the effects of adoption are not expected to be material or are clarifications of ASUs previously disclosed. There were no new material ASUs adopted during the six months ended June 30, 2024. See below for discussion of ASUs not yet adopted.
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
Note 3—Acquisitions
2024 acquisitions
PEP Acquisition
On February 2, 2024 (the "PEP Closing Date"), the Company purchased additional working interests in producing properties associated with the Henry Acquisition (as defined herein), with an effective date of August 1, 2023 (the "PEP Acquisition") through PEP Henry Production Partners LP, PEP HPP Jubilee SPV LP, PEP PEOF Dropkick SPV, LLC, PEP HPP Dropkick SPV LP and HPP Acorn SPV LP (collectively, "PEP"). The aggregate purchase price of $79.3 million consisted of (i) 878,690 shares of the Company's common stock, par value $0.01 per share ("Common Stock") based upon the share price as of the PEP Closing Date, (ii) 980,272 shares of the Company's 2.0% Cumulative Mandatorily Convertible Series A Preferred Stock, par value $0.01 per share ("Preferred Stock") based upon the share price as of the PEP Closing Date and (iii) $0.6 million in transaction-related expenses, inclusive of customary closing price adjustments and subject to post-closing adjustments. The PEP Acquisition was accounted for as an asset acquisition, as substantially all the gross assets acquired are concentrated in a group of similar identifiable assets. The 980,272 shares of Preferred Stock were subsequently converted to an equal number of shares of Common Stock on May 23, 2024. See Note 5 for further discussion of the Preferred Stock conversion.
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
Condensed notes to the consolidated financial statements
(Unaudited)
2023 acquisitions
Forge Acquisition
On June 30, 2023, the Company purchased certain oil and natural gas properties located in the Delaware Basin, including approximately 24,000 net acres in Pecos, Reeves and Ward Counties, and related assets and contracts, with an effective date of March 1, 2023 (the "Forge Acquisition") from Forge Energy II Delaware, LLC. The aggregate purchase price of $397.5 million consisted of (i) $389.9 million in cash and (ii) $7.6 million in transaction-related expenses, inclusive of customary post-closing adjustments.
Driftwood Acquisition
On April 3, 2023, the Company purchased certain oil and natural gas properties in the Midland Basin, including approximately 11,200 net acres located in Upton and Reagan Counties and related assets and contracts, inclusive of derivatives with an effective date of January 1, 2023 (the "Driftwood Acquisition") from Driftwood Energy Operating, LLC. The aggregate purchase price of $201.7 million consisted of (i) $117.4 million of cash, (ii) 1,578,948 shares of Common Stock based upon the share price as of the Driftwood Closing Date and (iii) $4.2 million in transaction related expenses.
During the second quarter of 2023, the Company acquired additional interests in producing properties associated with the Driftwood Acquisition through additional sellers that exercised their "tag-along" sales rights, for total cash consideration of $8.6 million, excluding customary purchase price adjustments.
Note 4—Debt
Long-term debt, net
The following table presents the Company's long-term debt and unamortized debt issuance costs, discounts and premiums included in "Long-term debt, net" on the consolidated balance sheets as of the dates presented:

(in thousands)	June 30, 2024	December 31, 2023
10.125% senior unsecured notes due 2028	$—	$700,309
7.750% senior unsecured notes due 2029	298,214	298,214
9.750% senior unsecured notes due 2030	302,364	500,000
7.875% senior unsecured notes due 2032	1,000,000	—
Senior Secured Credit Facility(1)	90,000	135,000
Total long-term debt	1,690,578	1,633,523
Unamortized debt issuance costs	(26,383)	(21,800)
Unamortized discounts	(3,401)	(6,068)
Unamortized premiums	1,469	3,769
Total long-term debt, net	$1,662,263	$1,609,424
______________________________________________________________________________
(1)Unamortized debt issuance costs related to the Senior Secured Credit Facility of $12.9 million and $14.1 million as of June 30, 2024 and December 31, 2023, respectively, are included in "Other noncurrent assets, net" on the consolidated balance sheets.
Senior Secured Credit Facility
On May 8, 2024, the Company entered into the Twelfth Amendment to the Senior Secured Credit Facility (the "Twelfth Amendment"). The Twelfth Amendment, among other things, reaffirmed the borrowing base at $1.5 billion and (ii) increased the aggregate elected commitment to $1.35 billion under the Senior Secured Credit Facility.
As of June 30, 2024, the Senior Secured Credit Facility, which matures on September 13, 2027, had a maximum credit amount of $3.0 billion, a borrowing base and an aggregate elected commitment of $1.5 billion and $1.35 billion, respectively, with an outstanding balance of $90.0 million subject to a weighted-average interest rate of 7.694%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
total capacity or $80.0 million. As of June 30, 2024 and December 31, 2023, the Company had no letters of credit outstanding under the Senior Secured Credit Facility. For additional information see Note 7 in the 2023 Annual Report. See Note 14 for discussion of additional borrowings and an expected increase in the aggregate elected commitment on the Senior Secured Credit Facility subsequent to June 30, 2024.
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
Interest for the March 2032 Notes is payable semi-annually, in cash in arrears on April 15 and October 15 of each year, commencing October 15, 2024 with interest from closing to that date. The terms of the Company's March 2032 Notes include covenants, which are in addition to covenants in the Senior Secured Credit Facility that limit the Company's ability to incur indebtedness, make restricted payments, grant liens and dispose of assets. The March 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Vital Midstream Services, LLC and certain of the Company's future restricted subsidiaries, subject to certain automatic customary releases, including the sale, disposition or transfer of all of the capital stock or of all or substantially all of the assets of a subsidiary guarantor to one or more persons that are not the Company or a restricted subsidiary, exercise of legal defeasance or covenant defeasance options or satisfaction and discharge of the applicable indenture, designation of a subsidiary guarantor as a non-guarantor restricted subsidiary or as an unrestricted subsidiary in accordance with the applicable indenture, release from guarantee under the Senior Secured Credit Facility, or liquidation or dissolution.
The following table presents the components of the Company's loss on extinguishment of debt during the periods presented:

(in thousands)	Three months ended June 30, 2024	Six months ended June 30, 2024
Principal amount tendered or redeemed	$466,795	$897,945
Extinguishment of debt(1)	(498,696)	(952,214)
Early tender or redemption premiums	(31,901)	(54,269)
Write-off of debt issuance costs	(7,449)	(13,121)
Write-off of issuance discount	(2,311)	(2,311)
Write-off of issuance premium	1,360	3,586
Loss on extinguishment of debt, net(2)	$(40,301)	$(66,115)
______________________________________________________________________________
(1)Amounts are included in "Extinguishment of debt" in cash flows from financing activities on the consolidated statements of cash flows.
(2)Amounts are included in "Loss on extinguishment of debt, net" on the consolidated statements of operations.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 5—Stockholders' equity
Equity transactions related to acquisitions of oil and natural gas properties
On May 22, 2024, in connection with the final settlement of the Maple Acquisition (as defined herein), 76,166 shares of the Company's common stock held in escrow were cancelled and returned to the Company's pool of authorized and unissued common stock. The "Maple Acquisition," which closed on October 31, 2023, consisted of the purchase of certain oil and natural gas properties in the Delaware Basin. See Note 4 in the 2023 Annual Report for additional discussion of the Maple Acquisition.
Preferred Stock
On May 23, 2024, upon recommendation of the Company's board of directors, stockholders approved the conversion of the remaining 1,575,376 outstanding shares of Preferred Stock to an equal number of shares of common stock. The conversion occurred on June 4, 2024. As a result of the conversion, the Company paid a dividend of $0.3 million for the period the Preferred Stock was outstanding during the second quarter of 2024.
Share repurchase program
On May 31, 2022, the Company's board of directors authorized a $200.0 million share repurchase program. The repurchase program commenced in May 2022 and was originally set to expire in May 2024. On May 23, 2024, the board of directors approved an amendment to the share repurchase program to (i) increase the shares of Common Stock which the Company may purchase to a total aggregate authorization of $237.3 million, and (ii) extend the expiration date to May 22, 2026. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, including under plans complying with Rule 10b5-1 of the Exchange Act, and privately negotiated transactions. The timing and actual number of share repurchases will depend upon several factors, including market conditions, business conditions, the trading price of the Company's common stock and the nature of other investment opportunities available to the Company. No shares were repurchased during the six months ended June 30, 2024 and 2023.
Note 6—Equity Incentive Plan
The Vital Energy, Inc. Omnibus Equity Incentive Plan (the "Equity Incentive Plan") provides for the granting of incentive awards in the form of restricted stock awards, stock option awards, performance share awards, performance unit awards, phantom unit awards and other awards. On May 23, 2024, the Company's stockholders approved an amendment and restatement to the Equity Incentive Plan, which increased the maximum number of shares of the Company's common stock issuable under the Equity Incentive Plan from 2,432,500 to 3,332,500 shares.
See Note 9 in the 2023 Annual Report for additional discussion of the Company's equity-based compensation awards.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents activity for equity-based compensation awards for the six months ended June 30, 2024:

	Equity Awards		Liability Awards
(in thousands)	Restricted Stock Awards	Performance Share Awards	Performance Unit Awards(1)(2)
Outstanding as of December 31, 2023	472	48	158
Granted	458	—	141
Forfeited	(13)	—	—
Vested	(203)	—	(83)
Outstanding as of June 30, 2024	714	48	216
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
(2)On February 20, 2024 and April 1, 2024, the Company granted performance unit awards with a performance period of January 1, 2024 through December 31, 2026. The market criteria consists of: (i) relative total shareholder return comparing the Company's shareholder return to the shareholder return of the exploration and production companies listed in the Russell 2000 Index and (ii) absolute shareholder return. The performance criteria for these awards consists of: (i) earnings before interest, taxes, depreciation, amortization and exploration expense and three-year total debt reduction, (ii) growth in inventory and (iii) emissions reductions. Any units earned are expected to be paid in cash during the first quarter following the completion of the requisite service period, based on the achievement of market and performance criteria, and the payout can range from 0% to 225%.
As of June 30, 2024, total unrecognized cost related to equity-based compensation awards was $36.4 million, of which $7.7 million was attributable to liability awards which will be settled in cash rather than shares. Such cost will be recognized on a straight-line basis over an expected weighted-average period of 2.15 years.
Equity-based compensation
The following table reflects equity-based compensation expense for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Equity awards:
Restricted stock awards	$4,392	$3,322	$8,194	$6,039
Performance share awards	473	389	1,019	813
Total share-settled equity-based compensation, gross	4,865	3,711	9,213	6,852
Less amounts capitalized	(931)	(818)	(1,778)	(1,387)
Total share-settled equity-based compensation, net	3,934	2,893	7,435	5,465
Liability awards:
Performance unit awards and phantom unit awards	460	1,111	2,227	1,825
Total cash-settled equity-based compensation, gross	460	1,111	2,227	1,825
Less amounts capitalized	(7)	—	(14)	(50)
Total cash-settled equity-based compensation, net	453	1,111	2,213	1,775
Total equity-based compensation, net	$4,387	$4,004	$9,648	$7,240

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 7—Net income (loss) per common share
Basic net income (loss) per common share is computed by first subtracting preferred stock dividends from net income (loss) to arrive at net income (loss) available to common stockholders, and then dividing net income (loss) available to common stockholders by the basic weighted-average common shares outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the diluted weighted average common shares outstanding for the period, which reflects the potential dilution of preferred stock and non-vested equity-based compensation awards. See Notes 8 and 9 in the 2023 Annual Report for additional discussion of the Company's preferred stock and equity-based compensation awards, respectively. For the six months ended June 30, 2024, the preferred stock and equity-based compensation awards were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net loss per common share.
The following table reflects the calculations of basic and diluted (i) weighted-average common shares outstanding and (ii) net income (loss) per common share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except for per share data)	2024	2023	2024	2023
Net income (loss)	$36,702	$294,811	$(29,429)	$408,751
Less: Preferred Stock dividends	(303)	—	(652)	—
Net income (loss) available to common stockholders	$36,399	$294,811	$(30,081)	$408,751
Weighted-average common shares outstanding:
Basic	36,381	18,031	35,973	17,236
Dilutive non-vested restricted stock awards	104	54	—	83
Dilutive non-vested performance share awards(1)	12	—	—	—
Dilutive preferred stock	1,108	—	—	—
Diluted	37,605	18,085	35,973	17,319
Net income (loss) per common share:
Basic	$1.00	$16.35	$(0.84)	$23.71
Diluted	$0.98	$16.30	$(0.84)	$23.60

Anti-dilutive weighted-average common shares outstanding(2):
Restricted stock awards	157	345	268	343
Performance share awards	—	25	10	25
Preferred stock	—	—	1,169	—
_____________________________________________________________________________
(1)The dilutive effect of the non-vested performance shares for the three and six months ended June 30, 2023 and 2024 were calculated assuming each respective performance period ended on June 30, 2023 and 2024.
(2)Shares excluded from the diluted net income (loss) per common share calculation because their effect would be anti-dilutive.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 8—Derivatives
The Company has two types of derivative instruments as of June 30, 2024: (i) commodity derivatives and (ii) a contingent consideration derivative. See Note 9 for discussion of fair value measurement of derivatives on a recurring basis. The Company's derivatives were not designated as hedges for accounting purposes, and the Company does not enter into such instruments for speculative trading purposes. Accordingly, the changes in derivative fair values are recognized in "Gain (loss) on derivatives, net" under "Non-operating income (expense)" on the consolidated statements of operations.
The following table summarizes components of the Company's gain (loss) on derivatives, net by type of derivative instrument for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Commodity	$9,425	$(16,190)	$(146,410)	$1,392
Contingent consideration	(1,767)	(1,854)	1,921	1,054
Gain (loss) on derivatives, net	$7,658	$(18,044)	$(144,489)	$2,446
Commodity
Due to the inherent volatility in oil, NGL and natural gas prices and the sometimes wide pricing differentials between where the Company produces and where the Company sells such commodities, the Company engages in commodity derivative transactions, such as puts, swaps, collars and basis swaps, to hedge price risk associated with a portion of the Company's anticipated sales volumes. By removing a portion of the price volatility associated with future sales volumes, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. See Note 11 in the 2023 Annual Report for discussion of transaction types and settlement indexes. During the six months ended June 30, 2024, the Company’s derivatives were settled based on reported prices on commodity exchanges, with (i) oil derivatives settled based on WTI NYMEX, Argus WTI Midland and Argus WTI Formula Basis pricing, (ii) NGL derivatives settled based on Mont Belvieu OPIS pricing and (iii) natural gas derivatives settled based on Henry Hub NYMEX and Waha Inside FERC pricing.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes open commodity derivative positions as of June 30, 2024, for commodity derivatives that were entered into through June 30, 2024, for the settlement periods presented:

	Remaining Year 2024	Year 2025	Year 2026
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	10,279,500	11,362,000	—
Weighted-average price ($/Bbl)	$76.88	$75.13	$—
WTI NYMEX - Three-way Collars:
Volume (Bbl)	100,400	—	—
Weighted-average sold put price ($/Bbl)	$50.00	$—	$—
Weighted-average floor price ($/Bbl)	$66.46	$—	$—
Weighted-average ceiling price ($/Bbl)	$87.06	$—	$—
Argus WTI Midland to Argus WTI Formula Basis - Basis Swaps:
Volume (Bbl)	135,900	—	—
Weighted-average differential ($/Bbl)	$0.11	$—	$—
NGL:
Non-TET Propane - Swaps:
Volume (Bbl)	124,000	—	—
Weighted-average price ($/Bbl)	$34.23	$—	$—
Non-TET Normal Butane - Swaps:
Volume (Bbl)	27,457	—	—
Weighted-average price ($/Bbl)	$39.78	$—	$—
Non-TET Isobutane - Swaps:
Volume (Bbl)	88,571	—	—
Weighted-average price ($/Bbl)	$42.26	$—	$—
Non-TET Pentane - Swaps:
Volume (Bbl)	85,619	—	—
Weighted-average price ($/Bbl)	$65.15	$—	$—
Natural gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	13,120,850	—	—
Weighted-average price ($/MMBtu)	$3.47	$—	$—
Waha Inside FERC - Swaps:
Volume (MMBtu)	—	15,330,000	15,330,000
Weighted-average price ($/MMBtu)	$—	$2.61	$2.76
Henry Hub NYMEX - Collars:
Volume (MMBtu)	318,831	—	—
Weighted-average floor price ($/MMBtu)	$3.42	$—	$—
Weighted-average ceiling price ($/MMBtu)	$6.17	$—	$—
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	13,439,681	—	—
Weighted-average differential ($/MMBtu)	$(0.74)	$—	$—
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
Condensed notes to the consolidated financial statements
(Unaudited)
cash flow targets are met related to divested oil and natural gas property operations (the "Sixth Street Contingent Consideration"). The Sixth Street Contingent Consideration provides the Company with the right to receive up to a maximum of $93.7 million in additional cash consideration, comprised of potential quarterly payments through June 2027 totaling up to $38.7 million and a potential balloon payment of $55.0 million in June 2027. As of June 30, 2024, the Company had received life-to-date contingent consideration payments of $4.3 million, with maximum remaining potential cash consideration totaling $81.7 million. The fair value of the Sixth Street Contingent Consideration was $33.0 million as of June 30, 2024 and $31.1 million as of December 31, 2023.
Note 9—Fair value measurements
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
Balance sheet presentation
The following tables present the Company's derivatives by (i) balance sheet classification, (ii) derivative type and (iii) fair value hierarchy level, and provide a total, on a gross basis and a net basis reflected in "Derivatives" on the consolidated balance sheets as of the dates presented:

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$17,101	$—	$17,101	$(13,637)	$3,464
Contingent consideration	—	—	1,031	1,031	—	1,031
Noncurrent:
Commodity	—	3,925	—	3,925	454	4,379
Contingent consideration	—	—	31,996	31,996	—	31,996
Liabilities:
Current:
Commodity	—	(30,174)	—	(30,174)	13,637	(16,537)
Noncurrent:
Commodity	—	302	—	302	(454)	(152)
Net derivative asset positions	$—	$(8,846)	$33,027	$24,181	$—	$24,181

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$106,067	$—	$106,067	$(9,032)	$97,035
Contingent consideration	—	—	2,301	2,301	—	2,301
Noncurrent:
Commodity	—	22,266	—	22,266	—	22,266
Contingent consideration	—	—	28,805	28,805	—	28,805
Liabilities:
Current:
Commodity	—	(9,032)	—	(9,032)	9,032	—
Net derivative asset positions	$—	$119,301	$31,106	$150,407	$—	$150,407
See Note 12 in the 2023 Annual Report for discussion of the significant Level 2 inputs used in the fair value mark-to-market analysis of commodity and contingent consideration derivatives. The Company reviewed the third-party specialist's valuations of commodity and contingent consideration derivatives, including the related inputs, and analyzed changes in fair values between reporting dates.
The Sixth Street Contingent Consideration was categorized as Level 3 of the fair value hierarchy, as the Company utilized its own cash flow projections along with a risk-adjusted discount rate generated by a third-party valuation specialist to determine the valuation. The Company reviewed the third-party specialist's valuation, including the related inputs, and analyzed changes in fair values between the divestiture closing date and the reporting dates. The fair value of the Sixth Street Contingent Consideration was recorded as part of the basis in the oil and natural gas properties divested and as a contingent consideration asset. At each quarterly reporting period, the Company remeasures contingent consideration with the change in fair values recognized in "Gain (loss) on derivatives, net" under "Non-operating income (expense)" on the consolidated statement of operations. See Note 8 for additional discussion of the Sixth Street Contingent Consideration.
The following table summarizes the changes in contingent consideration derivatives classified as Level 3 measurements for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Balance of Level 3 at beginning of period	$34,794	$28,093	$31,106	$26,640
Change in Sixth Street Contingent Consideration fair value	(1,767)	(1,854)	1,921	1,054
Settlements realized(1)	—	—	—	(1,455)
Balance of Level 3 at end of period	$33,027	$26,239	$33,027	$26,239
_____________________________________________________________________________
(1)For the six months ended June 30, 2024 and 2023, any settlements are included in "Other, net" in cash flows from investing activities on the consolidated statements of cash flows.
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
Condensed notes to the consolidated financial statements
(Unaudited)
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	June 30, 2024		December 31, 2023
(in thousands)	Carrying amount(1)	Fair value(2)	Carrying amount(1)	Fair value(2)
Debt	$1,690,578	$1,737,662	$1,633,523	$1,658,686
______________________________________________________________________________
(1)Amounts presented do not include issuance premiums or discounts.
(2)The fair values of the outstanding notes were determined using the Level 2 fair value hierarchy quoted market prices for each respective instrument as of June 30, 2024 and December 31, 2023. The fair values of the outstanding debt under the Senior Secured Credit Facility approximated their carrying value based on short-term floating interest rates available to the Company at the time.
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
The Company has committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. As of June 30, 2024, future firm sale and transportation commitments of $116.3 million are expected to be satisfied and, as such, are not recorded as a liability on the consolidated balance sheet.
Note 11—Supplemental cash flow and non-cash information
The following table presents supplemental cash flow and non-cash information for the periods presented:

	Six months ended June 30,
(in thousands)	2024	2023
Supplemental cash flow information:
Cash paid for interest, net of $909 and $1,116 of capitalized interest, respectively	$96,711	$55,987
Supplemental non-cash operating information:
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$33,874	$124,868
Supplemental non-cash investing information:
Change in accrued capital expenditures	$(873)	$18,110
Equity issued for acquisition of oil and natural gas properties(2)	$74,928	$80,068
_____________________________________________________________________________
(1)See Note 5 in the 2023 Annual Report for additional discussion of the Company's leases.
(2)See Note 3 for additional discussion of the Company's acquisitions.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 12—Income taxes
The following table presents income tax benefit (expense) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Current	$(1,062)	$(503)	$(2,237)	$(1,834)
Deferred	(9,347)	222,334	7,577	222,058
Income tax benefit (expense)	$(10,409)	$221,831	$5,340	$220,224
The Company estimates its annual effective tax rate (“AETR”) in recording its interim quarterly income tax provision for the various jurisdictions in which it operates. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of its estimated AETR and are recognized as discrete items in the quarter in which they occur. The Company's effective tax rate during the three and six months ended June 30, 2024 was 22.09% and 15.36%, respectively, and is the result of projecting current and deferred U.S. income and Texas Franchise taxes, including the impact of discrete items and permanent differences. Current income tax expense is primarily attributable to Texas Franchise tax.
During the six months ended June 30, 2023, the Company determined there was sufficient positive evidence to conclude that it is more likely than not its federal deferred tax assets are realizable. Therefore, the Company reduced its valuation allowance accordingly and recorded a discrete quarterly benefit of $222.2 million during the three months ended June 30, 2023. The balance of the valuation allowance reversal was reflected as part of the Company's estimated annualized effective tax rate with respect to prior year projected earnings.
The Company’s deferred tax assets are primarily the result of U.S. net operating loss carryforwards. As of June 30, 2024, the Company had U.S. net operating loss carryforwards totaling $1.2 billion, of which $789.8 million will begin to expire in 2034 and $421.7 million will not expire but may be limited in future periods, and state of Oklahoma net operating loss carryforwards totaling $538.0 million, of which $34.6 million is subject to expiration beginning in 2032. As of June 30, 2024, the Company continues to maintain a full valuation allowance against its state of Oklahoma deferred tax assets.
If the Company were to experience an "ownership change," as determined under Section 382 of the Internal Revenue Code, the Company's ability to offset taxable income, arising after the ownership change with net operating losses arising prior to the ownership change, could be significantly limited. Based on information available as of June 30, 2024, no such ownership change has occurred.
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
Note 13—Related parties
Halliburton
The Chairman of the Company's board of directors is on the board of directors of Halliburton Company ("Halliburton"). The Company has a lease agreement with Halliburton, which extends through 2025, to provide an electric fracture stimulation crew and the related services. Under the agreement, the Company had a lease liability of $45.7 million as of June 30, 2024 and $59.7 million as of December 31, 2023, which is included in both current and noncurrent "Operating lease liabilities" on the consolidated balance sheets. Payments to Halliburton are included in capital expenditures for oil and natural gas properties in cash flows from investing activities on the consolidated statements of cash flows.
The following table presents the capital expenditures for oil and natural gas properties paid to Halliburton included in the consolidated statements of cash flows for the periods presented:

	Six months ended June 30,
(in thousands)	2024	2023
Capital expenditures for oil and natural gas properties	$43,446	$69,911

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 14—Subsequent events
Point Acquisition
On July 27, 2024, the Company entered into a purchase and sale agreement with Northern Oil and Gas, Inc. ("NOG") and Point Energy Partners Petroleum, LLC, Point Energy Partners Operating, LLC, Point Energy Partners Water, LLC and Point Energy Partners Royalty, LLC (together, “Point”), pursuant to which the Company and NOG agreed to purchase (the “Point Acquisition”) Point’s oil and natural gas properties in the Delaware Basin, including approximately 16,300 net acres located in Ward and Winkler Counties and related assets and contracts, for an aggregate purchase price of $1.1 billion of cash, subject to purchase price adjustments and customary closing adjustments. The Company agreed to purchase 80% of the acquired assets for $880.0 million and will operate the assets, and NOG agreed to purchase the remaining 20% of the assets for $220.0 million.
Senior Secured Credit Facility
Subsequent to June 30, 2024, the Company borrowed $50.0 million on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $140.0 million as of August 7, 2024. Upon closing of the Point Acquisition, the Company expects its aggregate elected commitment will be increased to $1.5 billion.

Table of Content
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is for the three and six months ended June 30, 2024 and 2023, and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2023 Annual Report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Vital Energy," "we," "us," "our" or similar terms refer to Vital Energy and its subsidiaries, collectively, unless the context otherwise indicates or requires. Unless otherwise specified, references to "average sales price" refer to average sales price excluding the effects of our derivative transactions. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin of West Texas. The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. During 2023, we added approximately 88,050 net acres through multiple acquisitions. As of June 30, 2024, we had assembled 266,416 net acres in the Permian Basin.
As of June 30, 2024, we were operating four drilling rigs and two completions crews. We expect to continue this level of utilization through the third quarter of 2024. Upon closing of the Point Acquisition, which is anticipated to occur at the end of the third quarter of 2024, we expect to operate five drilling rigs and 1.2 completions crews. Our planned capital expenditures for full-year 2024 are expected to be between $820.0 million and $870.0 million, including expected capital expenditures related to the Point Acquisition properties. However, we will continue to monitor commodity prices and service costs and adjust activity levels in order to proactively manage our cash flows and preserve liquidity. Below is a summary of our financial and operating performance for the second quarter of 2024:
•Net income of $36.7 million, which includes a loss on extinguishment of debt of $40.3 million
•Oil, NGL, and natural gas sales of $476.2 million
•Oil sales volumes of 5,388 MBbl
•Oil equivalent sales volumes of 11,771 MBOE
•Total and oil production of 129,356 BOE/d and 59,209 Bbl/d, respectively
•Capital investments of approximately $210.0 million, excluding non-budgeted acquisition costs
Recent developments
Point Acquisition
On July 27, 2024, we entered into a purchase and sale agreement with Northern Oil and Gas, Inc. ("NOG") and Point Energy Partners Petroleum, LLC, Point Energy Partners Operating, LLC, Point Energy Partners Water, LLC and Point Energy Partners Royalty, LLC (together, “Point”), pursuant to which the Company and NOG agreed to purchase Point’s oil and natural gas properties in the Delaware Basin for an aggregate purchase price of $1.1 billion of cash, subject to purchase price adjustments and customary closing adjustments. We agreed to purchase 80% of the acquired assets and will operate the assets, and NOG agreed to purchase the remaining 20% of the assets. Closing price adjustments are expected to be approximately $75.0 million, reducing total consideration to approximately $1.025 billion. We expect to fund our $820.0 million portion, net of expected closing price adjustments, through the use of our Senior Secured Credit Facility. Upon closing of the Point Acquisition, we expect our aggregate elected commitment under our Senior Secured Credit Facility will be increased to $1.5 billion. See Note 14 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the acquisition.

Table of Content
Commodity prices, reserves and full cost ceiling test
Commodity prices
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
With natural gas production in the Permian Basin at all-time highs, transportation capacity to market hubs for our natural gas production provided by existing natural gas pipelines has been generally constrained. During this time of natural gas pipeline capacity constraint, our sales price for natural gas is lower than historical trends and may, at times, be negative.
Our results of operations are heavily influenced by oil, NGL and natural gas prices. We maintain an active commodity derivatives program to minimize commodity price volatility and support cash flows for operations. We have entered into a number of commodity derivative contracts that have enabled us to offset a portion of the changes in our cash flow caused by fluctuations in price and basis differentials for our sales of oil, NGL and natural gas, as discussed in "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk." See Notes 8 and 9 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our commodity derivatives. Notwithstanding our derivatives strategy, a collapse in commodity prices may affect the economic viability of, and our ability to fund, our drilling and completions programs, as well as the economic recovery of oil, NGL and natural gas reserves.
Reserves and full cost ceiling test
We use the full cost method of accounting for our oil and natural gas properties, with the full cost ceiling based principally on the estimated future net cash flows from our proved oil, NGL and natural gas reserves, which exclude the effect of our commodity derivative transactions, discounted at 10% under required SEC guidelines for pricing methodology. We review the carrying value of our oil and natural gas properties under the full cost accounting rules of the SEC on a quarterly basis. In the event the unamortized cost, or net book value, of our evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, the excess is expensed in the period such excess occurs. Once incurred, a write-down of evaluated oil and natural gas properties is not reversible.
Our reserves are reported in three product streams: oil, NGL and natural gas. The realized prices, which are utilized to value our proved reserves and calculated using the average first-day-of-the-month prices for each month within the 12-month period prior to the end of the reporting period, adjusted for factors affecting price received at the delivery point, as of June 30, 2024 were $80.31 for oil, $14.10 for NGL and $0.90 for natural gas. The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling as of June 30, 2024 or June 30, 2023. As such, no full cost ceiling impairments were recorded during the six months ended June 30, 2024 and June 30, 2023.
If prices remain at or below the current levels, subject to numerous factors and inherent limitations, some of which are discussed below, and all other factors remain constant, we could incur a non-cash full cost ceiling impairment in future quarters, which will have an adverse effect on our statement of operations.
There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in future periods. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, changes in oilfield service costs, potential recognition of additional proved undeveloped reserves, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analysis in future periods. Also, purchases of proved properties may be recorded at a cost that exceeds a related increase in the full cost ceiling calculation as acquisitions are generally recorded at fair value based on expected future prices and other factors that may differ from historical prices used in the full cost ceiling test, among other factors. A decline in the future trailing 12-month commodity prices may result in recording write downs, which could be material depending on price declines. If commodity prices for the period beginning July 1, 2023 and ending June 30, 2024 were 5% lower, resulting in prices of $76.05 for oil, $13.65 for NGL and $0.81 for natural gas under SEC guidelines for pricing methodology, while all other factors remained constant, our oil and natural gas properties would have been impaired by approximately $450.0 million. See Notes 2 and 6 in our 2023 Annual Report for discussion of the full cost method of accounting and our realized prices.

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
Results of operations
Revenues
The following table presents our composition of revenue generated by product for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Oil sales	93%	89%	90%	87%
NGL sales	8%	8%	9%	9%
Natural gas sales	(1)%	3%	1%	4%
Total	100%	100%	100%	100%

Table of Content
Oil, NGL and natural gas sales volumes, revenues and prices
The following tables present information regarding our oil, NGL and natural gas sales volumes, sales revenues and average sales prices for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2024 compared to 2023
	2024	2023	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	5,388	4,037	1,351	33%
NGL (MBbl)	3,173	2,050	1,123	55%
Natural gas (MMcf)	19,264	12,638	6,626	52%
Oil equivalent (MBOE)(1)(2)	11,771	8,193	3,578	44%
Average daily oil equivalent sales volumes (BOE/d)(2)	129,356	90,030	39,326	44%
Average daily oil sales volumes (Bbl/d)(2)	59,209	44,360	14,849	33%
Sales revenues (in thousands):
Oil	$441,667	$299,085	$142,582	48%
NGL	39,870	25,887	13,983	54%
Natural gas	(5,371)	8,952	(14,323)	(160)%
Total oil, NGL and natural gas sales revenues	$476,166	$333,924	$142,242	43%
Average sales prices(2):
Oil ($/Bbl)(3)	$81.97	$74.09	$7.88	11%
NGL ($/Bbl)(3)	$12.57	$12.63	$(0.06)	—%
Natural gas ($/Mcf)(3)	$(0.28)	$0.71	$(0.99)	(139)%
Average sales price ($/BOE)(3)	$40.45	$40.76	$(0.31)	(1)%
Oil, with commodity derivatives ($/Bbl)(4)	$76.90	$74.43	$2.47	3%
NGL, with commodity derivatives ($/Bbl)(4)	$12.33	$12.63	$(0.30)	(2)%
Natural gas, with commodity derivatives ($/Mcf)(4)	$0.70	$1.45	$(0.75)	(52)%
Average sales price, with commodity derivatives ($/BOE)(4)	$39.66	$42.07	$(2.41)	(6)%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the three months ended June 30, 2024 and 2023 columns are based on actual amounts and may not recalculate using the rounded numbers presented in the table above or the table below.
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

Table of Content

	Six months ended June 30,		2024 compared to 2023
	2024	2023	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	10,715	7,504	3,211	43%
NGL (MBbl)	6,107	3,899	2,208	57%
Natural gas (MMcf)	37,798	24,167	13,631	56%
Oil equivalent (MBOE)(1)(2)	23,121	15,430	7,691	50%
Average daily oil equivalent sales volumes (BOE/d)(2)	127,038	85,250	41,788	49%
Average daily oil sales volumes (Bbl/d)(2)	58,872	41,457	17,415	42%
Sales revenues (in thousands):
Oil	$857,451	$565,816	$291,635	52%
NGL	86,945	58,893	28,052	48%
Natural gas	12,874	27,026	(14,152)	(52)%
Total oil, NGL and natural gas sales revenues	$957,270	$651,735	$305,535	47%
Average sales prices(2):
Oil ($/Bbl)(3)	$80.03	$75.41	$4.62	6%
NGL ($/Bbl)(3)	$14.24	$15.11	$(0.87)	(6)%
Natural gas ($/Mcf)(3)	$0.34	$1.12	$(0.78)	(70)%
Average sales price ($/BOE)(3)	$41.40	$42.24	$(0.84)	(2)%
Oil, with commodity derivatives ($/Bbl)(4)	$75.93	$75.53	$0.40	1%
NGL, with commodity derivatives ($/Bbl)(4)	$14.05	$15.11	$(1.06)	(7)%
Natural gas, with commodity derivatives ($/Mcf)(4)	$1.05	$1.45	$(0.40)	(28)%
Average sales price, with commodity derivatives ($/BOE)(4)	$40.61	$42.82	$(2.21)	(5)%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the six months ended June 30, 2024 and 2023 columns are based on actual amounts and may not recalculate using the rounded numbers presented in the table above or the table below.
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
Our average sales price for natural gas for the three and six months ended June 30, 2024 was $(0.28) and $0.34, respectively, which were decreases of 139% and 70%, respectively, compared to the same periods in 2023. Due to all-time high natural gas production in the Permian Basin, the transportation of our natural gas production to market hubs has been constrained by existing natural gas pipeline capacity. Such pipeline constraints have resulted in low and, at times, negative sales prices for natural gas during the three and six months ended June 30, 2024.
The following tables present net settlements received (paid) for matured commodity derivatives utilized in our calculation of the average sales prices, with commodity derivatives, for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Oil	$(27,309)	$(1,355)	$(25,954)	(1,915)%
NGL	(754)	—	(754)	(100)%
Natural gas	18,801	(9,428)	28,229	299%
Total	$(9,262)	$(10,783)	$1,521	14%

Table of Content

	Six months ended June 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Oil	$(43,887)	$(941)	$(42,946)	(4,564)%
NGL	(1,132)	—	(1,132)	(100)%
Natural gas	26,757	(8,079)	34,836	431%
Total	$(18,262)	$(9,020)	$(9,242)	(102)%
Changes in average sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three and six months ended June 30, 2024 and 2023:

(in thousands)	Oil	NGL	Natural gas	Total
Second-quarter 2023 Revenues	$299,085	$25,887	$8,952	$333,924
Effect of changes in average sales prices	42,462	(200)	(19,017)	23,245
Effect of changes in sales volumes	100,120	14,183	4,694	118,997
Second-quarter 2024 Revenues	$441,667	$39,870	$(5,371)	$476,166
Change ($)	$142,582	$13,983	$(14,323)	$142,242
Change (%)	48%	54%	(160)%	43%

(in thousands)	Oil	NGL	Natural gas	Total
Second-quarter year-to-date 2023 Revenues	$565,816	$58,893	$27,026	$651,735
Effect of changes in average sales prices	49,511	(5,299)	(29,396)	14,816
Effect of changes in sales volumes	242,124	33,351	15,244	290,719
Second-quarter year-to-date 2024 Revenues	$857,451	$86,945	$12,874	$957,270
Change ($)	$291,635	$28,052	$(14,152)	$305,535
Change (%)	52%	48%	(52)%	47%
Sales of purchased oil
Sales of purchased oil are a function of the volumes and prices of purchased oil sold to customers. We are a firm shipper on the Gray Oak pipeline and we may utilize purchased oil to fulfill portions of our commitments. The continuance of this practice in the future is based upon, among other factors, our pipeline capacity as a firm shipper and the quantity of our lease production which may contribute to our pipeline commitments. For the six months ended June 30, 2024, we had no sales of purchased oil due to fulfilling our Gray Oak pipeline commitments with our lease production, which we expect to continue doing in the foreseeable future.

Table of Content
Costs and expenses
The following tables present information regarding costs and expenses and selected average costs and expenses per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2024 compared to 2023
(in thousands except for per BOE sold data)	2024	2023	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$113,742	$57,718	$56,024	97%
Production and ad valorem taxes	27,079	21,607	5,472	25%
Oil transportation and marketing expenses	12,199	10,681	1,518	14%
Gas gathering, processing and transportation expenses	5,088	—	5,088	100%
Costs of purchased oil	—	588	(588)	(100)%
General and administrative (excluding LTIP and transaction expenses)	19,616	15,427	4,189	27%
General and administrative (LTIP):
LTIP cash	373	1,323	(950)	(72)%
LTIP non-cash	3,569	2,593	976	38%
General and administrative (transaction expenses)	15	(861)	876	102%
Depletion, depreciation and amortization	174,298	103,340	70,958	69%
Other operating expenses, net	2,593	1,351	1,242	92%
Total costs and expenses	$358,572	$213,767	$144,805	68%
Gain on disposal of assets, net	$36	$154	$(118)	(77)%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$9.66	$7.05	$2.61	37%
Production and ad valorem taxes	2.30	2.64	(0.34)	(13)%
Oil transportation and marketing expenses	1.04	1.30	(0.26)	(20)%
Gas gathering, processing and transportation expenses	0.43	—	0.43	100%
General and administrative (excluding LTIP and transaction expenses)	1.67	1.88	(0.21)	(11)%
Total selected operating expenses	$15.10	$12.87	$2.23	17%
General and administrative (LTIP):
LTIP cash	$0.03	$0.16	$(0.13)	(81)%
LTIP non-cash	$0.30	$0.32	$(0.02)	(6)%
General and administrative (transaction expenses)	$—	$(0.11)	$0.11	100%
Depletion, depreciation and amortization	$14.81	$12.61	$2.20	17%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.

Table of Content

	Six months ended June 30,		2024 compared to 2023
(in thousands except for per BOE sold data)	2024	2023	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$219,470	$107,899	$111,571	103%
Production and ad valorem taxes	57,693	42,138	15,555	37%
Oil transportation and marketing expenses	22,032	21,596	436	2%
Gas gathering, processing and transportation expenses	7,464	—	7,464	100%
Costs of purchased oil	—	14,755	(14,755)	(100)%
General and administrative (excluding LTIP and transaction expenses)	43,585	37,301	6,284	17%
General and administrative (LTIP):
LTIP cash	2,301	2,246	55	2%
LTIP non-cash	6,696	4,865	1,831	38%
General and administrative (transaction expenses)	347	—	347	100%
Depletion, depreciation and amortization	340,405	190,119	150,286	79%
Other operating expenses, net	3,611	2,835	776	27%
Total costs and expenses	$703,604	$423,754	$279,850	66%
Gain on disposal of assets, net	$166	$391	$(225)	(58)%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$9.49	$6.99	$2.50	36%
Production and ad valorem taxes	2.50	2.73	(0.23)	(8)%
Oil transportation and marketing expenses	0.95	1.40	(0.45)	(32)%
Gas gathering, processing and transportation expenses	0.32	—	0.32	100%
General and administrative (excluding LTIP and transaction expenses)	1.89	2.42	(0.53)	(22)%
Total selected operating expenses	$15.15	$13.54	$1.61	12%
General and administrative (LTIP):
LTIP cash	$0.10	$0.15	$(0.05)	(33)%
LTIP non-cash	$0.29	$0.32	$(0.03)	(9)%
General and administrative (transaction expenses)	$0.02	$—	$0.02	100%
Depletion, depreciation and amortization	$14.72	$12.32	$2.40	19%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.
Lease operating expenses ("LOE"). LOE are daily expenses incurred to bring oil, NGL and natural gas out of the ground and to market, together with the daily expenses incurred to maintain our producing properties. Such costs also include maintenance, repairs and non-routine workover expenses related to our oil and natural gas properties. LOE increased for the three and six months ended June 30, 2024, compared to the same periods in 2023 primarily due to our acquisitions of oil and natural gas properties in 2023 and the PEP Acquisition in first quarter of 2024. Workover expenses for the three and six months ended June 30, 2024 were $20.2 million and $36.0 million, respectively, which were increases of 188% and 169%, respectively, compared to the same periods in 2023.
Production and ad valorem taxes. Production and ad valorem taxes increased for the three and six months ended June 30, 2024, compared to the same periods in 2023, due to increased oil and NGL sales revenues. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenues, and are established by federal, state or local taxing authorities. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.
Oil transportation and marketing expenses. These are expenses incurred for the delivery of produced oil to customers in the U.S. Gulf Coast market via the Gray Oak pipeline. We ship the majority of our produced oil to the U.S. Gulf Coast, which we believe provides a long-term pricing advantage versus the Midland market. Firm transportation payments on excess pipeline

Table of Content
capacity associated with transportation agreements are also included in oil transportation and marketing expenses. Oil transportation and marketing expenses increased during the three and six months ended June 30, 2024 compared to the same periods in 2023. This is primarily due to increases in transportation expenses of $3.4 million and $4.5 million for the three and six months ended June 30, 2024, respectively, as our oil production has increased, and partially offset by decreases in firm transportation payments on excess capacity of $1.4 million and $4.2 million, respectively, compared to the same periods in 2023. See Note 10 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our transportation commitments.
Gas gathering, processing and transportation expenses. Beginning in the third quarter of 2023, we became party to certain natural gas processing agreements where the Company concluded it is the principal in the transaction and the customer is the ultimate third party, with control of the NGL or residue gas transferring at the tailgate of the midstream entity's processing plant. Revenue for such agreements is recognized on a gross basis, with gathering, processing and transportation fees presented as an expense on the consolidated statements of operations.
Costs of purchased oil. Costs of purchased oil are a function of the volumes and prices of purchased oil. We are a firm shipper on the Gray Oak pipeline, and in the event our long-haul transportation capacity on the Gray Oak pipeline exceeds our net production, we may purchase third-party oil at the trading hubs to satisfy the deficit in our associated long-haul transportation commitments. For the three and six months ended June 30, 2024, we had no costs of purchased oil due to fulfilling our Gray Oak pipeline commitments with our lease production, which we expect to continue doing in the foreseeable future.
General and administrative ("G&A") (excluding LTIP and transaction expenses). G&A, excluding employee compensation expenses from our long-term incentive plan ("LTIP") and transaction expenses associated with the Henry Acquisition and certain financing transactions, increased for the three and six months ended June 30, 2024, compared to the same periods in 2023. Such increase is primarily due to workforce and professional expenses in connection with the growth of the Company.
General and administrative (LTIP cash). LTIP cash expense decreased for the three months ended June 30, 2024, compared to the same period in 2023, due to (i) fluctuations in the fair value of our cash-settled LTIP awards as a result of the performance of our stock and (ii) cash performance awards and employee cash retainer awards expensed through 2023, but ultimately vested during first-quarter 2024. LTIP cash expense remained relatively flat for the six months ended June 30, 2024 compared to the same period in 2023 due to the aforementioned changes during second-quarter 2024, and offset by the first-quarter 2024 expense of cash-settled performance unit awards granted in the first quarter of 2024.
General and administrative (LTIP non-cash). LTIP non-cash expense increased for the three and six months ended June 30, 2024, compared to the same periods in 2023 due to first and second-quarter 2024 expense including restricted stock awards for a larger population of our workforce as compared to 2023. See Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report for information regarding our equity-based compensation.
General and administrative (transaction expenses). Transaction expenses for the three and six months ended June 30, 2024 primarily represent incurred costs associated with the Henry Acquisition. See Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the Henry Acquisition.
Depletion, depreciation and amortization. The following table presents depletion expense per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Depletion expense per BOE sold	$14.36	$12.13	$2.23	18%

	Six months ended June 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Depletion expense per BOE sold	$14.28	$11.83	$2.45	21%
Depletion expense per BOE increased for the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to an increase in future development costs and volumes of our proved reserves as a result of our recent acquisitions of oil and natural gas properties in 2023 and the PEP Acquisition in first quarter of 2024. See Note 6 to our

Table of Content
consolidated financial statements included in our 2023 Annual Report and "—Commodity prices, reserves and full cost ceiling test" for additional information regarding the full cost method of accounting.
Non-operating income (expense)
The following tables present the components of non-operating income (expense), net for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Gain (loss) on derivatives, net	$7,658	$(18,044)	$25,702	142%
Interest expense	(40,690)	(31,529)	(9,161)	(29)%
Loss on extinguishment of debt, net	(40,301)	—	(40,301)	(100)%
Other income, net	2,609	1,104	1,505	136%
Total non-operating expense, net	$(70,724)	$(48,469)	$(22,255)	(46)%

	Six months ended June 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Gain (loss) on derivatives, net	$(144,489)	$2,446	$(146,935)	(6,007)%
Interest expense	(84,111)	(60,083)	(24,028)	(40)%
Loss on extinguishment of debt, net	(66,115)	—	(66,115)	(100)%
Other income, net	4,674	1,958	2,716	139%
Total non-operating expense, net	$(290,041)	$(55,679)	$(234,362)	(421)%
Gain (loss) on derivatives, net. The following tables present the changes in the components of gain (loss) on derivatives, net for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$16,920	$(28,827)	$45,747	159%
Settlements received (paid) for matured derivatives, net	(9,262)	10,783	(20,045)	(186)%
Gain (loss) on derivatives, net	$7,658	$(18,044)	$25,702	142%

	Six months ended June 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Non-cash loss on derivatives, net	$(126,227)	$(8,029)	$(118,198)	(1,472)%
Settlements received (paid) for matured derivatives, net	(18,262)	9,020	(27,282)	(302)%
Settlements received for contingent consideration	—	1,455	(1,455)	(100)%
Gain (loss) on derivatives, net	$(144,489)	$2,446	$(146,935)	(6,007)%
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
See Notes 8 and 9 to our consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.
Interest expense. Interest expense increased during the three and six months ended June 30, 2024. We reflect interest paid to the lenders and bondholders in interest expense, net of amounts capitalized. In addition, we include the amortization of (i) debt issuance costs (including origination, amendment and professional fees), (ii) commitment fees and (iii) annual agency fees in interest expense. The increase during the three and six months ended June 30, 2024 is due to new senior unsecured

Table of Content
notes issued during the third quarter of 2023 and the first half of 2024. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Loss on extinguishment of debt, net. During the three and six months ended June 30, 2024, we recognized a loss on extinguishment of debt of $40.3 million and $66.1 million, respectively. During the first quarter of 2024, we settled a cash tender offer on the January 2028 Notes. During the second quarter of 2024, we settled a cash tender offer on the September 2030 Notes and redeemed the remaining principal amount outstanding on the January 2028 Notes. The related loss on extinguishment of debt during the three and six months ended June 30, 2024 consisted of early tender and redemption premiums and write-offs of debt issuance costs, premiums and discounts. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Income tax benefit (expense)
We are subject to federal and state income taxes and the Texas Franchise tax. An income tax benefit was recorded during the first six months of 2024 due to the application of our estimated annual effective tax rate to the book net loss before income taxes recorded during the first six months of 2024. Our effective tax rate was 22.09% and 15.36% for the three and six months ended June 30, 2024, respectively. Our effective tax rate was not meaningful for the three and six months ended June 30, 2023, due to releasing our full valuation allowance against our deferred tax assets during the second-quarter 2023. Our effective tax rate differs from the U.S. statutory rate as a result of the impact of discrete items, state income taxes and permanent differences. See Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our income taxes.
We have significant federal and state net operating loss carry-forwards. If we were to experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code, our ability to offset taxable income, arising after the ownership change with net operating losses arising prior to the ownership change, may be significantly limited. Based on information available as of June 30, 2024, no such ownership change has occurred.
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
As of June 30, 2024, we had cash and cash equivalents of $56.6 million and available capacity under the Senior Secured Credit Facility of $1.3 billion, resulting in total liquidity of $1.3 billion. As of August 7, 2024, we had cash and cash equivalents of $23.9 million and available capacity under the Senior Secured Credit Facility of $1.2 billion, resulting in total liquidity of

Table of Content
$1.2 billion. We believe that our operating cash flows and the aforementioned liquidity sources provide us with sufficient liquidity and financial resources to manage our cash needs and contractual obligations, to implement our currently planned capital expenditure budget and, at our discretion, to fund any share repurchases, pay down, repurchase or refinance debt or adjust our planned capital expenditure budget. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of additional borrowings and an expected increase in the aggregate elected commitment on the Senior Secured Credit Facility subsequent to June 30, 2024.
Cash requirements for known contractual and other obligations
The following table presents significant cash requirements for known contractual and other obligations as of June 30, 2024:

(in thousands)	Short-term	Long-term	Total
Senior unsecured notes(1)	$135,279	$2,417,973	$2,553,252
Senior Secured Credit Facility	—	90,000	90,000
Asset retirement obligations	2,401	84,149	86,550
Firm transportation commitments	18,133	31,746	49,879
Operating lease commitments(2)	86,674	64,682	151,356
Total	$242,487	$2,688,550	$2,931,037
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
Cash flows
The following table presents our cash flows for the periods presented and the corresponding changes for such periods:

	Six months ended June 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Net cash provided by operating activities	$496,991	$365,013	$131,978	36%
Net cash used in investing activities	(432,335)	(838,820)	406,485	48%
Net cash (used in) provided by financing activities	(22,153)	501,068	(523,221)	(104)%
Net increase in cash and cash equivalents	$42,503	$27,261	$15,242	56%
Cash flows from operating activities
Net cash provided by operating activities increased during the six months ended June 30, 2024, compared to the same period in 2023. Notable cash changes include (i) an increase in total oil, NGL and natural gas sales revenues of $305.5 million, partially offset by (ii) an increase of $111.6 million in lease operating expenses and (iii) a decrease of $26.7 million related to net settlements for matured derivatives. For additional information on changes in revenues and expenses, see "—Results of operations."
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

Table of Content
Cash flows from investing activities
Net cash used in investing activities decreased for the six months ended June 30, 2024, compared to the same period in 2023, mainly due to our acquisitions of oil and natural gas properties in 2023, partially offset by an increase in capital expenditures as a result of increased drilling and completions activity. For further discussion of our acquisitions of oil and natural gas properties, see Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report.
We currently expect capital investments for 2024 to be in the approximate range of $820.0 million to $870.0 million. We will continue to monitor commodity prices and service costs and adjust activity levels in order to proactively manage our cash flows and preserve liquidity. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.
The following tables present the components of our capital investments, excluding non-budgeted acquisition costs, for the periods presented and the corresponding changes for such periods:

	Six months ended June 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Oil and natural gas properties(1)	$418,786	$328,464	$90,322	27%
Midstream and other fixed assets(1)	9,124	7,769	1,355	17%
Total capital investments, excluding non-budgeted acquisition costs	$427,910	$336,233	$91,677	27%
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
Cash flows from financing activities
For the six months ended June 30, 2024, $22.2 million of net cash was used in financing activities compared to $501.1 million of net cash provided by financing activities for the same period in 2023. Notable 2024 activity includes (i) proceeds from the issuance of our senior unsecured notes of $1.0 billion, (ii) extinguishment of our January 2028 Notes of $952.2 million, (iii) payments on our Senior Secured Credit Facility of $450.0 million, (iv) borrowings on our Senior Secured Credit Facility of $405.0 million and (v) payments for debt issuance costs of $20.3 million. For further discussion of our financing activities related to debt instruments, see Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report.
Sources of Liquidity
Senior Secured Credit Facility
As of June 30, 2024, the Senior Secured Credit Facility, which matures on September 13, 2027, had a maximum credit amount of $3.0 billion, a borrowing base of $1.5 billion and an aggregate elected commitment $1.35 billion, with $90.0 million outstanding, and was subject to an interest rate of 7.694%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which we were in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of June 30, 2024 and December 31, 2023, we had no letters of credit outstanding under the Senior Secured Credit Facility.
See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our Senior Secured Credit Facility.

Table of Content
Supplemental Guarantor information
As of June 30, 2024, approximately $1.6 billion of our senior unsecured notes remained outstanding. Our wholly-owned subsidiary, Vital Midstream Services, LLC (the "Guarantor"), jointly and severally, and fully and unconditionally, guarantees all of our outstanding senior unsecured notes.
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
There have been no changes to our identified critical accounting estimates during the six months ended June 30, 2024. See our critical accounting estimates in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Annual Report. See "Commodity prices, reserves and full cost ceiling test" for additional discussion our full cost ceiling calculation.

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
The fair values of our open commodity positions are largely determined by the relevant forward commodity price curves of the indexes associated with our open derivative positions. The following table provides a sensitivity analysis of the projected incremental effect on income or loss before income taxes of a hypothetical 10% change in the relevant forward commodity price curves of the indexes associated with our open commodity positions as of June 30, 2024:

(in thousands)	As of June 30, 2024
Commodity derivative liability position	$(8,846)
Impact of a 10% increase in forward commodity prices	$(172,741)
Impact of a 10% decrease in forward commodity prices	$168,822
See Notes 8 and 9 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our commodity derivatives. For additional discussion of our quantitative and qualitative disclosures about market risk, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2023 Annual Report.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our senior unsecured notes bear interest at fixed rates. The interest rate on our Senior Secured Credit Facility as of June 30, 2024 was 7.694%. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our debt. The interest rate on borrowings may be based on an alternate base rate or term secured overnight financing rate ("Term SOFR"), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the "prime rate" (as publicly announced by Wells Fargo Bank, N.A.) in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our Senior Secured Credit Facility) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. Interest on Term SOFR loans is equal to the sum of (a)(i) the Term SOFR (as defined in our Senior Secured Credit Facility) rate for such period plus (ii) the Term SOFR Adjustment (as defined in our Senior Secured Credit Facility) of 0.1% (in the case of clause (a), subject to a floor of 0%) plus (b) the applicable margin. The applicable margin varies from 1.25% to 2.25% on alternate base rate borrowings and from 2.25% to 3.25% on Term SOFR borrowings, in each case, depending on our utilization ratio. At June 30, 2024, the applicable margin on our borrowings were 1.25% for alternate base rate borrowings and 2.25% for Term SOFR borrowings.

Table of Content
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Vital Energy's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Vital Energy's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Vital Energy's disclosure controls and procedures were effective as of June 30, 2024. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Vital Energy's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
The following table summarizes purchases of common stock by Vital Energy for the periods presented:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value that may yet be purchased under the program as of the respective period-end date(2)
April 1, 2024 - April 30, 2024	127	$52.64	—	$200,000,000
May 1, 2024 - May 31, 2024	38	$50.94	—	$200,000,000
June 1, 2024 - June 30, 2024	15	$42.78	—	$200,000,000
Total	180		—
______________________________________________________________________________
(1)Represents shares that were withheld by us to satisfy tax withholding obligations that arose upon the lapse of restrictions on certain equity-based compensation awards, namely restricted stock awards.
(2)On May 31, 2022, our board of directors authorized a $200.0 million share repurchase program commencing on the date of such announcement and continuing through and including May 27, 2024. On May 23, 2024, our board of directors approved an amendment to the share repurchase program to (i) increase the shares of Common Stock which the Company may purchase by $37.3 million, resulting in aggregate authorization of $237.3 million, and (ii) extend the expiration date to May 22, 2026. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, including under plans complying with Rule 10b5-1 of the Exchange Act, and privately negotiated transactions. During the three months ended June 30, 2024, no shares were repurchased.
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
Item 5.    Other Information
Rule 10b5-1 Trading Arrangement Changes
Certain of our officers and directors have trading arrangements for the sale or purchase of Vital Energy, Inc. common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The following table summarizes changes to such arrangements during the three months ended June 30, 2024:

Name and title of director or officer	Type of change	Date of adoption	Date of termination	Duration of trading arrangement	Potential aggregate number of securities to be purchased (sold) pursuant to the trading arrangement
Mark Denny Executive Vice President-General Counsel & Secretary	Adoption	May 30, 2024	N/A	October 9, 2024	(5,145)
Bryan Lemmerman Executive Vice President and Chief Financial Officer	Adoption	June 11, 2024	N/A	March 31, 2025	(10,000)
Katie Hill Senior Vice President and Chief Operating Officer	Adoption	June 11, 2024	N/A	October 9, 2024	(1,502)
Other than as described above, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarterly period ended June 30, 2024.

Item 6.    Exhibits

		Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filing Date
2.1	Purchase and Sale Agreement, dated September 13, 2023, by and among Vital Energy, Inc. and Henry Resources LLC, Henry Energy LP and Moriah Henry Partners LLC.^	8-K	2.1	9/13/2023
2.2	Purchase and Sale Agreement, dated July 27, 2024, by and among Vital Energy, Inc. and Northern Oil and Gas, Inc., as Purchaser, and Point Energy Partners Petroleum, LLC, Point Energy Partners Operating, LLC, Point Energy Partners Water, LLC and Point Energy Partners Royalty, LLC, as Seller.^	8-K	2.1	7/29/2024
2.3	Purchase and Sale Agreement by and between Vital Energy, Inc. and Driftwood Energy Operating, LLC, dated as of February 14, 2023.	8-K	2.1	2/15/2023
2.4	Purchase and Sale Agreement, dated May 11, 2023, by and among Vital Energy, Inc. and Northern Oil and Gas, Inc., as Purchasers, and Forge Energy II, Delaware LLC, as Seller.^	8-K	2.1	5/17/2023
3.1	Second Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated as of May 28, 2024.	8-K	3.1	5/28/2024
3.2	Certificate of Ownership and Merger, dated as of December 30, 2013.	8-K	3.1	1/6/2014
3.3	Fourth Amended and Restated Bylaws of Vital Energy, Inc., adopted January 9, 2023.	8-K	3.2	1/9/2023
3.4	Certificate of Designations of 2.0% Cumulative Mandatorily Convertible Series A Preferred Stock of Vital Energy, Inc., as filed with the Secretary of State of the State of Delaware on September 13, 2023.	8-K	3.1	9/19/2023
3.5	Certificate of Amendment to Certificate of Designations of 2.0% Cumulative Mandatorily Convertible Series A Preferred Stock of Vital Energy, Inc. dated as of November 3, 2023.	8-K	3.1	11/6/2023
4.1	Form of Common Stock Certificate.	8-A12B/A	4.1	1/7/2014
4.2	Indenture, dated as of March 18, 2015, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	9/25/2023
4.3	Indenture, dated as of July 16, 2021, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	7/16/2021
4.4	Fifth Supplemental Indenture, dated as of September 25, 2023, among Vital Energy, Inc., Vital Midstream Services, LLC and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.2	9/25/2023
4.5	Indenture, dated as of March 28, 2024, among Vital Energy, Inc., Vital Midstream Services, LLC and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.1	3/28/2024
10.1	Vital Energy, Inc. Amended and Restated Omnibus Equity Incentive Plan, dated May 23, 2024.	8-K	10.1	5/28/2024
10.2	Twelfth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of May 8, 2024, among Vital Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Vital Midstream Services, LLC, as guarantor, and the banks signatory thereto.^	10-Q	10.6	5/9/2024
22.1	List of Issuers and Guarantor Subsidiaries.	10-K	22.1	3/11/2024
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101
The following financial information from Vital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements.

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

VITAL ENERGY, INC.

Date: August 7, 2024	By:	/s/ Jason Pigott
Jason Pigott
President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2024	By:	/s/ Bryan J. Lemmerman
Bryan J. Lemmerman
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: August 7, 2024	By:	/s/ Stephen L. Faulkner, Jr.
Stephen L. Faulkner, Jr.
Vice President and Chief Accounting Officer
(principal accounting officer)