Form 10-Q
period 2024-09-30
Vital Energy, Inc.
filed 2024-11-06
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2024
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of November 1, 2024: 38,152,944

VITAL ENERGY, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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
v

•ongoing war and political instability in Ukraine, Israel and the Middle East and the effects of such conflicts on the global hydrocarbon market and supply chains;
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
•U.S. and international economic conditions and legal, tax, political and administrative developments, including the effects of energy, trade and environmental policies and existing and future laws and government regulations as well as volatility in the political, legal and regulatory environments as a result of the U.S. presidential election;
•our ability to comply with federal, state and local regulatory requirements;
•the impact of repurchases, if any, of securities from time to time;
•our ability to maintain the health and safety of, as well as recruit and retain, qualified personnel necessary to operate our business;
•evolving cybersecurity risks such as those involving unauthorized access, denial-of-service attacks, third-party service provider failures, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing attacks, ransomware, social engineering, physical breaches or other actions;
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

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Vital Energy, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$22,192	$14,061
Accounts receivable, net	224,958	238,773
Derivatives	146,074	99,336
Other current assets	26,038	18,749
Total current assets	419,262	370,919
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	13,352,711	11,799,155
Unevaluated properties not being depleted	241,410	195,457
Less: accumulated depletion and impairment	(8,276,433)	(7,764,697)
Oil and natural gas properties, net	5,317,688	4,229,915
Midstream and other fixed assets, net	133,784	130,293
Property and equipment, net	5,451,472	4,360,208
Derivatives	75,645	51,071
Operating lease right-of-use assets	132,132	144,900
Deferred income taxes	137,277	188,836
Other noncurrent assets, net	35,223	33,647
Total assets	$6,251,011	$5,149,581
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$164,540	$159,892
Accrued capital expenditures	108,977	91,937
Undistributed revenue and royalties	188,611	194,307
Operating lease liabilities	86,795	70,651
Other current liabilities	77,409	78,802
Total current liabilities	626,332	595,589
Long-term debt, net	2,433,271	1,609,424
Asset retirement obligations	87,995	81,680
Operating lease liabilities	41,566	71,343
Other noncurrent liabilities	6,006	6,288
Total liabilities	3,195,170	2,364,324
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, and zero and 595,104 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	6
Common stock, $0.01 par value, 80,000,000 shares authorized, and 38,168,725 and 35,413,551 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	382	354
Additional paid-in capital	3,819,118	3,733,775
Accumulated deficit	(763,659)	(948,878)
Total stockholders' equity	3,055,841	2,785,257
Total liabilities and stockholders' equity	$6,251,011	$5,149,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Oil sales	$416,668	$375,166	$1,274,119	$940,982
NGL sales	41,807	38,303	128,752	97,196
Natural gas sales	(9,724)	21,234	3,150	48,260
Sales of purchased oil	8,986	3	8,986	14,192
Other operating revenues	1,497	808	2,937	2,453
Total revenues	459,234	435,514	1,417,944	1,103,083
Costs and expenses:
Lease operating expenses	107,686	66,040	327,156	173,939
Production and ad valorem taxes	27,244	27,360	84,937	69,498
Oil transportation and marketing expenses	12,445	10,795	34,477	32,391
Gas gathering, processing and transportation expenses	4,602	371	12,066	371
Costs of purchased oil	9,331	101	9,331	14,856
General and administrative	22,005	28,641	74,934	73,053
Depletion, depreciation and amortization	187,063	120,499	527,468	310,618
Other operating expenses, net	1,754	1,703	5,365	4,538
Total costs and expenses	372,130	255,510	1,075,734	679,264
Gain on disposal of assets, net	839	149	1,005	540
Operating income	87,943	180,153	343,215	424,359
Non-operating income (expense):
Gain (loss) on derivatives, net	226,553	(135,321)	82,064	(132,875)
Interest expense	(40,119)	(39,305)	(124,230)	(99,388)
Loss on extinguishment of debt, net	—	—	(66,115)	—
Other income, net	1,247	1,739	5,921	3,697
Total non-operating income (expense), net	187,681	(172,887)	(102,360)	(228,566)
Income before income taxes	275,624	7,266	240,855	195,793
Income tax benefit (expense)	(60,324)	(2,373)	(54,984)	217,851
Net income	215,300	4,893	185,871	413,644
Preferred stock dividends	—	—	(652)	—
Net income available to common stockholders	$215,300	$4,893	$185,219	$413,644
Net income per common share:
Basic	$5.75	$0.27	$5.08	$23.44
Diluted	$5.73	$0.26	$4.97	$23.32
Weighted-average common shares outstanding:
Basic	37,459	18,455	36,472	17,646
Diluted	37,580	18,569	37,370	17,740

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Preferred Stock		Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2023	595	$6	35,414	$354	$3,733,775	—	$—	$(948,878)	$2,785,257
Restricted stock awards	—	—	445	5	—	—	—	—	5
Restricted stock forfeitures	—	—	(5)	—	(4)	—	—	—	(4)
Stock exchanged for tax withholding	—	—	(72)	(1)	(3,410)	72	3,411	—	—
Retirement of treasury stock	—	—	—	—	—	(72)	(3,411)	—	(3,411)
Share-settled equity-based compensation	—	—	—	—	4,348	—	—	—	4,348
Equity issued for acquisition of oil and natural gas properties	980	10	879	9	78,721	—	—	—	78,740
Net loss	—	—	—	—	—	—	—	(66,131)	(66,131)
Balance, March 31, 2024	1,575	16	36,661	367	3,813,430	—	—	(1,015,009)	2,798,804
Restricted stock awards	—	—	13	—	—	—	—	—	—
Restricted stock forfeitures	—	—	(8)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	—	(9)	—	9	—	—
Retirement of treasury stock	—	—	—	—	—	—	(9)	—	(9)
Share-settled equity-based compensation	—	—	—	—	4,865	—	—	—	4,865
Equity issued for acquisition of oil and natural gas properties	—	—	(76)	(1)	(3,811)	—	—	—	(3,812)
Preferred stock conversion	(1,575)	(16)	1,575	16	—	—	—	—	—
Preferred stock dividend paid	—	—	—	—	—	—	—	(652)	(652)
Net income	—	—	—	—	—	—	—	36,702	36,702
Balance, June 30, 2024	—	—	38,165	382	3,814,475	—	—	(978,959)	2,835,898
Restricted stock awards	—	—	12	—	—	—	—	—	—
Restricted stock forfeitures	—	—	(5)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	(3)	—	(113)	3	113	—	—
Retirement of treasury stock	—	—	—	—	—	(3)	(113)	—	(113)
Share-settled equity-based compensation	—	—	—	—	4,756	—	—	—	4,756
Net income	—	—	—	—	—	—	—	215,300	215,300
Balance, September 30, 2024	—	$—	38,169	$382	$3,819,118	—	$—	$(763,659)	$3,055,841

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Preferred Stock		Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2022	—	$—	16,762	$168	$2,754,085	—	$—	$(1,643,507)	$1,110,746
Restricted stock awards	—	—	315	3	(3)	—	—	—	—
Restricted stock forfeitures	—	—	(3)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	(49)	(1)	(2,458)	49	2,459	—	—
Retirement of treasury stock	—	—	—	—	—	(49)	(2,459)	—	(2,459)
Share-settled equity-based compensation	—	—	—	—	3,141	—	—	—	3,141
Net income	—	—	—	—	—	—	—	113,940	113,940
Balance, March 31, 2023	—	—	17,025	170	2,754,765	—	—	(1,529,567)	1,225,368
Restricted stock awards	—	—	6	—	—	—	—	—	—
Restricted stock forfeitures	—	—	(9)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	(7)	—	(385)	7	385	—	—
Retirement of treasury stock	—	—	—	—	—	(7)	(385)	—	(385)
Share-settled equity-based compensation	—	—	—	—	3,711	—	—	—	3,711
Equity issued for acquisition of oil and natural gas properties	—	—	1,579	16	80,052	—	—	—	80,068
Net income	—	—	—	—	—	—	—	294,811	294,811
Balance, June 30, 2023	—	—	18,594	186	2,838,143	—	—	(1,234,756)	1,603,573
Restricted stock awards	—	—	6	—	—	—	—	—	—
Restricted stock forfeitures	—	—	(7)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	(4)	—	(212)	4	212	—	—
Retirement of treasury stock	—	—	—	—	—	(4)	(212)	—	(212)
Share-settled equity-based compensation	—	—	—	—	3,807	—	—	—	3,807
Issuance of common stock, net of costs	—	—	3,163	32	160,971	—	—	—	161,003
Net income	—	—	—	—	—	—	—	4,893	4,893
Balance, September 30, 2023	—	$—	21,752	$218	$3,002,709	—	$—	$(1,229,863)	$1,773,064

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$185,871	$413,644
Adjustments to reconcile net income to net cash provided by operating activities:
Share-settled equity-based compensation, net	11,248	8,402
Depletion, depreciation and amortization	527,468	310,618
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(82,064)	132,875
Settlements received (paid) for matured derivatives, net	10,751	(14,320)
Loss on extinguishment of debt, net	66,115	—
Deferred income tax (benefit) expense	52,278	(220,149)
Other, net	19,608	8,311
Changes in operating assets and liabilities:
Accounts receivable, net	13,815	(38,807)
Other current assets	(7,667)	(9,589)
Other noncurrent assets, net	(836)	1,266
Accounts payable and accrued liabilities	(21,281)	4,243
Undistributed revenue and royalties	(19,593)	199
Other current liabilities	(1,432)	(12,846)
Other noncurrent liabilities	(11,125)	(4,625)
Net cash provided by operating activities	743,156	579,222
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net	(831,225)	(540,129)
Capital expenditures:
Oil and natural gas properties	(633,279)	(455,046)
Midstream and other fixed assets	(16,630)	(10,692)
Proceeds from dispositions of capital assets, net of selling costs	2,741	2,343
Other, net	(1,776)	2,082
Net cash used in investing activities	(1,480,169)	(1,001,442)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	1,440,000	630,000
Payments on Senior Secured Credit Facility	(715,000)	(700,000)
Issuance of senior unsecured notes	1,001,500	897,710
Extinguishment of debt	(952,214)	—
Proceeds from issuance of common stock, net of offering costs	—	161,003
Stock exchanged for tax withholding	(3,533)	(3,056)
Payments for debt issuance costs	(21,738)	(16,331)
Other, net	(3,871)	(1,846)
Net cash provided by financing activities	745,144	967,480
Net increase in cash and cash equivalents	8,131	545,260
Cash and cash equivalents, beginning of period	14,061	44,435
Cash and cash equivalents, end of period	$22,192	$589,695
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Vital Energy, Inc.
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
Significant accounting policies
There have been no material changes in the Company's significant accounting policies during the nine months ended September 30, 2024.
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
The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling as of September 30, 2024 or September 30, 2023. As such, no full cost ceiling impairments were recorded during the nine months ending September 30, 2024 and September 30, 2023. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in future periods. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, changes in oilfield service costs, potential recognition of additional proved undeveloped reserves, transfers of unevaluated properties and other factors will determine the Company's actual ceiling test calculation and impairment analysis in future periods. As a result, the Company could incur a material non-cash full cost ceiling impairment in future quarters, which would have an adverse effect on its statement of operations.
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
Note 2—New accounting standards
The Company considered the applicability and impact of all Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") to the Accounting Standards Codification. ASUs not discussed were assessed and determined to be either not applicable, the effects of adoption are not expected to be material or are clarifications of ASUs previously disclosed. There were no new material ASUs adopted during the nine months ended September 30, 2024. See below for discussion of ASUs not yet adopted.
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
Note 3—Acquisitions
2024 acquisitions
Point Acquisition
On September 20, 2024 (the "Point Closing Date"), the Company, together with Northern Oil and Gas, Inc. ("NOG"), purchased certain oil and natural gas properties located in the Delaware Basin with an effective date of April 1, 2024 from Point Energy Partners Petroleum, LLC, Point Energy Partners Operating, LLC, Point Energy Partners Water, LLC and Point Energy Partners Royalty, LLC (collectively, “Point”) for an aggregate purchase price of $1.0 billion in cash, including closing adjustments (the "Point Acquisition"). The Company agreed to purchase 80% of the acquired assets, consisting of approximately 16,300 net acres in Ward and Winkler Counties, and will operate the assets, and NOG agreed to purchase the remaining 20% of the assets. The Company's portion of the aggregate preliminary purchase price was $833.8 million, which consisted of (i) $816.1 million in cash and (ii) $17.7 million of estimated transaction-related expenses. The purchase price is subject to additional post-closing adjustments. Based on the relative fair values on the Point Closing Date, the acquired assets and liabilities assumed were allocated as follows: (i) $791.7 million to evaluated properties, (ii) $52.7 million to unevaluated properties, (iii) $5.2 million to revenue suspense liabilities, (iv) $2.9 million to asset retirement obligation liabilities and (v) $2.5 million to property tax liabilities. The Point Acquisition was accounted for as an asset acquisition, as substantially all the gross assets acquired are concentrated in a group of similar identifiable assets.
PEP Acquisition
On February 2, 2024 (the "PEP Closing Date"), the Company purchased additional working interests in producing properties associated with the Henry Acquisition (as defined herein), with an effective date of August 1, 2023 (the "PEP Acquisition")

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
through PEP Henry Production Partners LP, PEP HPP Jubilee SPV LP, PEP PEOF Dropkick SPV, LLC, PEP HPP Dropkick SPV LP and HPP Acorn SPV LP. The aggregate purchase price of $77.6 million consisted of (i) 878,690 shares of the Company's common stock, par value $0.01 per share ("Common Stock") based upon the share price as of the PEP Closing Date, (ii) 980,272 shares of the Company's 2.0% Cumulative Mandatorily Convertible Series A Preferred Stock, par value $0.01 per share ("Preferred Stock") based upon the share price as of the PEP Closing Date, (iii) $1.8 million cash consideration received for closing adjustments and (iv) $0.6 million in transaction-related expenses, inclusive of post-closing adjustments. The PEP Acquisition was accounted for as an asset acquisition, as substantially all the gross assets acquired are concentrated in a group of similar identifiable assets. The 980,272 shares of Preferred Stock were subsequently converted to an equal number of shares of Common Stock on May 23, 2024. See Note 5 for further discussion of the Preferred Stock conversion.
The "Henry Acquisition," which closed on November 5, 2023, consisted of the purchase of certain oil and natural gas properties in the Midland and Delaware basins, and was accounted for as a business combination. See Note 4 in the 2023 Annual Report for additional discussion of the Henry Acquisition and the Company's 2023 asset acquisitions.
2023 acquisitions
Forge Acquisition
On June 30, 2023, the Company purchased certain oil and natural gas properties located in the Delaware Basin, including approximately 24,000 net acres in Pecos, Reeves and Ward Counties, and related assets and contracts, with an effective date of March 1, 2023 from Forge Energy II Delaware, LLC. The aggregate purchase price of $397.5 million consisted of (i) $389.9 million in cash and (ii) $7.6 million in transaction-related expenses.
Driftwood Acquisition
On April 3, 2023 (the "Driftwood Closing Date"), the Company purchased certain oil and natural gas properties in the Midland Basin, including approximately 11,200 net acres located in Upton and Reagan Counties and related assets and contracts, inclusive of derivatives, with an effective date of January 1, 2023 (the "Driftwood Acquisition") from Driftwood Energy Operating, LLC. The aggregate purchase price of $201.7 million consisted of (i) $117.4 million of cash, (ii) 1,578,948 shares of Common Stock based upon the share price as of the Driftwood Closing Date and (iii) $4.2 million in transaction-related expenses.
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
(Unaudited)

Note 4—Debt
Long-term debt, net
The following table presents the Company's long-term debt and unamortized debt issuance costs, discounts and premiums included in "Long-term debt, net" on the consolidated balance sheets as of the dates presented:

(in thousands)	September 30, 2024	December 31, 2023
10.125% senior unsecured notes due 2028	$—	$700,309
7.750% senior unsecured notes due 2029	298,214	298,214
9.750% senior unsecured notes due 2030	302,364	500,000
7.875% senior unsecured notes due 2032	1,000,000	—
Senior Secured Credit Facility	860,000	135,000
Total long-term debt	2,460,578	1,633,523
Unamortized debt issuance costs(1)	(25,463)	(21,800)
Unamortized discounts	(3,267)	(6,068)
Unamortized premiums	1,423	3,769
Total long-term debt, net	$2,433,271	$1,609,424
______________________________________________________________________________
(1)Unamortized debt issuance costs related to the Senior Secured Credit Facility of $13.3 million and $14.1 million as of September 30, 2024 and December 31, 2023, respectively, are included in "Other noncurrent assets, net" on the consolidated balance sheets.
Senior Secured Credit Facility
On September 20, 2024, in connection with the closing of the Point Acquisition, the Company entered into the Thirteenth Amendment to the Senior Secured Credit Facility (the "Thirteenth Amendment"). The Thirteenth Amendment, among other things, increased the aggregate elected commitment to $1.5 billion under the Senior Secured Credit Facility. See Note 3 for additional discussion of the Point Acquisition.
As of September 30, 2024, the Senior Secured Credit Facility, which matures on September 13, 2027, had a maximum credit amount of $3.0 billion, a borrowing base and an aggregate elected commitment of $1.5 billion, and an outstanding balance of $860.0 million subject to a weighted-average interest rate of 8.093%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of September 30, 2024 and December 31, 2023, the Company had no letters of credit outstanding under the Senior Secured Credit Facility. For additional information see Note 7 in the 2023 Annual Report. See Note 14 for discussion of additional borrowings and repayments on the Senior Secured Credit Facility subsequent to September 30, 2024.
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
The following table presents the components of the Company's loss on extinguishment of debt during the period presented:

(in thousands)	Nine months ended September 30, 2024
Principal amount tendered or redeemed	$897,945
Extinguishment of debt(1)	(952,214)
Early tender or redemption premiums	(54,269)
Write-off of debt issuance costs	(13,121)
Write-off of issuance discount	(2,311)
Write-off of issuance premium	3,586
Loss on extinguishment of debt, net(2)	$(66,115)
______________________________________________________________________________
(1)Amounts are included in "Extinguishment of debt" in cash flows from financing activities on the consolidated statements of cash flows.
(2)Amounts are included in "Loss on extinguishment of debt, net" on the consolidated statements of operations.
No loss on extinguishment of debt was recorded during the three months ended September 30, 2024.
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
Condensed notes to the consolidated financial statements
(Unaudited)
Share repurchase program
On May 31, 2022, the Company's board of directors authorized a $200.0 million share repurchase program. The repurchase program commenced in May 2022 and was originally set to expire in May 2024. On May 23, 2024, the board of directors approved an amendment to the share repurchase program to (i) increase the shares of Common Stock which the Company may purchase to a total aggregate authorization of $237.3 million, and (ii) extend the expiration date to May 22, 2026. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, including under plans complying with Rule 10b5-1 of the Exchange Act, and privately negotiated transactions. The timing and actual number of share repurchases will depend upon several factors, including market conditions, business conditions, the trading price of the Company's common stock and the nature of other investment opportunities available to the Company. No shares were repurchased during the nine months ended September 30, 2024 and 2023.
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
See Note 9 in the 2023 Annual Report for additional discussion of the Company's equity-based compensation awards.
The following table presents activity for equity-based compensation awards for the nine months ended September 30, 2024:

	Equity Awards		Liability Awards
(in thousands)	Restricted Stock Awards	Performance Share Awards	Performance Unit Awards(1)(2)
Outstanding as of December 31, 2023	472	48	158
Granted	470	—	141
Forfeited	(18)	—	—
Vested	(222)	—	(83)
Outstanding as of September 30, 2024	702	48	216
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
As of September 30, 2024, total unrecognized cost related to equity-based compensation awards was $28.5 million, of which $4.0 million was attributable to liability awards which will be settled in cash rather than shares. Such cost will be recognized on a straight-line basis over an expected weighted-average period of 1.95 years.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Equity-based compensation
The following table reflects equity-based compensation expense for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Equity awards:
Restricted stock awards	$4,421	$3,272	$12,615	$9,311
Performance share awards	335	535	1,354	1,348
Total share-settled equity-based compensation, gross	4,756	3,807	13,969	10,659
Less amounts capitalized	(943)	(870)	(2,721)	(2,257)
Total share-settled equity-based compensation, net	3,813	2,937	11,248	8,402
Liability awards:
Performance unit awards and phantom unit awards	(411)	2,507	1,816	4,332
Total cash-settled equity-based compensation, gross	(411)	2,507	1,816	4,332
Less amounts capitalized	—	—	(14)	(50)
Total cash-settled equity-based compensation, net	(411)	2,507	1,802	4,282
Total equity-based compensation, net	$3,402	$5,444	$13,050	$12,684

Table of Contents	Vital Energy, Inc.
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
The following table reflects the calculations of basic and diluted (i) weighted-average common shares outstanding and (ii) net income per common share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except for per share data)	2024	2023	2024	2023
Net income	$215,300	$4,893	$185,871	$413,644
Less: Preferred Stock dividends	—	—	(652)	—
Net income available to common stockholders	$215,300	$4,893	$185,219	$413,644
Weighted-average common shares outstanding:
Basic	37,459	18,455	36,472	17,646
Dilutive non-vested restricted stock awards	102	112	108	93
Dilutive non-vested performance share awards(1)	19	2	13	1
Dilutive preferred stock	—	—	777	—
Diluted	37,580	18,569	37,370	17,740
Net income per common share:
Basic	$5.75	$0.27	$5.08	$23.44
Diluted	$5.73	$0.26	$4.97	$23.32

Anti-dilutive weighted-average common shares outstanding(2):
Non-vested restricted stock awards	396	270	104	268
_____________________________________________________________________________
(1)The dilutive effect of the non-vested performance shares for the three and nine months ended September 30, 2023 and 2024 were calculated assuming each respective performance period ended on September 30, 2023 and 2024.
(2)Shares excluded from the diluted net income per common share calculation because their effect would be anti-dilutive.
Note 8—Derivatives
The Company has two types of derivative instruments as of September 30, 2024: (i) commodity derivatives and (ii) a contingent consideration derivative. See Note 9 for discussion of fair value measurement of derivatives on a recurring basis and Note 14 for discussion of derivatives subsequent events. The Company's derivatives were not designated as hedges for accounting purposes, and the Company does not enter into such instruments for speculative trading purposes. Accordingly, the changes in derivative fair values are recognized in "Gain (loss) on derivatives, net" under "Non-operating income (expense)" on the consolidated statements of operations.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes components of the Company's gain (loss) on derivatives, net by type of derivative instrument for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Commodity	$237,103	$(138,946)	$90,693	$(137,554)
Contingent consideration	(10,550)	3,625	(8,629)	4,679
Gain (loss) on derivatives, net	$226,553	$(135,321)	$82,064	$(132,875)
Commodity
Due to the inherent volatility in oil, NGL and natural gas prices and the sometimes wide pricing differentials between where the Company produces and where the Company sells such commodities, the Company engages in commodity derivative transactions, such as puts, swaps, collars and basis swaps, to hedge price risk associated with a portion of the Company's anticipated sales volumes. By removing a portion of the price volatility associated with future sales volumes, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. During the nine months ended September 30, 2024, the Company’s derivatives were settled based on reported prices on commodity exchanges, with (i) oil derivatives settled based on WTI NYMEX, Argus WTI Midland and Argus WTI Formula Basis pricing, (ii) NGL derivatives settled based on Mont Belvieu OPIS pricing and (iii) natural gas derivatives settled based on Henry Hub NYMEX and Waha Inside FERC pricing.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes open commodity derivative positions as of September 30, 2024, for commodity derivatives that were entered into through September 30, 2024, for the settlement periods presented:

	Remaining Year 2024	Year 2025	Year 2026
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	4,957,200	15,410,000	4,005,000
Weighted-average price ($/Bbl)	$76.71	$74.85	$71.42
WTI NYMEX - Three-way Collars:
Volume (Bbl)	48,500	—	—
Weighted-average sold put price ($/Bbl)	$50.00	$—	$—
Weighted-average floor price ($/Bbl)	$66.45	$—	$—
Weighted-average ceiling price ($/Bbl)	$87.05	$—	$—
Argus WTI Midland to Argus WTI Formula Basis - Basis Swaps:
Volume (Bbl)	65,700	—	—
Weighted-average differential ($/Bbl)	$0.12	$—	$—
Natural gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	6,558,250	—	—
Weighted-average price ($/MMBtu)	$3.47	$—	$—
Waha Inside FERC - Swaps:
Volume (MMBtu)	—	35,405,000	33,580,000
Weighted-average price ($/MMBtu)	$—	$2.34	$2.53
Henry Hub NYMEX - Collars:
Volume (MMBtu)	149,511	—	—
Weighted-average floor price ($/MMBtu)	$3.40	$—	$—
Weighted-average ceiling price ($/MMBtu)	$6.12	$—	$—
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	6,707,761	—	—
Weighted-average differential ($/MMBtu)	$(0.74)	$—	$—
Contingent consideration
On May 7, 2021, the Company entered into a purchase and sale agreement (the "Sixth Street PSA"), to sell 37.5% of the Company's working interest in certain producing wellbores and the related properties primarily located within Glasscock and Reagan Counties, Texas. The Sixth Street PSA provides for potential contingent payments to be paid to the Company if certain cash flow targets are met related to divested oil and natural gas property operations (the "Sixth Street Contingent Consideration"). The Sixth Street Contingent Consideration provides the Company with the right to receive up to a maximum of $93.7 million in additional cash consideration, comprised of potential quarterly payments through June 2027 totaling up to $38.7 million and a potential balloon payment of $55.0 million in June 2027. As of September 30, 2024, the Company had received life-to-date contingent consideration payments of $4.3 million, with maximum remaining potential cash consideration totaling $80.4 million. The estimated fair value of the Sixth Street Contingent Consideration was $22.5 million as of September 30, 2024 and $31.1 million as of December 31, 2023.

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
Balance sheet presentation
The following tables present the Company's derivatives by (i) balance sheet classification, (ii) derivative type and (iii) fair value hierarchy level, and provide a total, on a gross basis and a net basis reflected in "Derivatives" on the consolidated balance sheets as of the dates presented:

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$147,720	$—	$147,720	$(2,461)	$145,259
Contingent consideration	—	—	815	815	—	815
Noncurrent:
Commodity	—	54,514	—	54,514	(531)	53,983
Contingent consideration	—	—	21,662	21,662	—	21,662
Liabilities:
Current:
Commodity	—	(2,461)	—	(2,461)	2,461	—
Noncurrent:
Commodity	—	(531)	—	(531)	531	—
Net derivative asset positions	$—	$199,242	$22,477	$221,719	$—	$221,719

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$106,067	$—	$106,067	$(9,032)	$97,035
Contingent consideration	—	—	2,301	2,301	—	2,301
Noncurrent:
Commodity	—	22,266	—	22,266	—	22,266
Contingent consideration	—	—	28,805	28,805	—	28,805
Liabilities:
Current:
Commodity	—	(9,032)	—	(9,032)	9,032	—
Net derivative asset positions	$—	$119,301	$31,106	$150,407	$—	$150,407
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
The following table summarizes the changes in contingent consideration derivatives classified as Level 3 measurements for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Balance of Level 3 at beginning of period	$33,027	$26,239	$31,106	$26,640
Change in Sixth Street Contingent Consideration fair value	(10,550)	3,625	(8,629)	4,679
Settlements realized(1)	—	(47)	—	(1,502)
Balance of Level 3 at end of period	$22,477	$29,817	$22,477	$29,817
_____________________________________________________________________________
(1)For the nine months ended September 30, 2024 and 2023, any settlements are included in "Other, net" in cash flows from investing activities on the consolidated statements of cash flows.
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
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	September 30, 2024		December 31, 2023
(in thousands)	Carrying amount(1)	Fair value(2)	Carrying amount(1)	Fair value(2)
Debt	$2,460,578	$2,446,473	$1,633,523	$1,658,686
______________________________________________________________________________
(1)Amounts presented do not include issuance premiums or discounts.
(2)The fair values of the outstanding notes were determined using the Level 2 fair value hierarchy quoted market prices for each respective instrument as of September 30, 2024 and December 31, 2023. The fair values of the outstanding debt under the Senior Secured Credit Facility approximated their carrying value based on short-term floating interest rates available to the Company at the time.
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
Condensed notes to the consolidated financial statements
(Unaudited)
The Company has committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. As of September 30, 2024, future firm sale and transportation commitments of $99.3 million are expected to be satisfied and, as such, are not recorded as a liability on the consolidated balance sheet.
The Company has committed to take delivery of processed sand, which is utilized in the Company's completions activities, at specified prices through 2026. As of September 30, 2024, future purchase commitments under the terms of these agreements are estimated to be $42.3 million,
Note 11—Supplemental cash flow and non-cash information
The following table presents supplemental cash flow and non-cash information for the periods presented:

	Nine months ended September 30,
(in thousands)	2024	2023
Supplemental cash flow information:
Cash paid for interest, net of $1,181 and $1,827 of capitalized interest, respectively	$111,798	$109,795
Supplemental non-cash operating information:
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$47,693	$125,940
Supplemental non-cash investing information:
Change in accrued capital expenditures	$17,040	$25,771
Equity issued for acquisition of oil and natural gas properties(2)	$74,928	$80,068
Liabilities assumed in acquisitions of oil and natural gas properties(2)	$27,861	$11,411
_____________________________________________________________________________
(1)See Note 5 in the 2023 Annual Report for additional discussion of the Company's leases.
(2)See Note 3 for additional discussion of the Company's acquisitions.
Note 12—Income taxes
The following table presents income tax benefit (expense) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Current	$(469)	$(464)	$(2,706)	$(2,298)
Deferred	(59,855)	(1,909)	(52,278)	220,149
Income tax benefit (expense)	$(60,324)	$(2,373)	$(54,984)	$217,851
The Company estimates its annual effective tax rate (“AETR”) in recording its interim quarterly income tax provision for the various jurisdictions in which it operates. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of its estimated AETR and are recognized as discrete items in the quarter in which they occur. The Company's effective tax rate during the three and nine months ended September 30, 2024 was 21.89% and 22.83%, respectively, and is the result of projecting current and deferred U.S. income and Texas Franchise taxes, including the impact of discrete items and permanent differences. Current income tax expense is primarily attributable to Texas Franchise tax.
During the nine months ended September 30, 2023, the Company determined there was sufficient positive evidence to conclude that it is more likely than not its federal deferred tax assets are realizable. Therefore, the Company reduced its valuation allowance accordingly and recorded a discrete quarterly benefit of $222.2 million during the second quarter of 2023. The balance of the valuation allowance reversal was reflected as part of the Company's estimated annualized effective tax rate with respect to prior year projected earnings.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The Company’s deferred tax assets are primarily the result of U.S. net operating loss carryforwards. As of September 30, 2024, the Company had U.S. net operating loss carryforwards totaling $843.4 million, of which $476.6 million will begin to expire in 2035 and $366.8 million will not expire but may be limited in future periods, and state of Oklahoma net operating loss carryforwards totaling $507.9 million, of which $18.8 million is subject to expiration beginning in 2033. As of September 30, 2024, the Company continues to maintain a full valuation allowance against its state of Oklahoma deferred tax assets.
If the Company were to experience an "ownership change," as determined under Section 382 of the Internal Revenue Code, the Company's ability to offset taxable income, arising after the ownership change with net operating losses and interest expense carryforwards arising prior to the ownership change, could be significantly limited. Based on information available as of September 30, 2024, no such ownership change has occurred.
The Company has closed two acquisitions during 2024. For income tax purposes, both the PEP Acquisition and the Point Acquisition will be treated as asset purchases. As such, the tax basis in the assets and liabilities will generally reflect the allocated fair value at closing. Therefore, the Company does not anticipate recording any deferred income taxes as part of the purchase consideration. See Note 3 for additional information regarding the Company's acquisitions.
Note 13—Related parties
Halliburton
The Chairman of the Company's board of directors is on the board of directors of Halliburton Company ("Halliburton"). The Company has a lease agreement with Halliburton, which extends through 2025, to provide an electric fracture stimulation crew and the related services. Under the agreement, the Company had a lease liability of $38.4 million as of September 30, 2024 and $59.7 million as of December 31, 2023, which is included in both current and noncurrent "Operating lease liabilities" on the consolidated balance sheets. Payments to Halliburton are included in capital expenditures for oil and natural gas properties in cash flows from investing activities on the consolidated statements of cash flows.
The following table presents the capital expenditures for oil and natural gas properties paid to Halliburton included in the consolidated statements of cash flows for the periods presented:

	Nine months ended September 30,
(in thousands)	2024	2023
Capital expenditures for oil and natural gas properties	$61,176	$91,751

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 14—Subsequent events
Senior Secured Credit Facility
Subsequent to September 30, 2024, the Company borrowed $190.0 million and repaid $100.0 million on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $950.0 million as of November 5, 2024.
Commodity derivatives
The following table summarizes the Company's open oil and natural gas derivative positions as of September 30, 2024, updated for the derivative transactions entered into from September 30, 2024 through November 5, 2024, for the settlement periods presented:

	Remaining Year 2024	Year 2025	Year 2026	Year 2027
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	5,490,200	16,074,000	4,005,000	—
Weighted-average price ($/Bbl)	$76.49	$74.79	$71.42	$—
WTI NYMEX - Three-way Collars:
Volume (Bbl)	48,500	—	—	—
Weighted-average sold put price ($/Bbl)	$50.00	$—	$—	$—
Weighted-average floor price ($/Bbl)	$66.45	$—	$—	$—
Weighted-average ceiling price ($/Bbl)	$87.05	$—	$—	$—
Argus WTI Midland to Argus WTI Formula Basis - Basis Swaps:
Volume (Bbl)	65,700	—	—	—
Weighted-average differential ($/Bbl)	$0.12	$—	$—	$—
Natural gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	6,558,250	—	—	—
Weighted-average price ($/MMBtu)	$3.47	$—	$—	$—
Waha Inside FERC - Swaps:
Volume (MMBtu)	—	35,405,000	33,580,000	7,300,000
Weighted-average price ($/MMBtu)	$—	$2.34	$2.53	$2.79
Henry Hub NYMEX - Collars:
Volume (MMBtu)	149,511	—	—	—
Weighted-average floor price ($/MMBtu)	$3.40	$—	$—	$—
Weighted-average ceiling price ($/MMBtu)	$6.12	$—	$—	$—
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	6,707,761	—	—	—
Weighted-average differential ($/MMBtu)	$(0.74)	$—	$—	$—
See Note 8 for additional discussion regarding the Company's derivatives. There has been no other derivative activity subsequent to September 30, 2024.

Table of Content
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is for the three and nine months ended September 30, 2024 and 2023, and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2023 Annual Report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Vital Energy," "we," "us," "our" or similar terms refer to Vital Energy and its subsidiaries, collectively, unless the context otherwise indicates or requires. Unless otherwise specified, references to "average sales price" refer to average sales price excluding the effects of our derivative transactions. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin of West Texas. The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. During 2023 and 2024, we added approximately 104,400 net acres through multiple acquisitions. As of September 30, 2024, we had assembled 290,945 net acres in the Permian Basin.
Throughout most of the third quarter of 2024, we were operating four drilling rigs and two completions crews, with one additional drilling rig added in connection with the closing of the Point Acquisition on September 20, 2024. We expect to operate five drilling rigs and one to two completions crews during the fourth quarter of 2024. Our planned capital expenditures for full-year 2024 are expected to be between $845.0 million and $870.0 million. However, we will continue to monitor commodity prices and service costs and adjust activity levels in order to proactively manage our cash flows and preserve liquidity. Below is a summary of our financial and operating performance for the third quarter of 2024:
•Net income of $215.3 million, which includes a non-cash gain on derivatives of $197.5 million
•Oil, NGL, and natural gas sales of $448.8 million
•Oil sales volumes of 5,446 MBbl and oil production of 59,198 Bbl/d
•Oil equivalent sales volumes of 12,267 MBOE and total production of 133,339 BOE/d
•Capital investments of $241.9 million, excluding non-budgeted acquisition costs
Recent developments
Point Acquisition
On September 20, 2024, we, together with Northern Oil and Gas, Inc. ("NOG"), purchased certain oil and natural gas properties located in the Delaware Basin with an effective date of April 1, 2024 from Point Energy Partners Petroleum, LLC, Point Energy Partners Operating, LLC, Point Energy Partners Water, LLC and Point Energy Partners Royalty, LLC (collectively, “Point”) for an aggregate purchase price of $1.0 billion in cash, including closing adjustments (the "Point Acquisition"). We agreed to purchase 80% of the acquired assets, consisting of approximately 16,300 net acres in Ward and Winkler Counties, and will operate the assets, and NOG agreed to purchase the remaining 20% of the assets. Our portion of the aggregate preliminary purchase price was $833.8 million, which consisted of (i) $816.1 million in cash and (ii) $17.7 million in estimated transaction-related expenses. The purchase price is subject to additional post-closing adjustments, and was funded entirely with borrowings under our Senior Secured Credit Facility. Upon closing of the Point Acquisition, we entered into the Thirteenth Amendment to our Senior Secured Credit Facility, which, among other things, increased our aggregate elected commitment to $1.5 billion. See Notes 3 and 4 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the Point Acquisition and our Senior Secured Credit Facility, respectively.

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
Our reserves are reported in three product streams: oil, NGL and natural gas. The realized prices, which are utilized to value our proved reserves and calculated using the average first-day-of-the-month prices for each month within the 12-month period prior to the end of the reporting period, adjusted for factors affecting price received at the delivery point, as of September 30, 2024 were $79.92 for oil, $14.06 for NGL and $0.81 for natural gas. The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling as of September 30, 2024 or September 30, 2023. As such, no full cost ceiling impairments were recorded during the nine months ended September 30, 2024 and September 30, 2023.
If prices remain at or below the current levels, subject to numerous factors and inherent limitations, some of which are discussed below, and all other factors remain constant, we could incur a material non-cash full cost ceiling impairment in future quarters, which would have an adverse effect on our statement of operations.
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
In our upcoming fourth-quarter calculation to value our proved reserves, the October 2023 first-day-of-the-month oil price of $90.79 per Bbl will be replaced by the October 2024 first-day-of-the-month oil price of $69.83 per Bbl. If the October 2024 commodity prices are applied to November 2024 and December 2024 as well, the projected commodity prices for the period beginning January 1, 2024 and ending December 31, 2024 would be $76.71 per Bbl for oil, $13.72 per Bbl for NGL and $0.75 per Mcf for natural gas under SEC guidelines for pricing methodology. Utilizing these prices, with all other factors remaining

Table of Content
constant with our third-quarter calculation, we would have an implied impairment of our oil and natural gas properties of approximately $325.0 million in the fourth quarter of 2024. See Notes 2 and 6 in our 2023 Annual Report for discussion of the full cost method of accounting and our realized prices.
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
Results of operations
Revenues
The following table presents our composition of revenue generated by product for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Oil sales	93%	86%	91%	87%
NGL sales	9%	9%	9%	9%
Natural gas sales	(2)%	5%	—%	4%
Total	100%	100%	100%	100%

Table of Content
Oil, NGL and natural gas sales volumes, revenues and prices
The following tables present information regarding our oil, NGL and natural gas sales volumes, sales revenues and average sales prices for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2024 compared to 2023
	2024	2023	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	5,446	4,507	939	21%
NGL (MBbl)	3,460	2,421	1,039	43%
Natural gas (MMcf)	20,160	14,593	5,567	38%
Oil equivalent (MBOE)(1)(2)	12,267	9,361	2,906	31%
Average daily oil equivalent sales volumes (BOE/d)(2)	133,339	101,746	31,593	31%
Average daily oil sales volumes (Bbl/d)(2)	59,198	48,996	10,202	21%
Sales revenues (in thousands):
Oil	$416,668	$375,166	$41,502	11%
NGL	41,807	38,303	3,504	9%
Natural gas	(9,724)	21,234	(30,958)	(146)%
Total oil, NGL and natural gas sales revenues	$448,751	$434,703	$14,048	3%
Average sales prices(2):
Oil ($/Bbl)(3)	$76.51	$83.23	$(6.72)	(8)%
NGL ($/Bbl)(3)	$12.08	$15.82	$(3.74)	(24)%
Natural gas ($/Mcf)(3)	$(0.48)	$1.46	$(1.94)	(133)%
Average sales price ($/BOE)(3)	$36.58	$46.44	$(9.86)	(21)%
Oil, with commodity derivatives ($/Bbl)(4)	$78.37	$78.62	$(0.25)	—%
NGL, with commodity derivatives ($/Bbl)(4)	$12.07	$15.82	$(3.75)	(24)%
Natural gas, with commodity derivatives ($/Mcf)(4)	$0.45	$1.32	$(0.87)	(66)%
Average sales price, with commodity derivatives ($/BOE)(4)	$38.95	$44.01	$(5.06)	(11)%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the three months ended September 30, 2024 and 2023 columns are based on actual amounts and may not recalculate using the rounded numbers presented in the table above or the table below.
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

Table of Content

	Nine months ended September 30,		2024 compared to 2023
	2024	2023	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	16,161	12,011	4,150	35%
NGL (MBbl)	9,567	6,320	3,247	51%
Natural gas (MMcf)	57,958	38,760	19,198	50%
Oil equivalent (MBOE)(1)(2)	35,388	24,791	10,597	43%
Average daily oil equivalent sales volumes (BOE/d)(2)	129,153	90,809	38,344	42%
Average daily oil sales volumes (Bbl/d)(2)	58,981	43,997	14,984	34%
Sales revenues (in thousands):
Oil	$1,274,119	$940,982	$333,137	35%
NGL	128,752	97,196	31,556	32%
Natural gas	3,150	48,260	(45,110)	(93)%
Total oil, NGL and natural gas sales revenues	$1,406,021	$1,086,438	$319,583	29%
Average sales prices(2):
Oil ($/Bbl)(3)	$78.84	$78.34	$0.50	1%
NGL ($/Bbl)(3)	$13.46	$15.38	$(1.92)	(12)%
Natural gas ($/Mcf)(3)	$0.05	$1.25	$(1.20)	(96)%
Average sales price ($/BOE)(3)	$39.73	$43.82	$(4.09)	(9)%
Oil, with commodity derivatives ($/Bbl)(4)	$76.75	$76.69	$0.06	—%
NGL, with commodity derivatives ($/Bbl)(4)	$13.34	$15.38	$(2.04)	(13)%
Natural gas, with commodity derivatives ($/Mcf)(4)	$0.84	$1.40	$(0.56)	(40)%
Average sales price, with commodity derivatives ($/BOE)(4)	$40.04	$43.27	$(3.23)	(7)%
__________________________________________________________________________
(1)BOE is calculated using a conversion rate of six Mcf per one Bbl.
(2)The numbers presented in the nine months ended September 30, 2024 and 2023 columns are based on actual amounts and may not recalculate using the rounded numbers presented in the table above or the table below.
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
Our average sales price for natural gas for the three and nine months ended September 30, 2024 was $(0.48) and $0.05, respectively, which were decreases of 133% and 96%, respectively, compared to the same periods in 2023. Due to all-time high natural gas production in the Permian Basin, the transportation of our natural gas production to market hubs has been constrained by existing natural gas pipeline capacity. Such pipeline constraints have resulted in low and, at times, negative sales prices for natural gas during the three and nine months ended September 30, 2024.
The following tables present net settlements received (paid) for matured commodity derivatives utilized in our calculation of the average sales prices, with commodity derivatives, for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Oil	$10,153	$(20,768)	$30,921	149%
NGL	(29)	—	(29)	(100)%
Natural gas	18,889	(1,992)	20,881	1,048%
Total	$29,013	$(22,760)	$51,773	227%

Table of Content

	Nine months ended September 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Oil	$(33,734)	$(19,827)	$(13,907)	(70)%
NGL	(1,161)	—	(1,161)	(100)%
Natural gas	45,646	6,087	39,559	650%
Total	$10,751	$(13,740)	$24,491	178%
Changes in average sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three and nine months ended September 30, 2024 and 2023:

(in thousands)	Oil	NGL	Natural gas	Total
Third-quarter 2023 Revenues	$375,166	$38,303	$21,234	$434,703
Effect of changes in average sales prices	(36,616)	(12,953)	(39,058)	(88,627)
Effect of changes in sales volumes	78,118	16,457	8,100	102,675
Third-quarter 2024 Revenues	$416,668	$41,807	$(9,724)	$448,751
Change ($)	$41,502	$3,504	$(30,958)	$14,048
Change (%)	11%	9%	(146)%	3%

(in thousands)	Oil	NGL	Natural gas	Total
Third-quarter year-to-date 2023 Revenues	$940,982	$97,196	$48,260	$1,086,438
Effect of changes in average sales prices	8,055	(18,399)	(69,013)	(79,357)
Effect of changes in sales volumes	325,082	49,955	23,903	398,940
Third-quarter year-to-date 2024 Revenues	$1,274,119	$128,752	$3,150	$1,406,021
Change ($)	$333,137	$31,556	$(45,110)	$319,583
Change (%)	35%	32%	(93)%	29%
Sales of purchased oil
The following table presents sales of purchased oil for the periods presented and corresponding changes for such periods:

	Three months ended September 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Sales of purchased oil	$8,986	$3	$8,983	299,433%

	Nine months ended September 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Sales of purchased oil	$8,986	$14,192	$(5,206)	(37)%
Sales of purchased oil are a function of the volumes and prices of purchased oil sold to customers. We are a firm shipper on the Gray Oak pipeline and we may elect to utilize purchased oil to fulfill portions of our commitments. The continuance of this practice in the future is based upon, among other factors, our pipeline capacity as a firm shipper and the quantity of our lease production which may contribute to our pipeline commitments. During the first and second quarters of 2024, we had no sales of purchased oil due to fulfilling our Gray Oak pipeline commitments with our lease production. During the third quarter of 2024, we utilized purchased oil to fulfill portions of our commitments. We expect to continue fulfilling our Gray Oak pipeline commitments primarily with our lease production in the foreseeable future.

Table of Content
Costs and expenses
The following tables present information regarding costs and expenses and selected average costs and expenses per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2024 compared to 2023
(in thousands except for per BOE sold data)	2024	2023	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$107,686	$66,040	$41,646	63%
Production and ad valorem taxes	27,244	27,360	(116)	—%
Oil transportation and marketing expenses	12,445	10,795	1,650	15%
Gas gathering, processing and transportation expenses	4,602	371	4,231	1,140%
Costs of purchased oil	9,331	101	9,230	9,139%
General and administrative (excluding LTIP and transaction expenses)	18,752	20,196	(1,444)	(7)%
General and administrative (LTIP):
LTIP cash	(411)	2,690	(3,101)	(115)%
LTIP non-cash	3,444	2,635	809	31%
General and administrative (transaction expenses)	220	3,120	(2,900)	93%
Depletion, depreciation and amortization	187,063	120,499	66,564	55%
Other operating expenses, net	1,754	1,703	51	3%
Total costs and expenses	$372,130	$255,510	$116,620	46%
Gain on disposal of assets, net	$839	$149	$690	463%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$8.78	$7.05	$1.73	25%
Production and ad valorem taxes	2.22	2.92	(0.70)	(24)%
Oil transportation and marketing expenses	1.01	1.15	(0.14)	(12)%
Gas gathering, processing and transportation expenses	0.38	—	0.38	100%
General and administrative (excluding LTIP and transaction expenses)	1.53	2.16	(0.63)	(29)%
Total selected operating expenses	$13.92	$13.28	$0.64	5%
General and administrative (LTIP):
LTIP cash	$(0.03)	$0.29	$(0.32)	(110)%
LTIP non-cash	$0.28	$0.28	$—	—%
General and administrative (transaction expenses)	$0.02	$0.33	$(0.31)	(94)%
Depletion, depreciation and amortization	$15.25	$12.87	$2.38	18%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.

Table of Content

	Nine months ended September 30,		2024 compared to 2023
(in thousands except for per BOE sold data)	2024	2023	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$327,156	$173,939	$153,217	88%
Production and ad valorem taxes	84,937	69,498	15,439	22%
Oil transportation and marketing expenses	34,477	32,391	2,086	6%
Gas gathering, processing and transportation expenses	12,066	371	11,695	3,152%
Costs of purchased oil	9,331	14,856	(5,525)	(37)%
General and administrative (excluding LTIP and transaction expenses)	62,337	57,497	4,840	8%
General and administrative (LTIP):
LTIP cash	1,890	4,936	(3,046)	(62)%
LTIP non-cash	10,140	7,500	2,640	35%
General and administrative (transaction expenses)	567	3,120	(2,553)	(82)%
Depletion, depreciation and amortization	527,468	310,618	216,850	70%
Other operating expenses, net	5,365	4,538	827	18%
Total costs and expenses	$1,075,734	$679,264	$396,470	58%
Gain on disposal of assets, net	$1,005	$540	$465	86%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$9.24	$7.02	$2.22	32%
Production and ad valorem taxes	2.40	2.80	(0.40)	(14)%
Oil transportation and marketing expenses	0.97	1.31	(0.34)	(26)%
Gas gathering, processing and transportation expenses	0.34	—	0.34	100%
General and administrative (excluding LTIP and transaction expenses)	1.76	2.32	(0.56)	(24)%
Total selected operating expenses	$14.71	$13.45	$1.26	9%
General and administrative (LTIP):
LTIP cash	$0.05	$0.20	$(0.15)	(75)%
LTIP non-cash	$0.29	$0.30	$(0.01)	(3)%
General and administrative (transaction expenses)	$0.02	$0.13	$(0.11)	(85)%
Depletion, depreciation and amortization	$14.91	$12.53	$2.38	19%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.
Lease operating expenses ("LOE"). LOE are daily expenses incurred to bring oil, NGL and natural gas out of the ground and to market, together with the daily expenses incurred to maintain our producing properties. Such costs also include maintenance, repairs and non-routine workover expenses related to our oil and natural gas properties. LOE increased for the three and nine months ended September 30, 2024, compared to the same periods in 2023 primarily due to our acquisitions of oil and natural gas properties in 2023 and the PEP Acquisition in first quarter of 2024. Workover expenses for the three and nine months ended September 30, 2024 were $19.4 million and $55.4 million, respectively, which were increases of 65% and 120%, respectively, compared to the same periods in 2023.
Production and ad valorem taxes. Production and ad valorem taxes remained relatively flat and increased for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increase during the nine months ended September 30, 2024 is due to increased oil and NGL sales revenues. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenues, and are established by federal, state or local taxing authorities. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.
Oil transportation and marketing expenses. These are expenses incurred for the delivery of produced oil to customers in the U.S. Gulf Coast market via the Gray Oak pipeline. We ship the majority of our produced oil to the U.S. Gulf Coast, which we

Table of Content
believe provides a long-term pricing advantage versus the Midland market. Firm transportation payments on excess pipeline capacity associated with transportation agreements are also included in oil transportation and marketing expenses. Oil transportation and marketing expenses increased during the three and nine months ended September 30, 2024 compared to the same periods in 2023. This is primarily due to increases in transportation expenses of $1.6 million and $6.1 million for the three and nine months ended September 30, 2024, respectively, as our oil production has increased, and, for the nine months ended September 30, 2024, partially offset by a decrease in firm transportation payments on excess capacity of $4.0 million, compared to the same periods in 2023. See Note 10 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our transportation commitments.
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
Costs of purchased oil. Costs of purchased oil are a function of the volumes and prices of purchased oil. We are a firm shipper on the Gray Oak pipeline, and in the event our long-haul transportation capacity on the Gray Oak pipeline exceeds our net production, we may purchase third-party oil at the trading hubs to satisfy the deficit in our associated long-haul transportation commitments. During the first and second quarters of 2024, we had no costs of purchased oil due to fulfilling our Gray Oak pipeline commitments with our lease production. During the third quarter of 2024, we utilized purchased oil to fulfill portions of our commitments. We expect to continue fulfilling our Gray Oak pipeline commitments primarily with our lease production in the foreseeable future.
General and administrative ("G&A") (excluding LTIP and transaction expenses). G&A, excluding employee compensation expenses from our long-term incentive plan ("LTIP") and transaction expenses associated with the Henry Acquisition and certain financing transactions, decreased for the three months ended September 30, 2024, primarily due to higher performance-related bonuses accrued for our workforce in 2023 as compared to the same period in 2024. G&A, excluding LTIP and transaction expenses, increased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to workforce and professional expenses in connection with the growth of the Company, offset by the aforementioned changes during third-quarter 2024.
General and administrative (LTIP cash). LTIP cash expense decreased for the three and nine months ended September 30, 2024, compared to the same period in 2023, due to (i) fluctuations in the fair value of our cash-settled LTIP awards as a result of the performance of our stock and (ii) cash performance awards and employee cash retainer awards expensed through 2023, which vested during first-quarter 2024.
General and administrative (LTIP non-cash). LTIP non-cash expense increased for the three and nine months ended September 30, 2024, compared to the same periods in 2023 due to 2024 expense including restricted stock awards for a larger population of our workforce as compared to 2023. See Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report for information regarding our equity-based compensation.
General and administrative (transaction expenses). Transaction expenses for the three and nine months ended September 30, 2024 represent incurred costs associated with the Henry Acquisition. See Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of the Henry Acquisition.
Depletion, depreciation and amortization. The following table presents depletion expense per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Depletion expense per BOE sold	$14.80	$12.41	$2.39	19%

	Nine months ended September 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Depletion expense per BOE sold	$14.46	$12.05	$2.41	20%

Table of Content
Depletion expense per BOE increased for the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to an increase in future development costs and volumes of our proved reserves as a result of our recent acquisitions of oil and natural gas properties in 2023 and 2024. See Note 6 to our consolidated financial statements included in our 2023 Annual Report and "—Commodity prices, reserves and full cost ceiling test" for additional information regarding the full cost method of accounting.
Non-operating income (expense)
The following tables present the components of non-operating income (expense), net for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Gain (loss) on derivatives, net	$226,553	$(135,321)	$361,874	267%
Interest expense	(40,119)	(39,305)	(814)	(2)%
Other income, net	1,247	1,739	(492)	(28)%
Total non-operating income (expense), net	$187,681	$(172,887)	$360,568	209%

	Nine months ended September 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Gain (loss) on derivatives, net	$82,064	$(132,875)	$214,939	162%
Interest expense	(124,230)	(99,388)	(24,842)	(25)%
Loss on extinguishment of debt, net	(66,115)	—	(66,115)	(100)%
Other income, net	5,921	3,697	2,224	60%
Total non-operating expense, net	$(102,360)	$(228,566)	$126,206	55%
Gain (loss) on derivatives, net. The following tables present the changes in the components of gain (loss) on derivatives, net for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$197,540	$(112,608)	$310,148	275%
Settlements received (paid) for matured derivatives, net	29,013	(22,760)	51,773	227%
Settlements received for contingent consideration	—	47	(47)	(100)%
Gain (loss) on derivatives, net	$226,553	$(135,321)	$361,874	267%

	Nine months ended September 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$71,313	$(120,637)	$191,950	159%
Settlements received (paid) for matured derivatives, net	10,751	(13,740)	24,491	178%
Settlements received for contingent consideration	—	1,502	(1,502)	(100)%
Gain (loss) on derivatives, net	$82,064	$(132,875)	$214,939	162%
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
Interest expense. Interest expense remained relatively flat and increased during the three and nine months ended September 30, 2024, respectively. We reflect interest paid to the lenders and bondholders in interest expense, net of

Table of Content
amounts capitalized. In addition, we include the amortization of (i) debt issuance costs, which includes origination, amendment and professional fees, (ii) commitment fees and (iii) annual agency fees in interest expense. The increase during the nine months ended September 30, 2024 is due to new senior unsecured notes issued during the third quarter of 2023 and the first half of 2024. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Loss on extinguishment of debt, net. During the nine months ended September 30, 2024, we recognized a loss on extinguishment of debt of $66.1 million. During the first quarter of 2024, we settled a cash tender offer on the January 2028 Notes. During the second quarter of 2024, we settled a cash tender offer on the September 2030 Notes and redeemed the remaining principal amount outstanding on the January 2028 Notes. The related loss on extinguishment of debt during the nine months ended September 30, 2024 consisted of early tender and redemption premiums and write-offs of debt issuance costs, premiums and discounts. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Income tax benefit (expense)
We are subject to federal and state income taxes and the Texas Franchise tax. Income tax expense was recorded during the first nine months of 2024 due to the application of our estimated annual effective tax rate to the book net income before income taxes. Our effective tax rate was 21.89% and 22.83% for the three and nine months ended September 30, 2024, respectively. Our effective tax rate was not meaningful for the three and nine months ended September 30, 2023, due to releasing our full valuation allowance against our deferred tax assets during the second-quarter 2023. Our effective tax rate differs from the U.S. statutory rate as a result of the impact of discrete items, state income taxes and permanent differences. See Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our income taxes.
We have significant federal and state net operating loss carry-forwards. If we were to experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code, our ability to offset taxable income arising after the ownership change with net operating losses and interest expense carryforwards arising prior to the ownership change may be significantly limited. Based on information available as of September 30, 2024, no such ownership change has occurred.
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

Table of Content
As of September 30, 2024, we had cash and cash equivalents of $22.2 million and available capacity under the Senior Secured Credit Facility of $640.0 million, resulting in total liquidity of $662.2 million. As of November 5, 2024, we had outstanding borrowings under our Senior Secured Credit Facility of $950.0 million, resulting in available capacity of $550.0 million. We believe that our operating cash flows and the aforementioned liquidity sources provide us with sufficient liquidity and financial resources to manage our cash needs and contractual obligations, to implement our currently planned capital expenditure budget and, at our discretion, to fund any share repurchases, pay down, repurchase or refinance debt or adjust our planned capital expenditure budget. See Note 14 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of additional borrowings and repayments on the Senior Secured Credit Facility subsequent to September 30, 2024.
Cash requirements for known contractual and other obligations
The following table presents significant cash requirements for known contractual and other obligations as of September 30, 2024:

(in thousands)	Short-term	Long-term	Total
Senior unsecured notes(1)	$135,280	$2,406,417	$2,541,697
Senior Secured Credit Facility	—	860,000	860,000
Operating lease commitments(2)	93,793	48,341	142,134
Asset retirement obligations	1,649	87,995	89,644
Firm transportation commitments	18,133	27,175	45,308
Sand purchase commitments	19,393	22,940	42,333
Total	$268,248	$3,452,868	$3,721,116
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
Cash flows
The following table presents our cash flows for the periods presented and the corresponding changes for such periods:

	Nine months ended September 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Net cash provided by operating activities	$743,156	$579,222	$163,934	28%
Net cash used in investing activities	(1,480,169)	(1,001,442)	(478,727)	(48)%
Net cash provided by financing activities	745,144	967,480	(222,336)	(23)%
Net increase in cash and cash equivalents	$8,131	$545,260	$(537,129)	(99)%
Cash flows from operating activities
Net cash provided by operating activities increased during the nine months ended September 30, 2024, compared to the same period in 2023. Notable cash changes include an increase in total oil, NGL and natural gas sales revenues of $319.6 million, partially offset by an increase of $153.2 million in lease operating expenses. For additional information on changes in revenues and expenses, see "—Results of operations."
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
Cash flows from investing activities
Net cash used in investing activities increased for the nine months ended September 30, 2024, compared to the same period in 2023, mainly due to (i) our acquisitions of oil and natural gas properties in 2024 and (ii) an increase in capital expenditures as a result of increased drilling and completions activity. For further discussion of our acquisitions of oil and natural gas properties, see Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report.
We currently expect capital investments for 2024 to be in the approximate range of $845.0 million to $870.0 million. We will continue to monitor commodity prices and service costs and adjust activity levels in order to proactively manage our cash flows and preserve liquidity. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.
The following tables present the components of our capital investments, excluding non-budgeted acquisition costs, for the periods presented and the corresponding changes for such periods:

	Nine months ended September 30,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Oil and natural gas properties(1)	$652,604	$483,329	$169,275	35%
Midstream and other fixed assets(1)	17,233	11,090	6,143	55%
Total capital investments, excluding non-budgeted acquisition costs	$669,837	$494,419	$175,418	35%
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
Cash flows from financing activities
For the nine months ended September 30, 2024, net cash provided by financing activities was $745.1 million compared to $967.5 million in 2023. Notable 2024 activity includes (i) borrowings on our Senior Secured Credit Facility of $1.4 billion, which is inclusive of borrowings utilized to fund the Point Acquisition, (ii) proceeds from the issuance of certain senior unsecured notes of $1.0 billion, (iii) extinguishment of certain senior unsecured notes of $952.2 million, (iv) payments on our Senior Secured Credit Facility of $715.0 million and (v) payments for debt issuance costs of $21.7 million. For further discussion of our financing activities related to debt instruments, see Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report.
Sources of Liquidity
Senior Secured Credit Facility
As of September 30, 2024, the Senior Secured Credit Facility, which matures on September 13, 2027, had a maximum credit amount of $3.0 billion, a borrowing base and an aggregate elected commitment of $1.5 billion, with $860.0 million outstanding, and was subject to an interest rate of 8.093%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which we were in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of September 30, 2024 and December 31, 2023, we had no letters of credit outstanding under the Senior Secured Credit Facility.

Table of Content
See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our Senior Secured Credit Facility.
Supplemental Guarantor information
As of September 30, 2024, approximately $1.6 billion of our senior unsecured notes remained outstanding. Our wholly-owned subsidiary, Vital Midstream Services, LLC (the "Guarantor"), jointly and severally, and fully and unconditionally, guarantees all of our outstanding senior unsecured notes.
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
There have been no changes to our identified critical accounting estimates during the nine months ended September 30, 2024. See our critical accounting estimates in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Annual Report. See "Commodity prices, reserves and full cost ceiling test" for additional discussion our full cost ceiling calculation.

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
The fair values of our open commodity positions are largely determined by the relevant forward commodity price curves of the indexes associated with our open derivative positions. The following table provides a sensitivity analysis of the projected incremental effect on income or loss before income taxes of a hypothetical 10% change in the relevant forward commodity price curves of the indexes associated with our open commodity positions as of September 30, 2024:

(in thousands)	As of September 30, 2024
Commodity derivative asset position	$199,242
Impact of a 10% increase in forward commodity prices	$(175,092)
Impact of a 10% decrease in forward commodity prices	$171,169
See Notes 8 and 9 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our commodity derivatives. For additional discussion of our quantitative and qualitative disclosures about market risk, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2023 Annual Report.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our senior unsecured notes bear interest at fixed rates. The interest rate on our Senior Secured Credit Facility as of September 30, 2024 was 8.093%. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our debt. The interest rate on borrowings may be based on an alternate base rate or term secured overnight financing rate ("Term SOFR"), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the "prime rate" (as publicly announced by Wells Fargo Bank, N.A.) in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our Senior Secured Credit Facility) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. Interest on Term SOFR loans is equal to the sum of (a)(i) the Term SOFR (as defined in our Senior Secured Credit Facility) rate for such period plus (ii) the Term SOFR Adjustment (as defined in our Senior Secured Credit Facility) of 0.1% (in the case of clause (a), subject to a floor of 0%) plus (b) the applicable margin. The applicable margin varies from 1.25% to 2.25% on alternate base rate borrowings and from 2.25% to 3.25% on Term SOFR borrowings, in each case, depending on our utilization ratio. At September 30, 2024, the applicable margin on our borrowings were 1.75% for alternate base rate borrowings and 2.75% for Term SOFR borrowings.

Table of Content
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Vital Energy's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Vital Energy's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Vital Energy's disclosure controls and procedures were effective as of September 30, 2024. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Vital Energy's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
The following table summarizes purchases of common stock by Vital Energy for the periods presented:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value that may yet be purchased under the program as of the respective period-end date(2)
July 1, 2024 - July 31, 2024	—	$—	—	$200,000,000
August 1, 2024 - August 31, 2024	3,136	$36.06	—	$200,000,000
September 1, 2024 - September 30, 2024	—	$—	—	$200,000,000
Total	3,136		—
______________________________________________________________________________
(1)Represents shares that were withheld by us to satisfy tax withholding obligations that arose upon the lapse of restrictions on certain equity-based compensation awards, namely restricted stock awards.
(2)On May 31, 2022, our board of directors authorized a $200.0 million share repurchase program commencing on the date of such announcement and continuing through and including May 27, 2024. On May 23, 2024, our board of directors approved an amendment to the share repurchase program to (i) increase the shares of Common Stock which the Company may purchase by $37.3 million, resulting in aggregate authorization of $237.3 million, and (ii) extend the expiration date to May 22, 2026. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, including under plans complying with Rule 10b5-1 of the Exchange Act, and privately negotiated transactions. During the three months ended September 30, 2024, no shares were repurchased.
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
Item 5.    Other Information
Rule 10b5-1 Trading Arrangement Changes
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarterly period ended September 30, 2024.
The following table includes a correction to one of the previously disclosed arrangements adopted during the three months ended June 30, 2024. Previous disclosure of other arrangements remains accurate and unchanged.

Name and title of director or officer	Type of change	Date of adoption	Date of termination	Duration of trading arrangement	Potential aggregate number of securities to be purchased (sold) pursuant to the trading arrangement(1)
Katie Hill Senior Vice President and Chief Operating Officer	Adoption	June 11, 2024	N/A	October 9, 2024	(2,362)
_____________________________________________________________________________
(1)Our Quarterly Report on Form 10-Q for the three months ended June 30, 2024 previously disclosed 1,502 potential aggregate securities to be sold pursuant to the trading arrangement.

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
10.1*
Thirteenth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of September 20, 2024, among Vital Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, the guarantors signatory hereto, and the banks signatory thereto.

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
101
The following financial information from Vital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements.

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

VITAL ENERGY, INC.

Date: November 6, 2024	By:	/s/ Jason Pigott
Jason Pigott
President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2024	By:	/s/ Bryan J. Lemmerman
Bryan J. Lemmerman
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 6, 2024	By:	/s/ Stephen L. Faulkner, Jr.
Stephen L. Faulkner, Jr.
Vice President and Chief Accounting Officer
(principal accounting officer)