Form 10-K
period 2024-12-31
Vital Energy, Inc.
filed 2025-02-24
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1.7 billion on June 30, 2024, based on $44.82 per share, the last reported sales price of the common stock on the New York Stock Exchange on such date.

Number of shares of registrant's common stock outstanding as of February 19, 2025: 38,121,479
Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report for the year ended December 31, 2024.

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

"Royalty interest"—An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any development or operating costs, which may be subject to expiration.
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
"Three stream"—Production or reserve volumes of oil, natural gas liquids and natural gas, where the natural gas liquids have been removed from the natural gas stream and the economic value of the natural gas liquids is separated from the price of natural gas produced at or near the well.
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
•our ability to generate sufficient cash to service our indebtedness and fund our capital requirements and generate future profits;
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
•our ability to secure or generate sufficient electricity to produce our wells without limitations; and
•our belief that the outcome of any current legal proceedings will not materially affect our financial results and operations.
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

Summary Risk Factors
Risks related to our business
•Volatility in oil, NGL and natural gas prices has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations and may in the future affect our ability to meet our capital expenditure obligations and financial commitments as well as negatively impact our stock price.
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
•There is no guarantee that we will be successful in optimizing our spacing, drilling and completions techniques.
•Intense competition in the oil and natural gas industry may make it difficult to secure assets and trained personnel.
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
•The inability of our significant customers to meet obligations may materially adversely affect our financial results.
•Our business and operations may be further impacted by epidemics, outbreaks and other public health events.
•Our business could be negatively impacted by electronic system disruptions, security threats and other disruptions.
•Our business could be negatively impacted by hydrocarbon, oil and natural gas price volatility as the result of, or with the intensification of global geopolitical tensions.
•Our producing properties are in a concentrated geographic area, making us vulnerable to associated risks.
•Our targets and disclosures related to sustainability and emissions reduction initiatives may expose us to certain risks.
Risks related to our financing and indebtedness
•Our business requires significant capital expenditures and we may be unable to obtain needed capital or financing on satisfactory terms or at all.
•To the extent we are unable to obtain future hedges at beneficial prices or our commodity derivative activities are not effective, our cash flows and financial condition may be adversely impacted.
•We require a significant amount of cash to service our indebtedness and may incur significant additional amounts of debt. Our ability to generate cash depends on many factors beyond our control.
•Increases in our cost of and ability to access capital could adversely affect our business.

•Borrowings under our Senior Secured Credit Facility expose us to interest rate risk.
•Any significant reduction in our borrowing base under our Senior Secured Credit Facility will negatively impact our liquidity, ability to fund our operations and ability to repay borrowings or any other required obligation.
•Our debt agreements contain restrictions that limit our flexibility in operating our business.
Risks related to regulation of our business
•If we are unable to drill new allocation wells, it could have a material adverse impact on future production results.
•Federal and state legislation and regulatory initiatives relating to hydraulic fracturing and water disposal wells could prohibit projects or result in materially increased costs and additional operating restrictions or delays.
•New legislation and regulatory initiatives or restrictions relating to water disposal wells could have a material adverse effect on our future business, financial condition, operating results and prospects.
•Legislation or regulatory initiatives intended to address seismic activity could restrict our drilling, production and produced water disposal activities, which could have a material adverse effect on our business.
•A change in the jurisdictional characterization of our assets or in policy by federal, state or local regulatory agencies may result in increased regulation, which may cause our revenues to decline and operating expenses to increase.
•The adoption of climate change legislation or regulations restricting emissions of "greenhouse gases" could result in increased operating costs and reduced demand for oil, NGL and natural gas, while potential physical effects of climate change could disrupt operations and cause us to incur significant costs in preparing for or responding to those effects.
•Our operations may be exposed to significant delays, costs and liabilities as a result of environmental, health and safety requirements applicable to our business activities.
•Derivatives reform legislation and related regulations could have an adverse effect on our ability to hedge risks.
•Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect our ability to conduct drilling activities in some of the areas where we operate.
Risks related to our common stock
•Our current certificate of incorporation and bylaws and Delaware state law contain provisions that may have the effect of delaying or preventing a change in control and may adversely affect the market price of our capital stock.
•The availability of shares for sale in the future could reduce the market price of our common stock.
•Because we have no current plans to pay, and certain of our agreements may limit our ability to pay, dividends on our common stock, investors must look primarily to stock appreciation for a return on their investment in us.

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

Overview
Vital Energy, Inc., together with its wholly-owned subsidiaries, is an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin of West Texas. The oil and liquids-rich Permian Basin is characterized by multiple target horizons, extensive production histories, long-lived reserves, high drilling success rates and high initial production rates. As of December 31, 2024, we had assembled 286,796 largely contiguous net acres in the Permian Basin, most of which is prospective for multi-zone development in Crane, Glasscock, Howard, Midland, Reagan, and Upton counties in the Midland Basin and Pecos, Reeves, and Ward counties in the Delaware Basin. We have identified one operating segment: exploration and production.

Business strategy and 2024 operational highlights
Our strategy is to create long-term value for our shareholders through the efficient development and acquisition of high-margin properties, combined with prudent balance sheet management and sensible emissions targets. We have operated in the Permian Basin since 2008, drilling 760 operated horizontal wells. Our extensive operating experience in the basin underpins our ability to successfully develop our properties, assess attractive acquisition opportunities and operate safely and efficiently, ultimately maximizing returns on our development program.
Since late 2019, we have significantly expanded our Permian Basin leasehold, acquiring approximately 165,000 net acres of capital efficient, oil-weighted properties in both the Midland and Delaware basins. We have increased the scale of our business, while maintaining a strong capital structure and exercising capital discipline to maximize cash flow. Our larger acreage footprint expands opportunities to create value by acquiring or leasing acreage adjacent to our properties, enabling the addition of new drilling locations or improving the economics of existing locations. We will continue to evaluate prospective formations to add additional economic inventory to our existing leasehold.
We executed large, high-value acquisitions in 2023 and 2024, including our single largest transaction in the Company’s public history with the acquisition of the assets of Point Energy Partners. Successful integration of these assets enhanced the scale and durability of our business, driving total production growth of 39%, revenue growth of 27% and increased estimated proved reserves of 12% in 2024.
We have incorporated appropriate emissions targets into our operations. By 2024, we achieved our 2025 targets for greenhouse gas intensity, methane emissions and water recycling and established a combined Scope 1 and 2 emissions target for 2030 that is 62% below our 2019 baseline.
Throughout 2024, we strengthened our balance sheet and liquidity. We issued $1 billion of new senior unsecured notes due 2032, utilizing proceeds to redeem near-term maturities, resulting in no term-debt maturities until 2029. The lenders party to our senior secured credit facility increased their elected commitments by $250 million to $1.5 billion and we have hedged approximately 75% of our anticipated 2025 oil production at $75 per barrel WTI.
We believe our business strategy is clear and sustainable. We will continue to focus on safely developing our highest return oil-weighted inventory and optimizing all of our properties to improve margins and profitability. Our priorities are to generate cash flow, reduce leverage and build long-term value for our shareholders.

Operating areas
We currently focus our exploration, development and production efforts in one geographic operating area, the Permian Basin.

Well data
We are currently focusing our development activities on horizontal drilling targets in the Wolfcamp, Spraberry, and Bone Spring formations. As of December 31, 2024, we had an average working interest of 74% in Vital-operated active productive wells and 69% in all wells in which Vital Energy has an interest, and our leases are 91% held by production.
The following table sets forth certain information regarding productive wells as of December 31, 2024. Wells are classified as oil or natural gas wells according to the predominant production stream. All but 101 of our wells are classified as oil wells, all of which also produce liquids-rich natural gas and condensate when in a producing status. We also own royalty and overriding royalty interests in a small number of wells in which we do not own a working interest.

	Total productive wells				Average WI %
	Gross			Net
	Vertical	Horizontal	Total	Total
Permian-Midland Basin:
Operated	941	991	1,932	1,410	73%
Non-operated	157	66	223	56	25%
Permian-Delaware Basin:
Operated	27	445	472	378	80%
Non-operated	1	51	52	7	13%
Total	1,126	1,553	2,679	1,851	69%

Drilling activity
As of December 31, 2024, we had five drilling rigs and two completions crews contracted to drill and complete horizontal wells in the Permian Basin. Throughout 2025, we anticipate running four to six drilling rigs and one to three completions crews. We may adjust our drilling rig count and/or completions crews to maximize efficiencies and cash flow. If we decrease our drilling rig count and/or completions crews, it may have a negative impact on our production. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources" and Note 15 to our consolidated financial statements included elsewhere in this Annual Report for additional information.
The following table summarizes our drilling activity with respect to the number of wells completed and turned-in line for the periods presented. Gross wells reflect the sum of all operated wells in which we own an interest. Net wells reflect the sum of our working interests in these gross wells.

	Years ended December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	87	73.4	62	58.8	49	47.1
Dry	—	—	—	—	—	—
Total development wells	87	73.4	62	58.8	49	47.1
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total exploratory wells	—	—	—	—	—	—

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

	Midland Basin	Delaware Basin(2)	Total
Sales volumes:
Year ended December 31, 2022:
Oil (MBbl)	13,838	—	13,838
NGL (MBbl)	8,028	—	8,028
Natural gas (MMcf)	49,259	—	49,259
Total oil equivalents (MBOE)(1)	30,076		30,076
Year ended December 31, 2023:
Oil (MBbl)	15,908	986	16,894
NGL (MBbl)	8,891	237	9,128
Natural gas (MMcf)	54,021	1,383	55,404
Total oil equivalents (MBOE)(1)	33,802	1,454	35,256
Year ended December 31, 2024:
Oil (MBbl)	15,756	6,829	22,585
NGL (MBbl)	10,372	2,898	13,270
Natural gas (MMcf)	61,421	17,373	78,794
Total oil equivalents (MBOE)(1)	36,364	12,623	48,987
_______________________________________________________________________________
(1)The numbers presented are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.
(2)Delaware Basin production is the result of oil and natural gas properties acquired during the year ended December 31, 2023. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report for additional information on our acquisitions of oil and natural gas properties.

	Years ended December 31,
	2024	2023	2022
Sales volumes:
Average daily oil equivalent sales volumes (BOE/D)(1)	133,845	96,591	82,400
Average daily oil sales volumes (Bbl/D)(1)	61,708	46,284	37,912
Sales revenues (in thousands):
Oil	$1,728,971	$1,328,518	$1,351,207
NGL	$190,775	$136,901	$234,613
Natural gas	$15,544	$63,214	$208,554
Average sales prices(1):
Oil ($/Bbl)(2)	$76.55	$78.64	$97.65
NGL ($/Bbl)(2)	$14.38	$15.00	$29.22
Natural gas ($/Mcf)(2)	$0.20	$1.14	$4.23
Average sales price ($/BOE)(2)	$39.51	$43.36	$59.66
Oil, with commodity derivatives ($/Bbl)(3)	$76.56	$76.99	$70.32
NGL, with commodity derivatives ($/Bbl)(3)	$14.29	$15.00	$24.29
Natural gas, with commodity derivatives ($/Mcf)(3)	$0.95	$1.34	$2.83
Average sales price, with commodity derivatives ($/BOE)(3)	$40.70	$42.87	$43.48
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$9.15	$7.41	$5.78
Production and ad valorem taxes	2.41	2.64	3.69
Oil transportation and marketing expenses	0.92	1.17	1.79
Gas gathering, processing and transportation expenses	0.36	0.06	—
General and administrative (excluding LTIP)	1.75	2.26	1.91
Total selected operating expenses	$14.59	$13.54	$13.17
General and administrative (LTIP):
LTIP cash	$0.05	$0.11	$0.11
LTIP non-cash	$0.27	$0.28	$0.24
General and administrative (transaction expenses)	$0.01	$0.32	$—
Depletion, depreciation and amortization	$15.15	$13.14	$10.36
_______________________________________________________________________________
(1)The numbers presented are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.
(2)Price reflects the average of actual sales prices received when control passes to the purchaser/customer adjusted for quality, certain transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the delivery point.
(3)Price reflects the after-effects of our commodity derivative transactions on our average sales prices. Our calculation of such after-effects includes settlements of matured commodity derivatives during the respective periods.

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

	December 31, 2024					Year ended December 31, 2024
	Estimated proved reserves(1)			Producing wells		Average daily production
	MBOE	% Oil	Net acreage	Gross	Net	(BOE/D)	% Oil	% NGL	% Natural gas
Total Permian Basin	455,275	40%	286,796	2,679	1,851	133,845	46%	27%	27%
_____________________________________________________________________________
(1)See "—Our operations—Estimated proved reserves" for discussion of the prices utilized to estimate our reserves.
Our estimated proved reserves as of December 31, 2024 assume our ability to fund the capital costs necessary for their development and are affected by pricing assumptions. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for additional discussion of our Realized Prices. See "Item 1A. Risk Factors—Risks related to our business—Estimating reserves and future net cash flows involves uncertainties. Negative revisions to reserve estimates, decreases in oil, NGL and natural gas prices or increases in service costs, may lead to decreased earnings and increased losses or impairment of oil and natural gas properties." The following table sets forth additional information regarding our estimated proved reserves as of the dates presented:

	December 31, 2024	December 31, 2023
Proved developed:
Oil (MBbl)	118,966	104,993
NGL (MBbl)	101,229	89,449
Natural gas (MMcf)	587,785	555,472
Total proved developed (MBOE)	318,159	287,021
Proved undeveloped:
Oil (MBbl)	64,174	54,790
NGL (MBbl)	38,421	31,954
Natural gas (MMcf)	207,124	186,710
Total proved undeveloped (MBOE)	137,116	117,862
Estimated proved reserves:
Oil (MBbl)	183,140	159,783
NGL (MBbl)	139,650	121,403
Natural gas (MMcf)	794,909	742,182
Total estimated proved reserves (MBOE)	455,275	404,883
Percent developed	70%	71%
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
To establish reasonable certainty with respect to our estimated proved reserves, our internal reserve engineers and Ryder Scott employed reliable technologies that have been demonstrated to yield results with consistency and repeatability.
Qualifications of technical persons and internal controls over reserves estimation process
In accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers ("SPE Reserves Auditing Standards") and guidelines established by the SEC, Ryder Scott estimated 100% of our proved reserve information as of December 31, 2024, 2023 and 2022 included in this Annual Report. The technical persons responsible for preparing the reserve estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the SPE Reserves Auditing Standards.
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
Our Director of Reserves serves as the technical person primarily responsible for overseeing the preparation of our reserves estimates. She has more than 20 years of practical experience, with 10 years of this experience being in the estimation and evaluation of reserves. She has a Bachelor of Science in Petroleum Engineering from the Missouri University of Science and Technology. Our Director of Reserves reports to our Chief Operating Officer. Reserve estimates are reviewed and approved by our senior engineering staff, other members of senior management and our technical staff, our audit committee and our Chief Executive Officer.
Proved undeveloped reserves
We limit the portion of reserves categorized as "proved undeveloped" or "PUD" in order to emphasize operations on our most economic investments, maximize operational flexibility and maintain conservative assurance that all PUD locations will be converted despite potential commodity price volatility.
Our proved undeveloped reserves increased from 117,862 MBOE as of December 31, 2023 to 137,116 MBOE as of December 31, 2024. We estimate that we incurred $667 million of costs to convert 40,914 MBOE of proved undeveloped reserves from 73 locations into proved developed reserves in 2024. New proved undeveloped reserves of 60,083 MBOE were added during the year in the Delaware and Midland Basins. An additional 27,072 MBOE were added from acquisitions of proved undeveloped reserves during the year. Negative revisions of 26,987 MBOE reflected (i) 27,033 MBOE of negative revisions due to proved undeveloped locations that were removed due to a change in the development plan following consideration of recent acquisitions, (ii) 3,312 MBOE of negative revisions from changes in previously estimated quantities due to performance, price and other changes and (iii) 3,358 MBOE of positive revisions due to proved undeveloped locations that were removed from the development plan in prior years. A final investment decision has been made on all 199 proved undeveloped locations, and they are scheduled to be developed within five years from the date they were initially recorded.
Estimated total future development and abandonment costs related to the development of proved undeveloped reserves as shown in our December 31, 2024 reserve report are $1.8 billion. Based on this report and our PUD booking methodology, the capital estimated to be spent to develop the proved undeveloped reserves from spud date through production is $539 million in 2025, $403 million in 2026, $372 million in 2027, $342 million in 2028 and $135 million in 2029. Based on our anticipated cash flows and capital expenditures, as well as the availability of capital markets transactions, all of the proved undeveloped locations are expected to be drilled and completed from 2025 to 2029. Reserve calculations at any end-of-year period are representative of our development plans at that time. While we have made our final investment decision to develop our PUDs, it is possible that changes in circumstance, including commodity pricing, oilfield service costs, drilling and production results, technology, acreage position and availability and other economic and regulatory factors may lead to changes in our development plans.

Acreage
The following table sets forth our developed and undeveloped acreage as of December 31, 2024, including acreage HBP. A majority of our developed acreage is subject to liens securing our Senior Secured Credit Facility.

	Developed acres		Undeveloped acres		Total acres		% HBP
	Gross	Net	Gross	Net	Gross	Net
Permian-Midland Basin	218,973	184,933	35,084	19,434	254,057	204,367	90%
Permian-Delaware Basin	112,100	76,386	7,796	6,043	119,896	82,429	93%
Total	331,073	261,319	42,880	25,477	373,953	286,796	91%
The following table sets forth our gross and net undeveloped acreage as of December 31, 2024 that will expire over the next four years unless production is established within the spacing units covering the acreage or the lease is renewed, renegotiated or extended under continuous drilling provisions prior to the primary term expiration dates.

	Years ended December 31,
	2025		2026		2027		2028
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Permian-Midland Basin	—	—	16,213	11,042	12,358	5,817	5,766	2,263
Permian-Delaware Basin	2,850	2,448	3,368	2,727	30	159	908	164
Total	2,850	2,448	19,581	13,769	12,388	5,976	6,674	2,427
Of the total undeveloped acreage identified as potentially expiring over the next five years as of December 31, 2024, 4,670 net acres have associated PUD reserves included in our reserve report as of December 31, 2024, which we anticipate drilling to hold or renewing the associated leases. These PUD reserves represent 10% of our total PUD reserves as of December 31, 2024.
Of the total undeveloped acreage identified as potentially expiring over the next five years as of December 31, 2023, 4,859 net acres had associated PUD reserves on our reserve report as of December 31, 2023. Of the total undeveloped acreage expiring in 2024, there were no associated net acres that were not drilled to hold or otherwise retained.

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

We are committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. The following table presents our material firm sale and transportation commitments as of December 31, 2024:

	Total	2025	2026	2027	2028 and after
Crude oil (MBbl):
Sales commitments	9,125	9,125	—	—	—
Transportation commitments:
Field	5,154	1,374	1,374	1,374	1,032
To U.S. Gulf Coast	28,700	12,775	12,775	3,150	—
Natural gas (MMcf):
Sales commitments	37,485	9,027	8,114	7,396	12,948
Natural gas liquids (MBbl):
Sales commitments	5,356	1,460	1,460	1,460	976
Total commitments (MBOE)	54,583	26,239	16,962	7,217	4,166
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
We believe that we could sell our production to numerous companies, so that the loss of any one of our major purchasers would not have a material adverse effect on our financial condition and results of operations solely by reason of such loss. For discussion on purchasers that individually accounted for 10% or more of each (i) oil, NGL and natural gas sales and (ii) sales of purchased oil in at least one of the years ended December 31, 2024, 2023 and 2022, see Note 14 to our consolidated financial statements included elsewhere in this Annual Report. See also "Item 1A. Risk Factors—Risks related to our business—The inability of our significant customers to meet their obligations to us may materially adversely affect our financial results."

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
The regulatory burden on the industry increases the cost of doing business and affects profitability. Additional proposals and proceedings that affect the natural gas industry are regularly considered by the current administration, Congress, the states, the Environmental Protection Agency ("EPA"), the Federal Energy Regulatory Commission ("FERC") and the courts. We cannot predict when or whether any such proposals may become effective, under the current or any future administration. For example, on January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of liquified natural gas ("LNG") to countries that the United States does not have free trade agreements with, pending Department of Energy review of the underlying analyses for authorizations. The pause was intended to provide time to integrate certain considerations, including potential energy cost increases for consumers and manufacturers and the latest assessment of the impact of GHG emissions, to ensure adequate guards against health risks are in place. In July 2024, a federal judge in Louisiana stayed the pause, allowing the Department of Energy to continue reviewing pending export permit applications. In December 2024, the Department of Energy published its 2024 LNG Export Study analyzing potential effects of LNG exports to inform its public interest review of, and ultimately decisions on, applications to export LNG to countries that the United States does not have a free trade agreement with. The Department of Energy is accepting public comments on its 2024 LNG Export Study and has stated that it does not intend to revise the study in response to public comments. However, we cannot predict what actions the Trump administration may take with respect to the 2024 LNG Export Study and the timing with respect to the same. As a result, the ultimate impact of the 2024 LNG Export Study on our business is uncertain.

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
Further, on August 24, 2022, the PHMSA published a final rule strengthening integrity management requirements for onshore gas transmission lines, bolstering corrosion control standards and repair criteria, and imposing new requirements for inspections after extreme weather events. On April 24, 2023, the PHMSA published necessary technical corrections to ensure consistency within and the intended effect of the August 24, 2022 final rule. On January 17, 2025, PHMSA published a final rule imposing more stringent leak detection and repair obligations to address methane leaks on pipelines subject to PHMSA regulation; however, implementation of this final rule is uncertain at this time following the change in U.S. presidential administration.
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
Hydraulic fracturing is a practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We have and continue to follow standard industry practices and applicable legal requirements. These protective measures include setting surface casing at a depth sufficient to protect fresh water formations and cementing the well to create a permanent isolating barrier between the casing pipe and surrounding geological formations. This well design is intended to minimize a pathway for the fracturing fluid to contact any aquifers. For recompletions of existing wells, the production casing is pressure tested prior to perforating the new completion interval. Injections rates and pressures are monitored in real time at the surface during our hydraulic fracturing operations. Pressure is monitored on both the injection string and the immediate annulus to the injection string. Our hydraulic fracturing operations are designed to be shut down immediately if an abrupt change occurred to the injection pressure or annular pressure.
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

Some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, impose additional requirements on hydraulic fracturing activities or otherwise require the public disclosure of chemicals used in the hydraulic fracturing process. For example, in Texas, the RRC has adopted rules requiring the disclosure of chemicals used in the hydraulic fracturing process, as well as rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Recently, there has been increased scrutiny of the use of the injection wells for the disposal of produced water from hydraulic fracturing and the potential for injection well operations to result in seismic activity. The RRC has issued rules that, among other things, require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The rules also clarified the RRC's authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The RRC has used this authority to deny permits and temporarily suspend operations for waste disposal wells and, in September 2021, the RRC curtailed the amount of water companies were permitted to inject into some wells near Midland and Odessa in the Permian Basin and has since indefinitely suspended some permits there and expanded the restrictions to other areas. More recently, in December 2023, the RRC suspended the permits of 23 deep disposal wells in the seismic response area covering Culberson and Reeves Counties. These restrictions on the disposal of produced water could result in increased operating costs, forcing us or our service providers to truck produced water, recycle it or pump it through the pipeline network or other means, all of which could be costly.

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
In recent years, the regulation of methane emissions from oil and gas operations has been subject to increased scrutiny. Following a series of rulemakings imposing various emission standards and leak detection and repair (“LDAR”) requirements for first volatile organic compounds and then methane, in December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities in the oil and gas sector, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super emitter” response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. In January 2023, CarbonMapper became the first EPA approved third party under the "super emitter" program. Fines and penalties for violations of these rules can be substantial. The final methane rule is currently being challenged by 23 states and a coalition of industry groups in the U.S. Circuit Court of Appeals for the D.C. Circuit and may be repealed or modified by the Trump Administration. Moreover, compliance with the new rules may affect the amount we owe under the Inflation Reduction Act of 2022's (“IRA") methane fee described below because compliance with the EPA’s methane rules would exempt an otherwise covered facility from the requirement to pay the methane fee. The requirements of the EPA’s final methane rules have the potential to increase our operating costs and thus may adversely affect our financial results and cash flows. Failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief.

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

Greenhouse gas ("GHG") emissions
In recent years, federal, state and local governments have taken steps to reduce emissions of GHGs. Although the Biden Administration took legislative, regulative and executive action to address GHG emissions and climate change, policy priorities, such as climate change, are likely to change depending on political administration. In August 2022, President Biden signed the IRA into law. The IRA contains billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, the oil and natural gas that we produce and sell. In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. The IRA amends the Clean Air Act to impose a fee on the emission of methane that exceeds an applicable waste emissions threshold from sources required to report their GHG emissions to the EPA, including those sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge starts in calendar year 2024 at $900 per ton of methane, increases to $1,200 in 2025, and will be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA. The EPA finalized regulations implementing the IRA’s methane emissions charge in November 2024. We cannot predict what actions Congress may take with respect to the IRA’s methane emissions charge and the timing with respect to the same. The Trump administration may also seek to revise or repeal the methane emissions charge implementing rule though we cannot predict whether such action will occur or its timing. As a result, the ultimate impact of the IRA’s methane emissions charge and its implementing rule on our business is uncertain. In May 2024, the EPA finalized revisions to the GHG reporting program, which expand reporting to include new sources of emissions and revise the emissions factors used to calculate emissions reported to EPA under the program. These changes, could increase the amount of GHG emissions we report and accordingly increase the amount we owe under the methane emission charge.
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
Additionally, the United States Securities and Exchange Commission released its final rule on climate-related disclosures on March 6, 2024, requiring the disclosure of certain climate-related risks and financial impacts, as well as greenhouse gas emissions. Large accelerated filers will be required to incorporate the applicable climate-related disclosures into their filings beginning in fiscal year 2025, with additional requirements relating to the disclosure of Scope 1 and 2 greenhouse gas emissions, if material, and attestation reports for certain large accelerated filers subsequently phasing in. However, the future of the SEC climate rule is uncertain at this time given that its implementation has been stayed pending the outcome of legal challenges; moreover, the Trump administration may seek to repeal the rule though we cannot predict whether such action will occur or its timing. On his first day in office, President Trump issued several Executive Orders, rescinding many of the previous administration's climate-related initiatives. As a result, the ultimate impact of the SEC rule, or any similar climate-related disclosure requirements imposed in the future, on our business is uncertain and may result in increased compliance costs and increased costs of and restrictions on access to capital. Even absent any significant GHG-related rulemaking in the near-term at the federal level, states may continue to aggressively pursue the regulation of GHG emissions. For instance, in October 2023, California passed climate-related disclosure laws requiring public and private companies doing business in California with total annual revenues exceeding certain thresholds to make disclosures, including GHG emissions data and climate-related financial risks. Other U.S. states are considering or in various stages of enacting similar climate-related disclosure laws. To the extent that the Company is required to make disclosures under any of these jurisdictions, these new and proposed laws may result in additional costs to comply with these disclosure requirements as well as increased costs of and restrictions on access to capital. Separately, enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions or progress towards our sustainability targets, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions.
At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake "ambitious efforts" to limit the average global temperature and to conserve and enhance sinks and reservoirs of GHGs. The Paris Agreement went into effect on November 4, 2016. Although the United States withdrew from the Paris Agreement, effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, which took effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52 percent below 2005 levels in 2030. Further, in December 2023, at the 28th Conference of the Parties (“COP 28”) in December 2023, the parties signed onto an agreement to transition away from fossil fuels in energy systems and increase renewable energy capacity, although no timeline for doing so was set. In relation, many state and local leaders have stated their intent to intensify efforts to support the international climate commitments. However, on January 20, 2025, President Trump signed an Executive Order calling for withdrawal of the United States from the Paris Agreement and revocation of any related financial commitments thereunder as part of a broader series of executive orders announcing a deregulatory approach with respect to climate change matters. State or local governments may, however, elect to continue to participate in international climate change initiatives or pursue state- or regional-level climate change-related regulations.
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
In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves, although this trend has waned in recent years. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Furthermore, claims have been made against certain energy companies alleging that greenhouse gas emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law and claiming that their operations have contributed to climate change. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other liabilities. Moreover, public statements with respect to emissions reduction goals or progress, other environmental targets or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” (i.e., misleading information or false claims overstating potential ESG benefits). For example, the SEC has recently taken enforcement action against companies for ESG-related misconduct, including alleged greenwashing. Certain regulators, such as the SEC and various state agencies, as well as nongovernmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain ESG-related statements, goals or standards were misleading, false or otherwise deceptive. Certain employment practices and social initiatives are also the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and frameworks applicable to such initiatives continue to evolve. More recent political developments could mean that the Company faces increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on the Company’s environmental commitments (such as reducing GHG emissions) or its pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. The complex regulatory and legal frameworks applicable to such initiatives continue to evolve. Consideration of ESG-related factors in the Company’s decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case or even negative perceptions of the Company or our business resulting from any allegations could significantly impact our operations and could have an adverse impact on our financial condition. Moreover, to the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the Company's causation of or contribution to the asserted damage, or to other mitigating factors. Additionally, demand for hydrocarbons, and therefore our products and services, may be reduced by actions taken at the federal, state or local levels to restrict, ban or limit products that rely on oil and natural gas.

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

Endangered Species Act
The Endangered Species Act ("ESA") was established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or its habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The U.S. Fish and Wildlife Service ("FWS") may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit land access for oil and natural gas development. If newly listed species, such as the lesser prairie chicken or dunes sagebrush lizard, are located in areas where we operate or previously unprotected species, such as the monarch butterfly, are designated as endangered or threatened, or if we were to have a portion of our leases designated as critical or suitable habitat, it could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas, which could adversely impact the value of our leases. For example, in December 2024, FWS proposed listing the monarch butterfly as a threatened species. At this time we cannot predict the ultimate impact any final listing of the monarch butterfly under the ESA may have on our operations.

Summary
We believe we are in substantial compliance with currently applicable environmental federal, state and local laws and regulations and that we hold all necessary, valid and up-to-date permits, registrations and other authorizations required under such laws and regulations or are in the process of obtaining such items. However, current regulatory requirements may change, currently unforeseen incidents may occur or past non-compliance with laws or regulations may be discovered, and such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impacts of compliance. Although we have not experienced any material adverse effect from compliance with environmental requirements and believe that the current costs of compliance are appropriately reflected in our budget, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws and regulations or environmental remediation matters during the years ended December 31, 2024, 2023 or 2022.

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

Human capital
At Vital Energy, we believe our people set us apart from our peers. We seek to energize the potential of our people through the "Vital Way," which is intended to bring together unique and sound ideas, approaches and individual experiences, fuel innovation and maximize operational performance. We strive to empower our people through Vital’s core values of Unafraid, Unshakable and Unbiased. Accordingly, Vital’s key human capital objectives are to attract, retain, motivate and develop the highest quality talent possible. We seek to foster a collegial work environment to help our employees attain their highest level of productivity, creativity and efficiency. To support these objectives, our board of directors oversees our human capital strategy. Our Nominating, Corporate Governance, Environmental and Social Committee has been delegated the responsibility of reviewing strategies and policies related to human capital management, including with respect to our employment practices, workplace culture, talent development and retention, and the safety of our workforce. Our Compensation Committee has also been delegated the responsibility of overseeing our total rewards program and promoting its alignment with Vital's strategic objectives and stockholders' interest.
We are committed to cultivating a workplace culture built on safety, equal employment opportunity and continuous improvement. Our Code of Conduct and Business Ethics provides a foundation to uphold these values supported by regular training on topics such as anti-harassment, whistleblower procedures, conflict of interest avoidance, and anti-trust compliance.
Employee feedback plays a crucial role in shaping our initiatives. Through engagement surveys and employee-led focus groups, we’ve gained valuable insights into areas such as workload and flexibility, workplace culture, communication, recognition, and rewards. These efforts guide us in creating meaningful practices that align with the needs and aspirations of our workforce. To further foster transparency and collaboration, we host regular town halls where employees hear directly from our leadership team on key updates and initiatives. Together, these actions reflect our dedication to building an environment where everyone feels valued and empowered to succeed.

Workforce Composition
As of December 31, 2024, we employed 405 full-time employees, 199 of which were based in our field offices. The remaining (nearly one-half) of our employees possess technical and professional backgrounds, often holding advanced degrees. Our professional staff includes geoscientists, petroleum and chemical engineers, land women and men, accountants, computer and data scientists, financial analysts, lawyers, human resource specialists and many more. None of our employees are represented by labor unions or covered by collective bargaining agreements.
Equal Employment Opportunity
We believe that our commitment to equal employment opportunity will help our organization better accomplish our mission as it provides us with an opportunity to obtain unique perspectives, experiences and ideas that can help our organization succeed.
At Vital Energy, we are dedicated to providing a collaborative workplace where open communication and mutual respect are at the core of our culture. We believe that by working together, we are stronger, and we strive to create an environment where challenges can be addressed collaboratively and respectfully.
Diversity of thought is fundamental to the Vital Way. We are committed to honoring this value as we grow and evolve. By embracing our employees' many perspectives and ideas, we aim to foster innovation, strengthen our community, and ensure that every employee feels valued and empowered to contribute to our shared success.
Health and Safety
It is important that our people stay healthy and safe. We know that an engaged, healthy, safe and well-trained workforce helps us accomplish our strategic goals. We seek to achieve these goals through all-hands safety meetings, hazard hunts, stop-work authority and root-cause analysis.
Total Rewards
We believe in empowering our employees by offering a comprehensive total rewards program designed to attract and retain exceptional talent to achieve Vital’s business strategy. This program includes a competitive compensation package and a wide range of benefits aimed at fostering employee satisfaction and engagement. Our compensation model is built on three core principles: (i) providing competitive base salaries and benefits, (ii) rewarding both short-term and long-term performance and (iii) linking pay to individual performance and company performance. To maintain competitiveness within our industry, we conduct regular market benchmarking against an annually selected peer group and the broader market. These reviews help us stay aligned with trends in compensation, benefits, and best practices ensuring our model supports Vital’s evolving human capital needs. In addition to competitive salaries, our model features both short-term and long-term incentive programs that connect employee pay to individual performance. These performance measures reflect our environmental, safety, operational and financial priorities, aligning with our stockholder expectations and fostering a shared commitment to Vital’s success. We believe our pay for performance approach drives better business outcomes, strengthens employee capabilities, improves productivity, and boosts retention, motivation and overall employee satisfaction. Our total rewards program also includes a company-matched 401(k) plan with immediate vesting, flexible working schedules, and a variety of employee-focused initiatives, underscoring our commitment to fostering a supportive and a rewarding workplace.
Learning and Development
At Vital Energy, attracting, retaining, and developing top talent is fundamental to our success and central to our long-term strategy. To support our employees’ growth, we offer tuition reimbursement benefits for extended educational opportunities. We also provide an in-depth training program for our Lease Operators and Field Technicians. This program ensures consistency in processes and offers leadership clear insights when evaluating field employees for promotional opportunities. Administered collaboratively by our Production leadership and Learning and Development teams, the program reflects our commitment to intentionally training and promoting from within. We take pride in recognizing and advancing the exceptional talent within our workforce, reinforcing our belief in the value of internal growth and development.

Available information
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC, which are available to the public from commercial document retrieval services and at the SEC's website at https://www.sec.gov. Our common stock is listed and traded on the New York Stock Exchange under the symbol "VTLE."
We also make available on our website (https://www.vitalenergy.com) all of the documents that we file with the SEC and amendments to those reports, including related exhibits and supplemental schedules, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, free of charge, as soon as reasonably practicable after we electronically file such material with the SEC. Our Code of Conduct and Business Ethics, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines, Policy Statement Regarding Related Party Transactions and the charters of our audit committee, compensation committee, finance committee, and nominating, corporate governance, environmental and social committee are also available on our website and in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our executive office. Information contained on our website, in our Sustainability Reports or in any other reports discussed herein is not incorporated by reference into this Annual Report. We intend to disclose on our website any amendments or waivers to our Code of Conduct and Business Ethics or Code of Ethics for Senior Financial Officers that are required to be disclosed pursuant to Item 5.05 of Form 8-K.

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
Additionally, certain segments of the investor community have recently expressed negative sentiment towards investing in the oil and natural gas industry. In the past, equity returns in the sector versus other industry sectors have led to lower oil and natural gas representation in certain key equity market indices. Some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and natural gas sector based on social and environmental considerations. Furthermore, certain other stakeholders have pressured commercial and investment banks to stop funding oil and gas projects. With the volatility in oil and natural gas prices and elevated interest rates increasing the cost of borrowing, certain investors have emphasized capital efficiency and free cash flow from earnings as key drivers for energy companies, especially shale producers. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results. See "Item 1. Business—Regulation of the oil and natural gas industry—“Greenhouse gas” emissions" for further discussion.
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
Our growth strategy will, in part, rely on acquisitions. We expect to grow in the future by expanding the exploitation and development of our existing assets, in addition to growing through targeted acquisitions in the Permian Basin or in other basins. Our ability to achieve the anticipated benefits of our acquisitions, including the Point Acquisition, depends in part on whether we can integrate the businesses we acquire into our existing business in an effective and efficient manner. We may not be able to accomplish this integration process successfully. The successful acquisition of producing properties requires an assessment of several factors, including (i) recoverable reserves; (ii) future oil, NGL and natural gas prices and their applicable differentials; (iii) timing of development; (iv) capital and operating costs; and (v) potential environmental and other liabilities.
The successful disposition of assets requires an assessment of several factors, including historical operations, potential environmental and other liabilities and impact on our business. The accuracy of these assessments is inherently uncertain.
Our assessment will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller or buyer may be unwilling or unable to provide effective contractual protection against all or part of the problems. We often are not entitled to contractual indemnification for environmental liabilities and acquire or sell assets on an "as is" basis. Even in those circumstances in which we have contractual indemnification rights for pre-closing liabilities, it remains possible that the seller or buyer will not be able to fulfill its contractual obligations. Problems with assets we acquire or dispose of could have a material adverse effect on our business, financial condition and results of operations. See "Item 1. Business—Regulation of the oil and natural gas industry—Hazardous substance and waste handling" for further discussion.
Acquisitions may not achieve the intended results and our results may suffer if we do not effectively manage our expanded operations following such transactions.
Some of the assumptions that we have made, such as the nature of assets to be acquired, may not be realized. There could also be undisclosed or unknown liabilities and unforeseen expenses associated with the acquisition that were not discovered in the due diligence review conducted by us prior to entering into the transaction agreements. Further, transaction costs and other non-recurring expenses incurred in connection with acquisitions may be greater than we initially anticipate. Further, we make certain assumptions regarding the estimated proved reserves we acquire which are based in part on commodity prices at the time of any such acquisition. To the extent commodity prices thereafter decline, we may have to make downward adjustments to our estimated proved reserves.
We may use more cash and other financial resources on integration and implementation activities than we expect. We may not be able to successfully integrate the assets acquired into our existing operations or realize the expected economic benefits of the acquisition, including those acquired in the Point Acquisition, which may have a material and adverse effect on our business, financial condition and results of operations.
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
The U.S. inflation rate increased in 2021 and 2022 before declining in 2023 and 2024. These inflationary pressures have resulted in and may result in additional increases to our drilling and completions costs and costs of oilfield services, equipment, and materials, which in turn have caused and may continue to cause our capital expenditures and operating costs to rise. Further, the costs of oilfield services, equipment and materials may be increased as a result of the imposition or increase of tariffs on certain raw materials. The Federal Reserve and other central banks increased interest rates in 2022 and 2023 to curb inflation. The Federal Reserve reduced benchmark interest rates in 2024 and has indicated that it may further reduce rates in 2025. However, there is no guarantee that interest rates will decline, and to the extent interest rates increase, the cost of capital could increase and economic growth could be depressed, either of which —or the combination thereof — could hurt the financial and operating results of our business.
As a result of the volatility in prices for oil, NGL and natural gas, we have taken and may be required to take further write-downs of the carrying values of our properties.
We use the full cost method of accounting for our oil and natural gas properties, with the full cost ceiling based principally on the estimated future net cash flows from our proved oil, NGL and natural gas reserves, which exclude the effect of our commodity derivative transactions, discounted at 10% under required SEC guidelines for pricing methodology. The SEC pricing methodology is the unweighted arithmetic average first-day-of the month commodity price for each month within the trailing 12-month period adjusted for differentials. We review the carrying value of our oil and natural gas properties under the full cost accounting rules of the SEC on a quarterly basis. In the event the unamortized cost, or net book value, of our evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, the excess is expensed in the period such excess occurs. Once incurred, a write-down of evaluated oil and natural gas properties is not reversible and constitutes a non-cash charge to earnings. In the fourth quarter of 2024, our unamortized cost of evaluated oil and natural gas properties exceeded the full cost ceiling and, as such, we recorded a non-cash full cost ceiling impairment during the year ended December 31, 2024.
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
We have agreed to indemnify the sellers of assets in recent transactions, including in connection with the Point Acquisition, against certain liabilities related to (i) production, processing and other imbalances, (ii) obligations to pay working interests and related payments, (iii) obligations for plugging and abandonment of applicable wells and (iv) certain other items. In addition, we have agreed to indemnify the buyer of assets for breaches of certain specified fundamental representations and warranties and failure to perform covenants or obligations contained in the respective transaction agreement, subject to certain limitations, and certain other indemnities.
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
In addition, we have entered into agreements with third-party pipelines and purchasers that require us to deliver for transportation or sale minimum amounts of oil and natural gas. Pursuant to these agreements, we must deliver specific amounts of oil or gas over the next five years. If we are unable to fulfill all of our contractual delivery obligations from our own production, we may be required to pay penalties or damages pursuant to these agreements or we may have to purchase oil from third parties to fulfill our delivery obligations. This could adversely impact our cash flows, profit margins and net income.
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
We are heavily dependent on our information systems and computer-based programs, including our well operations information, seismic data, electronic data processing and accounting data. We also rely on the information systems of our third-party vendors, contractors and other partners to support these aspects of our operations. Moreover, some of our networks and systems are managed by third-party service providers and are not under our direct control. A failure or substandard performance of any of these systems due to outages, natural disasters, acts of war, or usage error, or a successful cyberattack or breach targeting us or our third-party partners, could lead to loss of communication links; an inability to find, produce, process and sell oil, NGL and natural gas; an inability to automatically process commercial transactions or engage in similar automated or computerized business activities; data loss or corruption; misdirected wire transfers; an inability to maintain our books or records; and an inability to prevent environmental damage. Any such events could lead to operation disruptions, regulatory scrutiny or financial losses, all of which could have a material adverse effect on our business, reputation and financial condition.
As an oil and natural gas producer, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the safety of our employees, threats to the security of our or third-party facilities and infrastructure and threats from terrorist acts. These threats may materialize as successful attacks. In particular, cybersecurity attacks are dynamic and evolving and include, but are not limited to, malicious software, surveillance, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence), attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. As cyberattacks evolve, we may need to allocate additional resources to strengthen our security measures, address vulnerabilities and investigate or resolve potential cybersecurity threats. Although we utilize various procedures and controls to detect, monitor and protect against these threats and to mitigate our exposure to such threats, including through the implementation of continuous monitoring of threat detection, regular security audit, employee security training and incident response exercises and plans, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing, detecting such threats or effectively mitigating their impact. In the event of a successful attack, our ability to quickly detect, respond to and recover from the incident may be limited, leading to prolonged disruptions and increased costs associated with containment, investigation and recovery efforts. Though we and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect us or our operational and financial results. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that we will remain unaffected in the future, as no security measure is infallible. If any of these threats were successful, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations, which could result in liability from data privacy or cybersecurity claims, regulator penalties, damage to our reputation or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences and have a material adverse effect on our reputation, financial position, results of operations or cash flows.
Moreover, the growing regulatory landscape around data protection adds additional complexity to safeguarding our information. Compliance with various data privacy and cybersecurity regulations may impose significant costs, and any perceived or actual failure to comply could result in regulatory penalties, litigation and reputational harm.
Our business could be negatively impacted by hydrocarbon price volatility as the result of, or with the intensification of global geopolitical tensions that may create heightened volatility in oil and natural gas prices.
Our revenues and our profitability are heavily dependent on the prices we receive from our sales of oil and natural gas. Oil prices are particularly sensitive to actual and perceived threats to global political stability and to changes in production from OPEC+ member states. Specifically, volatility in oil and gas prices may be created as a result of the ongoing war between Russia and Ukraine, continued or intensified conflict in the Middle East and the potential impact to global shipping caused by

Houthi rebels in Yemen. Such volatility could reduce the prices we receive from our sales of oil and natural gas and adversely affect our profitability.
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
Our producing properties are geographically concentrated in the Permian Basin. As of December 31, 2024, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional transportation constraints, supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing and storage capacity constraints, market limitations, water shortages, interruption of the processing or transportation of oil or natural gas, as well as impacts from extreme weather or other natural disasters impacting the Permian Basin, such as the freezing of wells and pipelines in the Permian Basin or a decision by ERCOT to implement statewide electricity blackouts due to supply/demand imbalances in the electricity grid caused by the extreme cold weather.
Our balance sheet includes a significant amount of deferred tax assets, which are primarily related to net operating losses. Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets may result in volatility of our operating results and adversely affect our financial condition.
We have significant deferred tax assets, which are substantially comprised of federal net operating losses ("NOL"). We must generate sufficient earnings of the appropriate character in order to utilize our deferred tax assets. We recorded a pre-tax loss for the year ended December 31, 2024, which was mainly due to a significant non-cash full cost ceiling impairment. If we were to continue experiencing pre-tax losses over an extended period of time, we may not be able to demonstrate the ability to utilize our deferred tax assets and, as a result, may need to record a valuation allowance against them. Recording a valuation allowance could adversely affect our results of operations in a material way in the period the valuation allowance is recorded.
If we were to experience an ownership change, we could be limited in our ability to use net operating losses arising prior to the ownership change to offset future taxable income. In addition, our ability to use net operating loss carryforwards to reduce future tax payments may be limited if our taxable income does not reach sufficient levels.
As of December 31, 2024, the Company had federal NOL carryforwards totaling $897.0 million, $530.2 million of which will begin to expire in 2035 and $366.8 million of which will not expire but may be limited in future periods, and state of Oklahoma NOL carryforwards totaling $459.3 million, none of which will expire. An ownership change would establish an annual limitation on the amount of our federal and Oklahoma pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate, periodically promulgated by the IRS. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more "5% shareholders" (as defined in the Internal Revenue Code) at any time during a rolling three-year period. Future changes in our stock ownership may materially limit our NOLs and other tax attributes, which may harm our financial condition and results of operation by effectively increasing our tax obligations. We will continue to review the realizability of the NOLs and other tax attributes.

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
We have developed, and expect to continue to develop, voluntary targets related to ESG initiatives, including our emissions reduction targets and strategy, which are often aspirational. Public statements related to these initiatives reflect our current plans, and are based on expectations and assumptions and hypothetical scenarios and are not a guarantee the targets will be achieved or achieved on the stated timeline. Our efforts to research, establish, accomplish, and accurately report on these targets may expose us to operational, reputational, financial, legal and other risks. Our ability to achieve our stated targets, including emissions reductions, is subject to numerous factors and conditions, many of which are outside of our control. Moreover, we may seek to enter into various contractual arrangements, including the purchase of various environmental credits or offsets, in an effort to meet any targets or goals that we may set. While we would generally seek to procure such offsets from verified registries, we cannot guarantee that sufficient quality offsets will be available or ultimately achieve the emission reductions that such offsets or credits may represent. Additionally, emission accounting methodologies are subject to change, resulting in increases in our reported emissions. Moreover, we cannot guarantee that all of our relevant stakeholders will agree with the ultimate approach we may select to meeting our ESG-related targets or goals. Any of these issues could adversely impact our ability to meet any ESG-related targets we may set or give rise to reputational risks.
Our business may face increased scrutiny from investors and other stakeholders related to our ESG initiatives, including our publicly announced targets, as well as our methodologies and timelines for pursuing those initiatives. If our ESG initiatives do not meet evolving investor or other stakeholder expectations and standards, our reputation, ability to attract or retain employees, and attractiveness as an investment or business partner may be negatively impacted. Similarly, our failure to achieve our announced targets within the announced timelines, or at all or comply with ethical, environmental or other standards, including reporting standards, may adversely impact our business or reputation, or may expose us to government enforcement actions or private litigation.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. While such ratings do not impact all investors' investment or voting decisions, unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative sentiment toward us, our customers and our industry and to the diversion of investment to other industries, which could have a negative impact on our revenue and profits and our access to and costs of capital. Furthermore, while we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and services, we cannot guarantee that such participation or certification will have the intended results on our ESG profile.

Risks related to our financing and indebtedness
Our business requires significant capital expenditures and we may be unable to obtain needed capital or financing on satisfactory terms or at all.
Our exploration, development, marketing, transportation and acquisition activities require substantial capital expenditures. Historically, we have funded our capital expenditures through a combination of cash flows from operations, proceeds from equity offerings, proceeds from debt offerings, borrowings under our Senior Secured Credit Facility and proceeds from asset dispositions. We do not have commitments from anyone to contribute equity capital to us. Future cash flows are subject to a number of variables, including the level of production from existing wells, prices of oil, NGL and natural gas and our success in developing and producing new reserves. If our cash flow from operations is not sufficient to fund our capital expenditure budget, we may have limited ability to obtain the additional capital necessary to sustain our operations at current levels. We may not be able to obtain debt or equity financing on terms favorable to us or at all. The failure to obtain additional capital could result in a curtailment of our operations relating to exploration and development of our prospects, which in turn could lead to a decline in our oil, NGL and natural gas production or reserves and, in some areas, a loss of properties.
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
As of December 31, 2024, we had total long-term indebtedness of $2.48 billion. We may incur substantial additional indebtedness, including secured indebtedness, in the future. The restrictions on the incurrence of additional indebtedness contained in the indentures governing our senior unsecured notes and in our Senior Secured Credit Facility are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we face would increase and may make it more difficult to satisfy our existing financial obligations. In addition, the restrictions on the incurrence of additional indebtedness contained in the indentures governing the senior unsecured notes apply only to debt that constitutes indebtedness under the indentures. However, such increased debt may reduce the amount of outstanding debt allowed under the Senior Secured Credit Facility.
Increases in our cost of and ability to access capital, including as a result of ESG matters, could adversely affect our business.
We require continued access to capital. Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce our cash flow and/or liquidity available for drilling and place us at a competitive disadvantage. Disruptions and volatility in the global financial markets and a downgrade in our credit ratings could negatively impact our costs of capital and ability to raise debt in the public debt markets, and the cost of any new debt could be much higher than our outstanding debt. A significant reduction in our cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results. Further,while membership in certain alliances or similar organizations is in flux, certain financial institutions have announced their intention to cease investment banking and corporate lending activities in the North American oil and gas sector or have established climate-related funding commitments or screens for ESG performance that could have the effect of limiting their investment in us or our industry. If we are unable to meet such ESG standards for investment, lending, ratings or voting criteria and policies set by these parties, we may lose investors, investors may allocate a portion of their capital away from us, we may become a target for ESG-focused activism, we may face increased costs of or limitations on access to capital or insurance necessary to sustain or grow our business, the price of our common stock or debt securities may be adversely impacted, demand for our services and products may be adversely impacted, and our reputation may be adversely affected, all of which could adversely impact our future financial results. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest rate risk" for additional information regarding interest rate risk. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding our debt and borrowing base.
Borrowings under our Senior Secured Credit Facility expose us to interest rate risk.
Our earnings are exposed to interest rate risk associated with borrowings under our Senior Secured Credit Facility. The terms of our Senior Secured Credit Facility provide for interest on borrowings at a floating rate equal to an adjusted base rate tied to Term SOFR, a forward-looking term rate that is based on the secure overnight financing rate determined by the Federal Reserve bank of New York. SOFR is a volume weighted measure of the cost of overnight borrowings collateralized by treasury securities and can fluctuate based on multiple factors. In response to inflation, the U.S. Federal Reserve increased rates several times in 2022 in an effort to curb inflationary pressure on the cost of goods and services across the United States. While the U.S. Federal Reserve reduced benchmark interest rates in 2024 and has indicated that it may further reduce rates in 2025, the continuation of rates at elevated levels could raise the cost of capital and depress economic growth, either of which could negatively impact our financial or operational results of our business. From time to time, we use interest rate swaps to reduce interest rate exposure with respect to our fixed and/or floating rate debt. If interest rates were to increase, so would our interest costs, which may have a material adverse effect on our results of operations and financial condition.
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
In August 2022, President Biden signed into law the IRA. The IRA contains billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA imposes the first ever federal fee on emission of GHGs through a methane emissions charge, which began its phase-in in 2024. The IRA could accelerate the transition of the economy away from the use of fossil fuels towards lower-or-zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, the oil and natural gas that we produce and sell, which could have an adverse effect on our business, financial condition and results of operations. The EPA finalized regulations implementing the IRA’s methane emissions charge in November 2024. We cannot predict what actions Congress may take with respect to the IRA’s methane emissions charge and the timing with respect to the same. The Trump administration may also seek to revise or repeal the methane emissions charge implementing rule though we cannot predict whether such action will occur or its timing. As a result, the ultimate impact of the IRA’s methane emissions charge and its implementing rule on our business is uncertain.
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
In addition, the IRA, among other things, introduced a 15% corporate alternative minimum tax ("CAMT"). Under the CAMT, a 15% minimum tax is imposed on certain adjusted financial statement income of "applicable corporations." The CAMT generally treats a corporation as an applicable corporation in any taxable year in which the " average annual adjusted financial statement income" of the corporation and certain of its subsidiaries and affiliates for a three-taxable-year period ending prior to such taxable year exceeds $1 billion. The U.S. Department of the Treasury and the Internal Revenue Service have issued guidance on the application of the CAMT, which may be relied upon until final regulations are released. If our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash flows in that year, but provide an offsetting credit against our regular U.S. federal income tax liability in future years. Based on our interpretation of the IRA, CAMT and related guidance, we do not expect the CAMT to impact our tax obligation for the 2024 taxable year. We continue to evaluate the IRA and its effect on our financial results and operating cash flow.
Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect our ability to conduct drilling activities in some of the areas where we operate.
Oil, NGL and natural gas operations in our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife. Seasonal restrictions may limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs. Permanent restrictions imposed to protect threatened or endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The presence of newly listed species, such as the lesser prairie chicken and dunes sagebrush lizard, or designation of previously unprotected species in areas where we operate, such as the monarch butterfly could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce our reserves. See "Item 1. Business—Regulation of the oil and natural gas industry—Endangered Species Act" for further discussion about the impact of regulations protecting certain species of wildlife.

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
Subject to the rules of the NYSE, our board of directors has the authority, without action or vote of our stockholders, to issue our authorized but unissued shares of common stock. In the future, we may issue securities to raise cash for acquisitions, to pay down debt, to fund capital expenditures or general corporate expenses, in connection with the exercise of stock options or to satisfy our obligations under our incentive plans. We may also acquire interests in other companies by using a combination of cash and our equity securities or just our equity securities. We have in the past issued both shares of common stock and shares of preferred stock in order to fund acquisitions and have granted the recipients of such shares registration rights that may be used in order to sell such shares in registered and unregistered transactions, and we may do so in the future. We may also issue securities convertible into, exchangeable for, or that represent the right to receive, our common stock. Any of these events may dilute your ownership interest in our Company, reduce our earnings per share and have an adverse impact on the price of our common stock.
Because we have no current plans to pay, and certain of our agreements may, under specified conditions, limit our ability to pay, dividends on our common stock, investors must look primarily to stock appreciation for a return on their investment in us.
We do not anticipate paying any cash dividends on our common stock in the near term. We currently intend to retain all future earnings to fund the development and growth of our business. To the extent our earnings exceed our budgeted development plans, if any, we currently expect that we would use such excess earnings to repay indebtedness. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Covenants contained in our Senior Secured Credit Facility and the indentures governing our senior unsecured notes may under specified conditions limit the payment of dividends by, for example, requiring compliance with certain financial ratios following the payment of any dividend. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the primary means to realize a return on their investment on our common stock. Investors seeking cash dividends should not purchase our common stock.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 1C.	Cybersecurity
Risk management and strategy
We have endeavored to implement a cybersecurity program that is structured on the National Institute of Standards and Technology (“NIST”) framework, ensuring a comprehensive approach to managing and mitigating material risk from cybersecurity threats. We seek to assess, identify, and manage the risk from cybersecurity threats through a strategy that includes risk assessment, policies, vulnerability management, event management and continuous monitoring of threat detection. Through these measures we aim to safeguard the Company’s networks and digital assets and maintain the integrity of our operations.
We have a comprehensive cybersecurity training and awareness program. We require employees and contract employees to regularly participate in information security training and use internal phishing campaigns to measure the effectiveness of the training program.
Recognizing the complexity and evolving nature of cybersecurity threats, Vital Energy engages with a range of third-party service providers to evaluate and monitor our cybersecurity risk management program. These providers conduct cybersecurity assessments, penetration testing, vulnerability assessments, and threat analysis. This collaboration aims to fortify our cybersecurity program on an ongoing basis. Our information security and financial controls are audited annually by third-party auditors.
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
Impact of risks from cybersecurity threat
As of the date of this Report, though the Company and our service providers have experienced certain cybersecurity threats, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company or our operational and financial results. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology (“IT”) systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. See “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our IT systems.

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
As of February 19, 2025, there were 107 holders of record of our common stock.

Dividends
We have not paid any cash dividends on our common stock since our inception, but we paid cash dividends on shares of our 2.0% Mandatorily Convertible Series A Preferred Stock ("Preferred Stock"), which were converted to common stock during the year ended December 31, 2024. Covenants contained in our Senior Secured Credit Facility and the indentures governing our senior unsecured notes may, under specified conditions, limit the payment of cash dividends on our common stock. See "Item 1A. Risk Factors—Risks related to our financing and indebtedness—Our debt agreements contain restrictions that limit our flexibility in operating our business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt."

Issuer purchases of equity securities
The following table summarizes purchases of common stock by Vital Energy for the periods presented:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value that may yet be purchased under the program as of the respective period-end date(2)
October 1, 2024 - October 31, 2024	339	$30.26	—	$200,000,000
November 1, 2024 - November 30, 2024	946	$27.14	—	$200,000,000
December 1, 2024 - December 31, 2024	—	$—	—	$200,000,000
Total	1,285		—
____________________________________________________________________________
(1)Represents shares that were withheld by us to satisfy tax withholding obligations that arose upon the lapse of restrictions on certain equity-based compensation awards, namely restricted stock awards.
(2)On May 31, 2022, our board of directors authorized a $200.0 million share repurchase program commencing on the date of such announcement and continuing through and including May 27, 2024. On May 23, 2024, our board of directors approved an amendment to the share repurchase program to (i) increase the shares of Common Stock which the Company may purchase by $37.3 million, resulting in aggregate authorization of $237.3 million, and (ii) extend the expiration date to May 22, 2026. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, including under plans complying with Rule 10b5-1 of the Exchange Act, and privately negotiated transactions. During the three months ended December 31, 2024, no shares were repurchased.

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
The performance graph below compares the cumulative five-year total returns to our common stockholders relative to the cumulative total returns on the Standard and Poor's 500 Index (the "S&P 500") and the Standard and Poor's Oil & Gas Exploration & Production Select Industry Index (the "S&P O&G E&P"). The comparison was prepared based upon the following assumption:
1. $100 was invested in our common stock, the S&P 500 and the S&P O&G E&P from December 31, 2019 to December 31, 2024.

Item 6.	[Reserved]
Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is for the year ended December 31, 2024 compared to 2023, and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report. Additionally, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report on Form 10-K filed on March 11, 2024 for discussion and analysis of our financial condition and results of operations for the year ended December 31, 2023 compared to 2022. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements" and "Part I, Item 1A. Risk Factors." Unless otherwise specified, references to "average sales price" refer to average sales price excluding the effects of our derivative transactions.

Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin of West Texas. In the past two years, we have grown primarily through multiple strategic acquisitions.
Throughout the majority of the fourth quarter of 2024, we were operating five drilling rigs and one completions crew. Throughout 2025, we expect to operate four to six drilling rigs and one to three completions crews. Our capital investments for full-year 2025 are expected to be in the approximate range of $825.0 million to $925.0 million. However, we will continue to monitor commodity prices and service costs and adjust activity levels in order to proactively manage our cash flows and preserve liquidity. Below is a summary of our financial and operating performance for the year ended December 31, 2024:
•Net loss of $173.5 million, which included a non-cash impairment loss on oil and gas properties of $481.3 million
•Oil, NGL and natural gas sales of $1.9 billion
•Oil sales volumes of 22,585 MBbl and oil production of 61,708 Bbl/D
•Oil equivalent sales volumes of 48,987 MBOE and total production of 133,845 BOE/D
•Capital investments of $895.9 million, excluding non-budgeted acquisition costs
•Proved developed and undeveloped reserves of 455,275 MBOE as of December 31, 2024. See Unaudited Supplementary Information, included elsewhere in this Annual Report, for discussion on changes in our estimated proved reserve quantities of oil, NGL and natural gas.

Recent developments

2024 Acquisitions
On September 20, 2024, we, together with Northern Oil and Gas, Inc. ("NOG"), purchased certain oil and natural gas properties located in the Delaware Basin with an effective date of April 1, 2024 from Point Energy Partners Petroleum, LLC, Point Energy Partners Operating, LLC, Point Energy Partners Water, LLC and Point Energy Partners Royalty, LLC (collectively, “Point”) for an aggregate purchase price of $1.0 billion in cash, including customary closing adjustments (the "Point Acquisition"). We purchased 80% of the acquired assets, consisting of approximately 16,300 net acres in Ward and Winkler Counties, and will operate the assets, and NOG purchased the remaining 20% of the assets. Our portion of the aggregate preliminary purchase price was $827.0 million, which consisted of (i) $805.1 million in cash and (ii) $21.9 million of estimated transaction-related expenses. The purchase price is subject to additional post-closing adjustments, and was funded entirely with borrowings under our Senior Secured Credit Facility. Upon closing of the Point Acquisition, we entered into the Thirteenth Amendment to our Senior Secured Credit Facility, which, among other things, increased our aggregate elected commitment to $1.5 billion.
On February 2, 2024, we purchased additional working interests in producing properties associated with the Henry Acquisition (as defined herein), with an effective date of August 1, 2023 through PEP Henry Production Partners LP, PEP HPP Jubilee SPV

LP, PEP PEOF Dropkick SPV, LLC, PEP HPP Dropkick SPV LP and HPP Acorn SPV LP. The aggregate purchase price of $77.6 million consisted of (i) 878,690 shares of the Company's common stock, (ii) 980,272 shares of the Company's Preferred Stock, (iii) $1.8 million cash consideration received for closing adjustments and (iv) $0.7 million in transaction-related expenses.
See Note 4 to our consolidated financial statements included elsewhere in this Annual Report for further discussion of our 2024 acquisitions.

Financing transactions
In March and April of 2024, we issued a total of $1.0 billion in aggregate principal amount of 7.875% senior unsecured notes due 2032, from which we received net proceeds of approximately $983.5 million. The net proceeds were used to (i) fully extinguish the outstanding 10.125% senior unsecured notes due 2028, (ii) reduce the outstanding principal amount of the 9.750% senior unsecured notes due 2030 and (iii) repay a portion of the outstanding borrowings on the Senior Secured Credit Facility. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report for further discussion of our debt and financing transactions.

Commodity prices, reserves and full cost ceiling test

Commodity prices
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
With natural gas production in the Permian Basin at all-time highs, transportation capacity to market hubs for our natural gas production provided by existing natural gas pipelines has been generally constrained. During this time of natural gas pipeline capacity constraint, our sales price for natural gas has been lower than historical trends and may, at times, including in 2024, be negative.

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

Reserves and full cost ceiling test
We use the full cost method of accounting for our oil and natural gas properties, with the full cost ceiling based principally on the estimated future net cash flows from our proved oil, NGL and natural gas reserves, which exclude the effect of our commodity derivative transactions, discounted at 10% under required SEC guidelines for pricing methodology. We review the carrying value of our oil and natural gas properties under the full cost accounting rules of the SEC on a quarterly basis. In the event the unamortized cost, or net book value, of our evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, the excess is expensed in the period such excess occurs. Once incurred, a write-down of evaluated oil and natural gas properties is not reversible and constitutes a non-cash charge to earnings.
Our reserves are reported in three streams: oil, NGL and natural gas. The Realized Prices, which are utilized to value our proved reserves and calculated using the average first-day-of-the-month prices for each month within the 12-month period prior to the end of the reporting period, adjusted for factors affecting price received at the delivery point, as of December 31, 2024 were $76.76 for oil, $13.66 for NGL and $0.85 for natural gas. The unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling for the fourth quarter of 2024. Accordingly, we recorded a $481.3 million full cost impairment for the year ended December 31, 2024. The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling during 2023 and, as such, no full cost ceiling impairment was recorded during the year ended December 31, 2023.
If prices remain at or below the current levels, subject to numerous factors and inherent limitations, some of which are discussed below, and all other factors remain constant, we could incur additional material non-cash full cost ceiling impairments in future quarters, which would have an adverse impact on our financial results. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in future periods. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, changes in oilfield service costs, potential recognition of additional proved undeveloped reserves, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analysis in future periods. Also, purchases of proved properties may be recorded at a cost that exceeds the related increase in the full cost ceiling calculation as acquisitions are generally recorded at fair value based on expected future prices and other factors that may differ from historical prices used in the full cost ceiling test, among other factors.
In our upcoming first-quarter calculation to value our proved reserves, the January 2024 first-day-of-the-month oil price of $71.65 per Bbl will be replaced by the January 2025 first-day-of-the-month oil price of $71.72 per Bbl and February 2024 first-day-of-the-month oil price of $73.82 per Bbl will be replaced by the February 2025 first-day-of-the-month oil price of $72.53 per Bbl. If the February 2025 commodity prices are used for March 2025 as well, the projected trailing 12-month average prices for our first-quarter calculation would be $76.00 per Bbl for oil, $13.62 per Bbl for NGL and $0.99 per Mcf for natural gas under SEC guidelines for pricing methodology. Utilizing these prices, with all other factors remaining constant with our fourth-quarter 2024 calculation, we would have an implied impairment of our oil and natural gas properties of approximately $150 million in the first quarter of 2025. See Notes 2 and 6 to our consolidated financial statements included elsewhere in this Annual Report for discussion of the full cost method of accounting and our Realized Prices, respectively.

Results of operations

Revenues
Sources of our revenue
Our revenues are primarily derived from the sale of produced oil, NGL and natural gas, all within the continental U.S. and do not include the effects of derivatives.
The following table presents our composition of produced oil, NGL and natural gas revenue by product for the periods presented:

	Years ended December 31,
	2024	2023
Oil sales	89%	87%
NGL sales	10%	9%
Natural gas sales	1%	4%
Total	100%	100%

Oil, NGL and natural gas sales volumes, revenues and prices
The following table presents information regarding our oil, NGL and natural gas sales volumes, sales revenues and average sales prices for the periods presented and corresponding changes for such periods:

	Years ended December 31,		2024 compared to 2023
	2024	2023	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	22,585	16,894	5,691	34%
NGL (MBbl)	13,270	9,128	4,142	45%
Natural gas (MMcf)	78,794	55,404	23,390	42%
Oil equivalents (MBOE)(1)	48,987	35,256	13,731	39%
Average daily oil equivalent sales volumes (BOE/D)(1)	133,845	96,591	37,254	39%
Average daily oil sales volumes (Bbl/D)(1)	61,708	46,284	15,424	33%
Sales revenues (in thousands):
Oil	$1,728,971	$1,328,518	$400,453	30%
NGL	190,775	136,901	53,874	39%
Natural gas	15,544	63,214	(47,670)	(75)%
Total oil, NGL and natural gas sales revenues	$1,935,290	$1,528,633	$406,657	27%
Average sales prices(1):
Oil ($/Bbl)(2)	$76.55	$78.64	$(2.09)	(3)%
NGL ($/Bbl)(2)	$14.38	$15.00	$(0.62)	(4)%
Natural gas ($/Mcf)(2)	$0.20	$1.14	$(0.94)	(82)%
Average sales price ($/BOE)(2)	$39.51	$43.36	$(3.85)	(9)%
Oil, with commodity derivatives ($/Bbl)(3)	$76.56	$76.99	$(0.43)	(1)%
NGL, with commodity derivatives ($/Bbl)(3)	$14.29	$15.00	$(0.71)	(5)%
Natural gas, with commodity derivatives ($/Mcf)(3)	$0.95	$1.34	$(0.39)	(29)%
Average sales price, with commodity derivatives ($/BOE)(3)	$40.70	$42.87	$(2.17)	(5)%
_____________________________________________________________________________
(1)The numbers presented in the years ended December 31, 2024 and 2023 columns are based on actual amounts and may not recalculate using the rounded numbers presented in the table above or the table below.
(2)Price reflects the average of actual sales prices received when control passes to the purchaser/customer adjusted for quality, certain transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the delivery point.
(3)Price reflects the after-effects of our commodity derivative transactions on our average sales prices. Our calculation of such after-effects includes settlements of matured commodity derivatives during the respective periods.

The following table presents net settlements received or paid for matured commodity derivatives and net premiums paid previously or upon settlement attributable to commodity derivatives that matured during the periods utilized in our calculation of the average sales prices, with commodity derivatives, for the periods presented and corresponding changes for such periods:

	Years ended December 31,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Net settlements received (paid) for matured commodity derivatives:
Oil	$164	$(27,860)	$28,024	101%
NGL	(1,162)	—	(1,162)	N/A
Natural gas	59,320	10,792	48,528	450%
Total	$58,322	$(17,068)	$75,390	442%
Changes in average sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the years ended December 31, 2024 and 2023:

(in thousands)	Oil	NGL	Natural gas	Total
2023 Revenues	$1,328,518	$136,901	$63,214	$1,528,633
Effect of changes in average sales prices	(47,104)	(8,251)	(74,357)	(129,712)
Effect of changes in sales volumes	447,557	62,125	26,687	536,369
2024 Revenues	$1,728,971	$190,775	$15,544	$1,935,290
Change ($)	$400,453	$53,874	$(47,670)	$406,657
Change (%)	30%	39%	(75)%	27%
The following table presents sales of purchased oil and other operating revenues for the periods presented and corresponding changes for such periods:

	Years ended December 31,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Sales of purchased oil	$12,745	$14,313	$(1,568)	(11)%
Sales of purchased oil are a function of the volumes and prices of purchased oil sold to customers and are offset by the volumes and costs of purchased oil. We are a firm shipper on the Gray Oak pipeline and we may elect to utilize purchased oil to fulfill portions of our commitments. During the second half of 2024, we utilized purchased oil to fulfill portions of our commitments in excess of our lease production. The continuance of this practice in the future is based upon, among other factors, our pipeline capacity as a firm shipper and the quantity of our lease production which may contribute to our pipeline commitments. We expect to fulfill our Gray Oak pipeline commitments primarily with our lease production in the foreseeable future.

Costs and expenses
Costs and expenses and average costs and expenses per BOE sold
The following table presents select information regarding costs and expenses and selected average costs and expenses per BOE sold for the periods presented and corresponding changes for such periods:

	Years ended December 31,		2024 compared to 2023
(in thousands except for per BOE sold data)	2024	2023	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$448,078	$261,129	$186,949	72%
Production and ad valorem taxes	117,947	93,224	24,723	27%
Oil transportation and marketing expenses	44,843	41,284	3,559	9%
Gas gathering, processing and transportation expenses	17,825	2,013	15,812	785%
Costs of purchased oil	13,243	15,065	(1,822)	(12)%
General and administrative (excluding LTIP and transaction expenses)	85,656	79,712	5,944	7%
General and administrative (LTIP):
LTIP cash	2,206	3,972	(1,766)	(44)%
LTIP non-cash	13,168	9,794	3,374	34%
General and administrative (transaction expenses)	548	11,341	(10,793)	(95)%
Organizational restructuring expenses	795	1,654	(859)	(52)%
Depletion, depreciation and amortization	741,966	463,244	278,722	60%
Impairment expense	481,305	—	481,305	N/A
Other operating expenses, net	8,799	6,223	2,576	41%
Total costs and expenses	$1,976,379	$988,655	$987,724	100%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$9.15	$7.41	$1.74	23%
Production and ad valorem taxes	2.41	2.64	(0.23)	(9)%
Oil transportation and marketing expenses	0.92	1.17	(0.25)	(21)%
Gas gathering, processing and transportation expenses	0.36	0.06	0.30	500%
General and administrative (excluding LTIP and transaction costs)	1.75	2.26	(0.51)	(23)%
Total selected operating expenses	$14.59	$13.54	$1.05	8%
General and administrative (LTIP):
LTIP cash	$0.05	$0.11	$(0.06)	(55)%
LTIP non-cash	$0.27	$0.28	$(0.01)	(4)%
General and administrative (transaction expenses)	$0.01	$0.32	$(0.31)	(97)%
Depletion, depreciation and amortization	$15.15	$13.14	$2.01	15%
____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.
Lease operating expenses ("LOE")
LOE, which includes workover expenses, increased for the year ended December 31, 2024 compared to 2023. LOE are daily expenses incurred to bring oil, NGL and natural gas out of the ground and to market, together with the daily expenses incurred to maintain our producing properties. Such costs also include maintenance, repairs and non-routine workover expenses related to our oil and natural gas properties. LOE increased during 2024 primarily due to our acquisitions of oil and natural gas properties in 2023 and 2024. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to LOE. Workover expense for the year ended December 31, 2024 was $71.8 million, which was a 95% increase compared to the same period in 2023.
Production and ad valorem taxes
Production and ad valorem taxes increased for the year ended December 31, 2024 compared to 2023 due to increased oil and NGL revenues. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenues, and are established by federal, state or local taxing authorities. We take advantage of all credits and exemptions in our various taxing jurisdictions. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.
Oil transportation and marketing expenses
Oil transportation and marketing expenses are expenses incurred for the delivery of produced oil to customers in the U.S. Gulf Coast market via the Gray Oak pipeline. We ship the majority of our produced oil to the U.S. Gulf Coast, which we believe provides long-term pricing advantages versus the Midland market. Additionally, firm transportation payments on excess pipeline capacity associated with transportation agreements are also included in oil transportation and marketing expenses. See Note 15 to our consolidated financial statements included elsewhere in this Annual Report for additional discussion of our transportation commitments. Oil transportation and marketing expenses increased for the year ended December 31, 2024 compared to 2023 primarily due to increases in transportation expenses of $7.6 million, as our oil production has increased, partially offset by a decrease in firm transportation payments on excess capacity of $3.8 million.
Gas gathering, processing and transportation expenses
Beginning in the third quarter of 2023, and continuing into 2024, we became party to certain natural gas processing agreements where the Company concluded it is the principal in the transaction and the customer is the ultimate third party, with control of the NGL or residue gas transferring at the tailgate of the midstream entity's processing plant. Revenue for such agreements is recognized on a gross basis, with gathering, processing and transportation fees presented as an expense on the consolidated statements of operations.
Costs of purchased oil
Costs of purchased oil are a function of the volumes and prices of purchased oil. We are a firm shipper on the Gray Oak pipeline, and in the event our long-haul transportation capacity on the Gray Oak pipeline exceeds our net production, we purchase third-party oil at the trading hubs to satisfy the deficit in our associated long-haul transportation commitments. During the first half of 2024, we had no costs of purchased oil due to fulfilling our Gray Oak pipeline commitments with our lease production. During the second half of 2024, we utilized purchased oil to fulfill portions of our commitments. We expect to fulfill our Gray Oak pipeline commitments primarily with our lease production in the foreseeable future.
General and administrative ("G&A")
G&A are expenses incurred for overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, non-production based franchise taxes, audit and other fees for professional services, legal compliance and equity-based compensation.
G&A, excluding employee compensation expense from our long-term incentive plan ("LTIP") and transaction expenses, increased for the year ended December 31, 2024 compared to 2023 primarily due to workforce and professional expenses in connection with the growth of the Company, partially offset by higher performance-related bonuses accrued for our workforce in 2023 as compared to 2024.
LTIP cash expense decreased for the year ended December 31, 2024 compared to 2023. This decrease is primarily due to (i) fluctuations in the fair value of our cash-settled performance share unit awards as a result of the performance of our stock and (ii) cash-settled performance share unit awards and employee cash retainer awards expensed through 2023, which fully vested during first-quarter 2024.
LTIP non-cash expense increased for the year ended December 31, 2024 compared to 2023, due to 2024 expense including restricted stock awards for a larger population of our workforce as compared to 2023. See Notes 2 and 9 to our consolidated financial statements included elsewhere in this Annual Report for information regarding our equity-based compensation.

Transaction expenses primarily represent incurred costs associated with the Henry Acquisition. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report for further discussion of the Henry Acquisition.
Organizational restructuring expenses
Organizational restructuring expenses are separation charges comprised of compensation, tax, professional, outplacement and insurance-related expenses, which are recorded as "Organizational restructuring expenses" on the consolidated statements of operations.
Depletion, depreciation and amortization ("DD&A")
The most significant component of DD&A for Vital Energy is depletion. The following table presents depletion expense per BOE sold for the periods presented and the corresponding changes for such periods:

	Years ended December 31,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Depletion expense per BOE sold	$14.70	$12.67	$2.03	16%
Depletion expense per BOE increased for the year ended December 31, 2024 compared to 2023 primarily due to a decrease in reserves related to a drop in price and the impact of the Point Acquisition and the related future development costs for proved undeveloped wells. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding the full cost method of accounting.
Impairment expense
The full cost ceiling is based principally on the estimated future net revenues from proved oil, NGL and natural gas reserves, which exclude the effect of the Company's commodity derivative transactions, discounted at 10%. The Realized Prices are utilized to calculate the estimated future net revenues in the full cost ceiling calculation. In the event the unamortized cost of evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, as defined by the SEC, the excess is charged to expense in the period such excess occurs. Once incurred, a write-down of oil and natural gas properties is not reversible. The unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling during the quarterly period ended December 31, 2024. Accordingly, the Company recorded a $481.3 million full cost ceiling impairment, which is included in "Impairment expense" on the consolidated statements of operations for the year ended December 31, 2024. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding our full cost ceiling calculation.

Non-operating income (expense)
The following table presents the components of non-operating income (expense), net for the periods presented and corresponding changes for such periods:

	Years ended December 31,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Gain on derivatives, net	$38,140	$96,230	$(58,090)	(60)%
Interest expense	(177,794)	(149,819)	(27,975)	(19)%
Loss on extinguishment of debt, net	(66,115)	(4,039)	(62,076)	(1,537)%
Other income, net	7,060	9,748	(2,688)	(28)%
Total non-operating expense, net	$(198,709)	$(47,880)	$(150,829)	(315)%

Gain on derivatives, net
The following table presents the components of gain on derivatives, net for the periods presented and corresponding changes for such periods:

	Years ended December 31,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$(20,182)	$111,485	$(131,667)	(118)%
Settlements received (paid) for matured derivatives, net	58,322	(17,068)	75,390	442%
Other, net	—	1,813	(1,813)	(100)%
Gain on derivatives, net	$38,140	$96,230	$(58,090)	(60)%
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
Settlements received (paid) for matured derivatives, net are for our (i) commodity derivatives, which are based on the settlement prices compared to the prices specified in the derivative contracts and (ii) contingent consideration derivatives.
We classify the derivative gains as operating activities and cash received for contingent consideration derivatives as investing activities in our consolidated statements of cash flows. See Notes 2, 4, 11, 12 and 18 to our consolidated financial statements included elsewhere in this Annual Report and see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" below for additional information regarding our derivatives.
Interest expense
Interest expense increased for the year ended December 31, 2024 compared to 2023. We reflect interest paid to the lenders and bondholders in interest expense, net of amounts capitalized. In addition, we include the amortization of: (i) debt issuance costs, which includes origination, amendment and professional fees, (ii) commitment fees and (iii) annual agency fees in interest expense. The increase during the year ended December 31, 2024 is due to new senior unsecured notes issued during the third quarter of 2023 and the first half of 2024, and increased borrowings under our Senior Secured Credit Facility related to funding of the Point Acquisition. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding our debt and interest expense.
Loss on extinguishment of debt, net
During the year ended December 31, 2024, we recognized a loss on extinguishment of debt of $66.1 million. During the first quarter of 2024, we settled cash tender offers on the January 2028 Notes and 2030 Notes and redeemed the remaining principal amount outstanding on the January 2028 Notes. The related loss on extinguishment of debt during the year ended December 31, 2024 consisted of early tender and redemption premiums and write-offs of debt issuance costs, premiums and discounts. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding our long-term debt.

Income tax benefit (expense)
The following table presents income tax benefit (expense) for the periods presented and corresponding changes for such periods:

	Years ended December 31,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Current	$(2,456)	$(5,723)	$3,267	57%
Deferred	50,196	189,060	(138,864)	(73)%
Income tax benefit (expense)	$47,740	$183,337	$(135,597)	(74)%

We are subject to federal and state income taxes and the Texas franchise tax. For the year ended December 31, 2024, we recognized a combined United States federal and state income tax benefit of $47.7 million. The current income tax expense in both periods presented is attributable to Texas Franchise tax. See Note 13 to our consolidated financial statements included elsewhere in this Annual Report for additional discussion of our income taxes.
Management considered evidence, both positive and negative, and determined it is more-likely-thannot that a portion of our federal deferred tax assets are realizable which resulted in the release of the federal valuation allowance and preservation of the Oklahoma valuation allowance in 2023. Management reviews new evidence, both positive and negative, for each reporting period that could impact our judgement on the realizability of our deferred tax assets. As of December 31, 2024, management concluded that our federal deferred tax assets are more-likely-than-not to be realized and continue to maintain a full valuation allowance with respect to Oklahoma.
As of December 31, 2024, we had approximately $239.7 million in net deferred tax assets, which includes a $206.8 million deferred tax asset related to net operating loss ("NOL") carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Some of these NOL carryforwards will expire if they are not used within certain periods. At this time, we consider it more-likely-than-not that we will have sufficient taxable income in the future that will allow the utilization of these NOL carryforwards and realize these deferred tax assets. However, it is possible that some or all of these NOL carryforwards could ultimately expire unused and prevent us from realizing the full value of the deferred tax assets. Our assessment relies on the ability to forecast sufficient taxable income from our operations; however, any future impairments as a result of the full cost ceiling limitation may limit that reliance. As a result, a full or partial valuation allowance to reduce our deferred tax assets may be required, which would materially increase our expenses in the period the allowance is recognized.
As of December 31, 2024, we have federal NOL carryforwards of $897.0 million of which $530.2 million will begin to expire in 2035, and the remaining NOL carryforwards of $366.8 million will not expire but may be limited in future periods. If we were to experience an “ownership change” as determined under Section 382 of the Internal Revenue Code, our ability to offset taxable income arising after the ownership change with net operating losses arising prior to the ownership change may be significantly limited. Based on information available as of December 31, 2024, no such ownership change has occurred.

Liquidity and capital resources
Historically, our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings, proceeds from debt offerings, borrowings under our Senior Secured Credit Facility and proceeds from asset dispositions. Our primary operational uses of capital have been for the acquisition, exploration and development of oil and natural gas properties and infrastructure development.
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
Due to the inherent volatility in the prices of oil, NGL and natural gas and the sometimes wide pricing differentials between where we produce and sell such commodities, we engage in commodity derivative transactions to hedge price risk associated with a portion of our anticipated sales volumes. By removing a portion of the price volatility associated with future sales volumes, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. Due to the inherent volatility in interest rates, we may, from time to time, enter into interest rate derivative swaps to hedge interest rate risk associated with our debt under the Senior Secured Credit Facility. As of December 31, 2024, the Company has not entered into any interest rate derivative swaps, and therefore our outstanding debt balance under our Senior Secured Credit Facility is subject to interest rate fluctuations. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" below. See Notes 11 and 18to our consolidated financial statements included elsewhere in this Annual Report for discussion of our open commodity positions.
As of December 31, 2024, we had cash and cash equivalents of $40.2 million and available capacity under the Senior Secured Credit Facility of $620.0 million, resulting in total liquidity of $660.2 million. As of February 19, 2025, we had outstanding borrowings under our Senior Secured Credit Facility of $855.0 million, resulting in available capacity of $645.0 million. We believe that our operating cash flows and the aforementioned liquidity sources provide us with sufficient liquidity and financial resources to manage our cash needs and contractual obligations, to implement our currently planned capital expenditure budget and, at our discretion, fund any share repurchases, pay down, repurchase or refinance debt or adjust our planned capital expenditure budget. See Note 18 to our consolidated financial statements included elsewhere in this Annual Report for additional discussion of additional borrowings and repayments on the Senior Secured Credit Facility subsequent to December 31, 2024.

Cash requirements for known contractual and other obligations
The following table presents significant cash requirements for known contractual and other obligations as of December 31, 2024:

(in thousands)	Short-term	Long-term	Total
Senior unsecured notes(1)	$131,342	$2,352,302	$2,483,644
Senior Secured Credit Facility(2)	—	880,000	880,000
Electricity purchase commitments	20,288	166,674	186,962
Operating lease commitments(3)	78,176	32,998	111,174
Asset retirement obligations	6,551	82,941	89,492
Sand purchase commitments	24,296	16,470	40,766
Firm transportation commitments	18,133	22,605	40,738
Total	$278,786	$3,553,990	$3,832,776
______________________________________________________________________________
(1)Amounts presented include both principal and interest obligations.
(2)Amounts presented do not include interest expense as it is a floating rate and we cannot determine with accuracy the future interest rates we will be charged. As of December 31, 2024, the outstanding balance under our Senior Secured Credit Facility was subject to a weighted-average interest rate of 7.240%.
(3)Amounts presented include both minimum lease payments and imputed interest.
We expect to satisfy our short-term contractual and other obligations with cash flows from operations. See Notes 2, 5, 7, 15 and 18 to our consolidated financial statements included elsewhere in this Annual Report for further discussion of our known contractual and other obligations.

Cash flows
The following table presents our cash flows for the periods presented and corresponding changes for such periods:

	Years ended December 31,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Net cash provided by operating activities	$1,000,330	$812,956	$187,374	23%
Net cash used in investing activities	(1,737,591)	(1,476,130)	(261,461)	(18)%
Net cash provided by financing activities	763,379	632,800	130,579	(21)%
Net increase (decrease) in cash and cash equivalents	$26,118	$(30,374)	$56,492	186%

Cash flows from operating activities
Net cash provided by operating activities increased during the year ended December 31, 2024, compared to 2023. Notable cash changes include (i) an increase in total oil, NGL and natural gas sales revenues of $406.7 million, (ii) an increase of $76.0 million due to changes in net settlements received for matured derivatives, mainly due to decreases in commodity prices and (iii) a decrease of $56.4 million due to net changes in operating assets and liabilities. Other significant changes include increases in lease operating expense and production and ad valorem taxes. See "—Results of operations" for additional discussion of our oil, NGL and natural gas sales revenues, derivatives and expenses.
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

Cash flows from investing activities
Net cash used in investing activities increased during the year ended December 31, 2024, compared to 2023, primarily due to an increase in capital expenditures as a result of increased drilling and completions activity in 2024. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report for further discussion of our acquisitions and divestiture of oil and natural gas properties.
Expected capital investments
We currently expect capital investments for 2025 to be in the approximate range of $825.0 million to $925.0 million. We will continue to monitor commodity prices and service costs and adjust activity levels in order to proactively manage our cash flows and preserve liquidity. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.
The following table presents the components of our capital investments, excluding non-budgeted acquisition costs, for the periods presented and corresponding changes for such periods:

	Years ended December 31,		2024 compared to 2023
(in thousands)	2024	2023	Change ($)	Change (%)
Oil and natural gas properties(1)	$873,637	$663,025	$210,612	32%
Midstream and other fixed assets	22,276	15,601	6,675	43%
Total capital investments, excluding non-budgeted acquisition costs	$895,913	$678,626	$217,287	32%
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

Cash flows from financing activities
Net cash provided by financing activities was $763.4 million during the year ended December 31, 2024, compared to $632.8 million during the year ended December 31, 2023. Notable 2024 activity includes (i) borrowings on our Senior Secured Credit Facility of $1.8 billion, (ii) proceeds from the issuance of our senior unsecured notes of $1.0 billion, (iii) payments on our Senior Secured Credit Facility of $1.0 billion, (iv) extinguishment of certain senior unsecured notes of $952.2 million and (v) payments for debt issuance costs of $22.1 million. For further discussion of our financing activities related to debt instruments, see Notes 7 and 18 to our consolidated financial statements included elsewhere in this Annual Report. For further discussion of our financing activities related to stockholders' equity, see Note 8 to our consolidated financial statements included elsewhere in this Annual Report.

Sources of liquidity
During the years ended December 31, 2024 and 2023, our sources of liquidity have been cash flows from operations, borrowings under our Senior Secured Credit Facility and proceeds from debt and equity offerings.

Senior Secured Credit Facility
As of December 31, 2024, our Senior Secured Credit Facility, which matures on September 13, 2027, had a maximum credit amount of $3.0 billion, a borrowing base and an aggregate elected commitment of of $1.5 billion, with $880.0 million outstanding, and was subject to an interest rate of 7.240%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which we were in compliance with for all periods presented. The Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of December 31, 2024 and 2023, we had no letters of credit outstanding under the Senior Secured Credit Facility.
See Notes 7 and 18 to our consolidated financial statements included elsewhere in this Annual Report for further discussion of our Senior Secured Credit Facility.

Supplemental Guarantor information
As of December 31, 2024, approximately $1.6 billion of our senior unsecured notes remained outstanding. Our wholly-owned subsidiary Vital Midstream Services, LLC ("VMS") (the "Guarantor"), jointly and severally, and fully and unconditionally, guarantees all of our outstanding senior unsecured notes.
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
There have been no material changes in our critical accounting estimates during the year ended December 31, 2024.

Oil, NGL and natural gas reserve quantities and values and standardized measure of discounted future net cash flows
On an annual basis, our independent reserve engineers prepare the estimates of oil, NGL and natural gas reserves and associated future net cash flows. The SEC has defined proved reserves as the estimated quantities of oil, NGL and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions at SEC pricing. The process of estimating oil, NGL and natural gas reserves is complex, requiring significant judgment in the evaluation of available geological, geophysical, engineering and economic data. In general, our estimates of future reserve volumes and associated future net cash flows are primarily based on historical production on a well-to-well or property-to-property basis under existing economic and operating conditions. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing prices and economic conditions. Decreases in price, for example, may cause a reduction in some proved reserves due to reaching economic limits at an earlier projected date. As a result, material revisions to existing reserve estimates and associated future net cash flows occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective assumptions and variances in available data for various properties increase the likelihood of significant changes in these estimates. If such changes are material, they could significantly affect future amortization of capitalized costs and result in impairment of assets under the full cost ceiling test that may be material. See Unaudited Supplementary Information included elsewhere in this Annual Report for additional discussion of our net proved oil, NGL and natural gas reserves and standardized measure of discounted future net cash flows, respectively.

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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed tax disclosures, including disaggregated information about an entity's effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The amendments in this accounting standard are effective, on a prospective basis, for fiscal years beginning after December 15, 2024. Early adoption is permitted. Adoption of this ASU will result in additional disclosure, but will not impact the Company’s consolidated financial position, results of operations or cash flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure about specific types of expenses included in the expense captions presented on the income statement. The amendments in this accounting standard are effective, on a prospective basis, for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. Adoption of this ASU will result in additional disclosure, but will not impact the Company's consolidated financial position, results of operations or cash flows.
During the year ended December 31, 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which sets forth improvements to the current segment disclosure requirements in accordance with Topic 280 "Segment Reporting," including clarifying that entities with a single reportable segment are subject to both new and existing segment reporting requirements. ASU 2023-07 is effective for interim periods beginning after December 15, 2024, and is applied retrospectively to all periods presented in this Annual Report. Adoption of this ASU results in additional disclosure, but did not impact the Company's consolidated financial position, results of operations or cash flows. See Note 17 for additional information.

Inflation and interest rates
Drilling and completions costs and costs of oilfield services, equipment and materials began to rise in 2021 and continued to persist at elevated levels in 2022 and 2023. In addition to the effect of such inflationary pressures on our operating and capital costs, elevated interest rates as a result of the Federal Reserve’s tightening monetary policy have increased our borrowing costs on debt under our Senior Secured Credit Facility and may limit our ability to access debt capital markets. While the Federal Reserve has signaled cuts in interest rates for 2025, additional increases in interest rates have the potential to increase our costs of borrowing even more. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve costs, which may, in part, offset cost increases from inflation and reduce our borrowing needs.

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
The fair values of our open commodity positions are largely determined by the relevant forward commodity price curves of the indexes associated with our open derivative positions. The following table provides a sensitivity analysis of the projected incremental effect on income or loss before income taxes of a hypothetical 10% change in the relevant forward commodity price curves of the indexes associated with our open commodity positions as of December 31, 2024:

(in thousands)	As of December 31, 2024
Commodity derivative asset position	$113,909
Impact of a 10% increase in forward commodity prices	$(162,671)
Impact of a 10% decrease in forward commodity prices	$162,671
See Notes 2, 11, 12 and 18 to our consolidated financial statements included elsewhere in this Annual Report for further discussion of our commodity derivatives.

Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our senior unsecured notes bear interest at fixed rates. The interest rate on our Senior Secured Credit Facility as of December 31, 2024 was 7.240%. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report for further discussion of our debt. The interest rate on borrowings may be based on an alternate base rate or term secured overnight financing rate ("Term SOFR"), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the "prime rate" (as publicly announced by Wells Fargo Bank, N.A.) in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our Senior Secured Credit Facility) for a one-month tenor in effect on such a day plus 1% and (b) the applicable margin. Interest on Term SOFR loans is equal to the sum of (a)(i) the Term SOFR (as defined in our Senior Secured Credit Facility) rate for such period plus (ii) the Term SOFR Adjustment (as defined in our Senior Secured Credit Facility) of 0.1% (in the case of clause (a), subject to a floor of 0%) plus (b) the applicable margin. The applicable margin varies from 1.25% to 2.25% on alternate base rate borrowings and from 2.25% to 3.25% on Term SOFR borrowings, in each case, depending on our utilization ratio. As of December 31, 2024, the applicable margin on our borrowings were 1.75% for alternate base rate borrowings and 2.75% for Term SOFR borrowings.
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
As of December 31, 2024, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report, has issued their report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of independent registered public accounting firm
To the Stockholders and the Board of Directors of Vital Energy, Inc.

Opinion on internal control over financial reporting
We have audited Vital Energy, Inc.'s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vital Energy, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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
February 24, 2025

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.

Design and evaluation of internal control over financial reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management has included a report of their assessment of the design and operating effectiveness of our internal controls over financial reporting as part of this Annual Report for the year ended December 31, 2024. Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in "Item 8. Financial Statements and Supplementary Data" in this Annual Report under the caption entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm," respectively, and are incorporated herein by reference.

Changes in internal control over financial reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information
Rule 10b5-1 Trading Arrangement Changes
Certain of our officers and directors have trading arrangements for the sale or purchase of Vital Energy, Inc. common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The following table summarizes changes to such arrangements during the three months ended December 31, 2024:

Name and title of director or officer	Type of change	Date of adoption	Date of termination	Duration of trading arrangement	Potential aggregate number of securities to be purchased (sold) pursuant to the trading arrangement
Mark Denny Executive Vice President-General Counsel & Secretary	Adoption	December 5, 2024	N/A	March 31, 2025	(11,336)
Bryan Lemmerman Executive Vice President and Chief Financial Officer	Adoption	December 11, 2024	N/A	March 14, 2025	(10,000)
Katie Hill Senior Vice President and Chief Operating Officer	Adoption	December 11, 2024	N/A	March 31, 2025	(9,273)
Other than as described above, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarterly period ended December 31, 2024.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Information regarding our Code of Conduct and Business Ethics, Code of Ethics For Senior Financial Officers and Corporate Governance Guidelines for our principal executive officer, principal financial officer and principal accounting officer are described in "Item 1. Business" in this Annual Report. Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

William E. Albrecht
Independent Director since 2020	Committees: Compensation and Finance	Age: 73

Other Current Public Company Directorships:	Halliburton Company (Compensation Committee and Health, Safety and Environment Committee chair)
Education:	Directorship Certified, National Association of Corporate Directors
Board Leadership Fellow, National Association of Corporate Directors
MS, University of Southern California
BS, United States Military Academy at West Point
Career Highlights:	President, Moncrief Energy, LLC (current)
California Resources Corporation Non-Executive Chair of the Board
Vice President, Occidental Petroleum Corporation; President, Oxy Oil & Gas, Americas; President, Oxy Oil & Gas, USA
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

Mark Denny
Executive Vice President — General Counsel and Secretary since November 2023	Age: 44
Senior Vice President —General Counsel and Secretary from April 2019 to November 2023

Education:	J.D., Georgetown University Law Center
B.S., Economics and Political Science, Vanderbilt University
Mr. Denny joined Vital Energy in February 2013. Prior to his most recent promotion to Executive Vice President, he served as Senior Vice President and General Counsel. Prior to joining Vital, Mr. Denny worked in-house at SEH Offshore, Inc. and Seahawk Drilling, Inc. Prior to that, Mr. Denny worked at the international law firms of Vinson & Elkins and Fried Frank.

John Driver
Independent Director since 2022	Committees: Audit and Finance	Age: 60

Other Current Public Company Directorships:	Broadway Financial Corp & City First Bank, N.A. (Audit, Governance, Risk & Compliance Committees)
Education:	MBA, Tuck School of Business at Dartmouth College
BS, Industrial Engineering, Stanford University
Directorship Certified, National Association of Corporate Directors
Cybersecurity Oversight Certified, National Association of Corporate Directors
Career Highlights:	Lynx Technology Chief Executive Officer (current)
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

Frances Powell Hawes
Independent Director since 2018	Committees: Audit (Chair) and Nominating, Corporate Governance, Environmental, and Social ("NGE&S")	Age: 70

Other Current Public Company Directorships:	Archrock Inc. (Audit Committee chair and Governance and Sustainability Committee)
PGT Innovations, Inc. (Audit Committee)
Education:	Texas-Certified Public Accountant
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

Katie Hill
Senior Vice President and Chief Operating Officer since November 2023	Age: 37

Education:	M.S., Mechanical Engineering, University of Michigan College of Engineering
B.S., Mechanical Engineering, University of Michigan College of Engineering
Ms. Hill joined Vital Energy in September 2022 as VP-Operations and was promoted to Chief Operating Officer and the senior leadership team in November 2023. Prior to joining Vital Energy she served as Senior Vice President - Operations at Javelin Energy Partners, LLC for two years. Previously, she served for eight years at Chesapeake Energy in positions of increasing responsibility in operations. Ms. Hill began her career as an engineer with BP in 2008.

Jarvis V. Hollingsworth
Independent Director since 2020	Committees: Audit and NGE&S (Chair)	Age: 62

Education:	JD, University of Houston
BS, United States Military Academy at West Point
Career Highlights:	Irradiant Partners, L.P. Vice Chairman (current)
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

Dr. Craig M. Jarchow
Independent Director since 2019	Committees: Compensation (Chair) and Finance	Age: 64

Other Current Private Company Directorships:	TG Natural Resources, LLC
Education:	Ph.D., Geophysics, Stanford University
MBA, MIT Sloan School of Management
MS, Geophysics, Stanford University
BA, Geology, University of California, Santa Barbara
Career Highlights:	TG Natural Resources, LLC President, Chief Executive Officer and Director
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

Dr. Shihab Kuran
Independent Director since 2022	Committees: Compensation and NGE&S	Age: 55

Education:	Ph.D., M.Sc., Electrical Engineering, City University of New York
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

Lisa M. Lambert
Independent Director since 2020	Committees: NGE&S and Compensation	Age: 57
Other Current Public Company Directorships:	Lucid Motors
UL
Education:	MBA, Harvard Business School
BS, Management Information Systems, Pennsylvania State University
Career Highlights:	Chief Investment Officer of Private Markets for the George Kaiser Family Foundation (current)
Managing Partner for the $100 million innovation foundry building energy startups (current)
National Grid Partners Founder and President
National Grid Chief Technology and Innovation Officer
The Westly Group Managing Partner
Intel Corporation Managing Director, Software and Services Fund and Diversity Fund
Ms. Lambert has extensive experience in the technology industries, leading innovation efforts and global investment initiatives. As Chief Investment Officer of Private Markets for the George Kaiser Family Foundation, she is responsible for investing in software including energy and mobility technology and managing the existing private markets portfolio. Her work with National Grid focuses on advancing energy systems, including at the intersection of energy and emerging technology to create a smarter, renewable future. She brings a perspective to our Board that contributes to our strategy of fostering a digital first mindset to make our business thrive in a digital era and to our continued commitment to ESG.

Lori A. Lancaster
Independent Director since 2020	Committees: Audit and Finance (Chair)	Age: 55

Other Current Public Company Directorships:	Precision Drilling Corp.
Intrepid Potash, Inc.
Education:	MBA, University of Chicago
BBA, Texas Christian University
Career Highlights:	UBS Securities Managing Director in the Global Energy Group
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

Bryan Lemmerman
Executive Vice President and Chief Financial Officer since November 2023	Age: 50
Senior Vice President and Chief Financial Officer from June 2020 to November 2023

Education:	M.B.A., University of Texas
M.S., Accounting, Texas A&M University
B.B.A., Accounting, Texas A&M University
Mr. Lemmerman joined Vital Energy in June 2020 as Senior Vice President and Chief Financial Officer. In November 2023 Mr. Lemmerman was promoted to Executive Vice President and Chief Financial Officer. Mr. Lemmerman has more than 16 years of experience in the energy exploration and production industry, including an extensive background in strategic planning and business development. He previously spent 10 years with Chesapeake Energy Corporation, serving in financial roles with increasing responsibility, most recently as Vice President—Business Development and Treasurer. Prior to joining Chesapeake, Mr. Lemmerman was a portfolio manager at Highview Capital Management and Ritchie Capital Management, overseeing investments in public and private energy.

Jason Pigott
President and Chief Executive Officer, October 2019 to present Director and President	Age: 51

Education:	MBA, University of North Carolina
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

Edmund P. Segner, III
Independent Director since 2011	Committees: Audit and Finance	Age: 71

Other Current Public Company Directorships:	Archrock, Inc.(Audit Committee and Governance and Sustainability Committee)
Education:	Certified Public Accountant
MA, Economics, University of Houston
BS, Civil Engineering, Rice University
Career Highlights:	Rice University Professor in the Practice of Engineering Management, Department of Civil and Environmental Engineering
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
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

Item 14.	Principal Accounting Fees and Services
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

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

(a)(3)	Exhibits

		Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filling Date
2.1	Purchase and Sale Agreement by and between Laredo Petroleum, Inc. and Northern Oil and Gas, Inc., dated as of August 16, 2022.	8-K	2.1	8/17/2022
2.2	Purchase and Sale Agreement, dated May 11, 2023, by and among Vital Energy, Inc. and Northern Oil and Gas, Inc., as Purchasers, and Forge Energy II, Delaware LLC, as Seller.^	8-K	2.1	5/17/2023
2.3	Purchase and Sale Agreement, dated September 13, 2023, by and among Vital Energy, Inc. and Henry Resources LLC, Henry Energy LP and Moriah Henry Partners LLC.^	8-K	2.1	9/13/2023
2.4	Purchase and Sale Agreement, dated September 13, 2023, by and among Vital Energy, Inc. and Maple Energy Holdings LLC.^	8-K	2.2	9/13/2023
2.5	Purchase and Sale Agreement, dated September 13, 2023, by and among Vital Energy, Inc. and Tall City Property Holdings III LLC and Tall City Operations III LLC.^	8-K	2.3	9/13/2023
2.6	Purchase and Sale Agreement, dated July 27, 2024, by and among Vital Energy, Inc. and Northern Oil and Gas, Inc., as Purchaser, and Point Energy Partners Petroleum, LLC, Point Energy Partners Operating, LLC, Point Energy Partners Water, LLC and Point Energy Partners Royalty, LLC, as Seller.	8-K	2.1	7/29/2024
2.7	Purchase and Sale Agreement, dated February 2, 2024, by and among Vital Energy, Inc., as Purchaser, and PEP Henry Production Partners LP, PEP HPP Jubilee SPV LP, PEP PEOF Dropkick SPV, LLC, PEP HPP Dropkick SPV LP and HPP Acorn SPV LP, as Seller.	8-K/A	2.1	2/5/2024
3.1	Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated as of December 19, 2011.	8-K	3.1	12/22/2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated as of June 1, 2020.	8-K	3.1	6/1/2020
3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated May 26, 2022	8-K	3.1	5/26/2022
3.4	Third Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated January 9, 2023.	8-K	3.1	1/9/2023
3.5	Fourth Certificate of Amendment to Vital Energy, Inc. Amended and Restated Certificate of Incorporated, dated November 21, 2023.	8-K	3.1	11/21/2023
3.6	Certificate of Ownership and Merger, dated as of December 30, 2013.	8-K	3.1	1/6/2014
3.7	Fourth Amended and Restated Bylaws of Vital Energy, Inc., adopted January 9, 2023.	8-K	3.2	1/9/2023
3.8	Certificate of Designations of 2.0% Cumulative Mandatorily Convertible Series A Preferred Stock of Vital Energy, Inc., as filed with the Secretary of State of the State of Delaware on September 13, 2023.	8-K	3.1	9/19/2023

		Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filling Date
3.9	Certificate of Amendment to Certificate of Designations of 2.0% Cumulative Mandatorily Convertible Series A Preferred Stock of Vital Energy, Inc.	8-K	3.1	11/6/2023
4.1	Form of Common Stock Certificate.	8-A12B/A	4.1	1/7/2014
4.2*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.3	Indenture, dated as of March 18, 2015, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, N.A., as trustee.	8-K	4.1	3/24/2015
4.4	Indenture, dated as of July 16, 2021, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	7/16/2021
4.5	Fifth Supplemental Indenture, dated as of September 25, 2023, among Vital Energy, Inc., Vital Midstream Services, LLC and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.2	9/25/2023
4.6	Form of Driftwood Registration Rights Agreement (attached as Exhibit C).	8-K	2.1	2/14/2023
4.7	Form of Henry Registration Rights Agreement (attached as Exhibit C).	8-K	2.1	9/13/2023
4.8	Form of Maple Registration Rights Agreement (attached as Exhibit C).	8-K	2.2	9/13/2023
4.9	Form of Tall City Registration Rights Agreement (attached as Exhibit C).	8-K	2.3	9/13/2023
4.10	Form of Grey Rock Registration Rights Agreement (attached as Exhibit G).	8-K/A	2.1	12/22/2023
4.11	Form of Henry Investor Agreement (attached as Exhibit F).	8-K	2.1	9/13/2023
4.12	Form of Grey Rock Investor Agreement (attached as Exhibit E).	8-K/A	2.1	12/22/2023
10.1	Fifth Amended and Restated Credit Agreement, dated as of May 2, 2017, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, and the other financial institutions signatory thereto.	10-Q	10.1	5/4/2017
10.2	First Amendment to Fifth Amended and Restated Credit Agreement, dated as of October 24, 2017, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.1	10/30/2017
10.3	Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of February 14, 2018, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	10-K	10.3	2/15/2018
10.4	Third Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 19, 2018, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.1	4/23/2018
10.5	Fourth Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 30, 2020, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.1	5/6/2020
10.6	Fifth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of October 22, 2020, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.1	10/22/2020
10.7	Sixth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of May 7, 2021, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.1	5/11/2021
10.8	Seventh Amendment to the Fifth Amended and Restated Credit Agreement, dated as of July 16, 2021, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.2	7/16/2021
10.9	Eighth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of April 13, 2022, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.1	4/19/2022

		Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filling Date
10.10	Ninth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of August 30, 2022, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.1	8/30/2022
10.11	Tenth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of November 1, 2022, among Laredo Petroleum, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Laredo Midstream Services, LLC and Garden City Minerals, LLC, as guarantors and the banks signatory thereto.	8-K	10.1	11/3/2022
10.12	Limited Consent and Eleventh Amendment to the Fifth Amended and Restated Credit Agreement, dated as of September 13, 2023, among Vital Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Vital Midstream Services, LLC, as guarantor, and the banks signatory thereto^	8-K	10.1	9/13/2023
10.13	Twelfth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of May 8, 2024, among Vital Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, Vital Midstream Services, LLC, as guarantor, and the banks signatory thereto.^	10-Q	10.6	5/9/2024
10.14	Thirteenth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of September 20, 2024, among Vital Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, the guarantors signatory hereto, and the banks signatory thereto.	10-Q	10.1	11/06/2024
10.15	Purchase Agreement, dated July 13, 2021, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein.	8-K	10.1	7/16/2021
10.16	Amended and Restated Form of Indemnification Agreement between Laredo Petroleum Holdings, Inc. and each of the officers and directors thereof.	10-Q	10.5	5/2/2019
10.17	Vital Energy, Inc. Omnibus Equity Incentive Plan, as amended and restated as of January 9, 2023.	10-K	10.14	2/22/2023
10.18	Vital Energy, Inc. Omnibus Equity Incentive Plan (amended and restated as of May 23, 2024).	8-K	10.1	5/28/2024
10.19	Vital Energy, Inc. Omnibus Equity Incentive Plan (amended and restated as of December 10, 2024).	8-K	10.1	12/13/2024
10.20	Vital Energy, Inc. Change in Control Executive Severance Plan (amended and restated as of December 10, 2024).	8-K	10.2	12/13/2024
10.21#	Vital Energy, Inc. Executive Severance Plan, as amended and restated as of January 9, 2023.	10-K	10.16	2/22/2023
10.22#	Offer Letter, dated April 17, 2019, between Laredo Petroleum, Inc. and Mr. Jason Pigott.	10-Q	10.3	5/2/2019
10.23#	Offer Letter, dated June 12, 2020, between Laredo Petroleum, Inc. and Mr. Bryan J. Lemmerman.	10-Q	10.3	8/6/2020
10.24#	Offer Letter, dated March 11, 2024, between Vital Energy, Inc. and Mr. Larry Faulkner.	10-Q	10.4	5/9/2024
10.25#	Form of Stock Option Agreement.	8-K	10.3	5/25/2016
10.26#	Form of 2021 Performance Share Unit Award Agreement.	10-Q	10.3	5/6/2021
10.27#	Form of Performance Share Unit Award Agreement.	10-K	10.23	3/11/2024
10.28#	Form of 2022 Restricted Stock Award Agreement.	10-Q	10.3	5/5/2022
10.29#	Form of Restricted Stock Award Agreement.	8-K	10.2	5/25/2016
10.30#	Nonqualified Director Deferred Compensation Plan.	10-K	10.28	3/11/2024
19.1*	Policy Prohibiting Insider Trading and Unauthorized Disclosure of Information to Others.
21.1*	List of Subsidiaries.
22.1*	List of Issuers and Guarantor Subsidiaries.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Ryder Scott Company, L.P.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filling Date
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
97.1	Executive Compensation Clawback Policy on Recoupment and Forfeiture of Incentive Compensation, dated November 1, 2023.	10-K	97.1	3/11/2024
99.1*	Summary Report of Ryder Scott Company, L.P.
99.2*	Unaudited pro forma condensed combined financial information of Vital Energy, Inc. for the year ended December 31, 2024.
101
The following financial information from Vital's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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

Vital Energy, Inc.
Date: February 24, 2025	By:	/s/ Jason Pigott
Jason Pigott President and Chief Executive Officer
KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Pigott, Bryan J. Lemmerman, Mark D. Denny and Stephen L. Faulkner, Jr., each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Jason Pigott	President and Chief Executive Officer (principal executive officer)	2/24/2025
Jason Pigott
/s/ Bryan J. Lemmerman	Executive Vice President and Chief Financial Officer (principal financial officer)	2/24/2025
Bryan J. Lemmerman
/s/ Stephen L. Faulkner, Jr.	Vice President and Chief Accounting Officer (principal accounting officer)	2/24/2025
Stephen L. Faulkner, Jr.
/s/ William E. Albrecht	Chairman	2/24/2025
William E. Albrecht
/s/ John Driver	Director	2/24/2025
John Driver
/s/ Francis Powell Hawes	Director	2/24/2025
Frances Powell Hawes
/s/ Jarvis V. Hollingsworth	Director	2/24/2025
Jarvis V. Hollingsworth
/s/ Dr. Craig M. Jarchow	Director	2/24/2025
Dr. Craig M. Jarchow
/s/ Dr. Shihab A. Kuran	Director	2/24/2025
Dr. Shihab A. Kuran
/s/ Lisa M. Lambert	Director	2/24/2025
Lisa M. Lambert
/s/ Lori A. Lancaster	Director	2/24/2025
Lori A. Lancaster
/s/ Edmund P. Segner, III	Director	2/24/2025
Edmund P. Segner, III

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vital Energy, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Vital Energy, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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

Depreciation, Depletion, and Amortization (DD&A) of proved properties and Full Cost Ceiling Impairment
Description of the Matter	At December 31, 2024, the carrying value of the Company’s oil and natural gas properties was $4,864 million, depreciation, depletion and amortization (DD&A) expense was $742 million, and the full cost ceiling impairment expense was $481 million for the year then ended. As described in Note 2, the Company follows the full cost method of accounting for its oil and gas properties. Oil and natural gas properties, net, excluding unevaluated properties of $243 million, are depleted using the unit-of-production method based on estimated proved oil, NGL and natural gas reserves. As described in Note 6, the Company’s oil and natural gas properties are subject to the full cost ceiling test under SEC guidelines whereby the Company’s unamortized cost of evaluated oil and natural gas properties are limited to a full cost ceiling based on the estimated future net cash flows from proved oil, NGL and natural gas reserves, discounted at 10%.

The estimation of proved oil, NGL and natural gas reserve volumes is an ongoing process based on technical evaluations, commercial and market assessments, and detailed analysis of well information such as historical production, development and production costs, among other factors. Because of the complexity in estimating oil, NGL and natural gas reserves, management used independent reserve engineers to prepare the proved oil, NGL and natural gas reserve estimates as of December 31, 2024.

Auditing the Company’s DD&A expense and full cost ceiling impairment is complex because of the use of the work of the independent reserve engineers and the evaluation of management’s determination of the inputs including historical production, oil and gas price assumptions, and future operating and capital costs assumptions, among others, used by the engineers in estimating proved oil, NGL and natural gas reserves.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls that address the risks of material misstatement relating to the DD&A expense and full cost ceiling impairment calculation for oil and natural gas properties. This includes controls over the completeness and accuracy of the historical production and financial data used in estimating proved oil, NGL and natural gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the Company’s independent reserve engineers used to prepare the proved oil, NGL and natural gas reserve estimates. In addition, in assessing whether we can use the work of the independent reserve engineers, we evaluated the completeness and accuracy of the historical production and financial data and inputs, described above used by the engineers in estimating oil, NGL and natural gas reserves by agreeing them to source documentation, and we identified and evaluated corroborative and contrary evidence. For proved undeveloped reserves, we evaluated management’s development plan for compliance with SEC requirements. We also tested the DD&A expense and full cost ceiling impairment calculations for oil and natural gas properties, to conclude they are based on the appropriate proved oil, NGL and natural gas reserve amounts as estimated by the Company’s independent reserve engineers.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2022.
Tulsa, Oklahoma
February 24, 2025

Table of Contents	Vital Energy, Inc.

Consolidated balance sheets

(in thousands, except share data)	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$40,179	$14,061
Accounts receivable, net	299,698	238,773
Derivatives	101,474	99,336
Other current assets	25,205	18,749
Total current assets	466,556	370,919
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	13,587,040	11,799,155
Unevaluated properties not being depleted	242,792	195,457
Less: accumulated depletion and impairment	(8,966,200)	(7,764,697)
Oil and natural gas properties, net	4,863,632	4,229,915
Midstream and other fixed assets, net	134,265	130,293
Property and equipment, net	4,997,897	4,360,208
Derivatives	34,564	51,071
Operating lease right-of-use assets	104,329	144,900
Deferred income taxes	239,685	188,836
Other noncurrent assets, net	35,915	33,647
Total assets	$5,878,946	$5,149,581
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$185,115	$159,892
Accrued capital expenditures	95,593	91,937
Undistributed revenue and royalties	187,563	194,307
Operating lease liabilities	73,143	70,651
Other current liabilities	59,725	78,802
Total current liabilities	601,139	595,589
Long-term debt, net	2,454,242	1,609,424
Derivatives	5,814	—
Asset retirement obligations	82,941	81,680
Operating lease liabilities	26,733	71,343
Other noncurrent liabilities	7,506	6,288
Total liabilities	3,178,375	2,364,324
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero and 595,104 issued and outstanding as of December 31, 2024 and 2023, respectively	—	6
Common stock, $0.01 par value, 80,000,000 shares authorized, and 38,144,248 and 35,413,551 issued and outstanding as of December 31, 2024 and 2023, respectively	381	354
Additional paid-in capital	3,823,241	3,733,775
Accumulated deficit	(1,123,051)	(948,878)
Total stockholders' equity	2,700,571	2,785,257
Total liabilities and stockholders' equity	$5,878,946	$5,149,581
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Vital Energy, Inc.

Consolidated statements of operations

	Years ended December 31,
(in thousands, except per share data)	2024	2023	2022
Revenues:
Oil sales	$1,728,971	$1,328,518	$1,351,207
NGL sales	190,775	136,901	234,613
Natural gas sales	15,544	63,214	208,554
Sales of purchased oil	12,745	14,313	119,408
Other operating revenues	4,279	4,658	7,014
Total revenues	1,952,314	1,547,604	1,920,796
Costs and expenses:
Lease operating expenses	448,078	261,129	173,983
Production and ad valorem taxes	117,947	93,224	110,997
Oil transportation and marketing expenses	44,843	41,284	53,692
Gas gathering, processing and transportation expenses	17,825	2,013	—
Costs of purchased oil	13,243	15,065	122,118
General and administrative	101,578	104,819	68,082
Organizational restructuring expenses	795	1,654	10,420
Depletion, depreciation and amortization	741,966	463,244	311,640
Impairment expense	481,305	—	40
Other operating expenses, net	8,799	6,223	8,583
Total costs and expenses	1,976,379	988,655	859,555
Gain (loss) on disposal of assets, net	1,513	672	(1,079)
Operating income (loss)	(22,552)	559,621	1,060,162
Non-operating income (expense):
Gain (loss) on derivatives, net	38,140	96,230	(298,723)
Interest expense	(177,794)	(149,819)	(125,121)
Loss on extinguishment of debt, net	(66,115)	(4,039)	(1,459)
Other income, net	7,060	9,748	2,155
Total non-operating expense, net	(198,709)	(47,880)	(423,148)
Income (loss) before income taxes	(221,261)	511,741	637,014
Income tax benefit (expense)	47,740	183,337	(5,502)
Net income (loss)	(173,521)	695,078	631,512
Preferred stock dividends	(652)	(449)	—
Net income (loss) available to common stockholders	$(174,173)	$694,629	$631,512
Net income (loss) per common share:
Basic	$(4.74)	$34.30	$37.88
Diluted	$(4.74)	$33.44	$37.44
Weighted-average common shares outstanding:
Basic	36,725	20,254	16,672
Diluted	36,725	20,783	16,867
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Vital Energy, Inc.

Consolidated statements of stockholders' equity

	Preferred stock		Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit	Total
(in thousands)	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2021	—	$—	17,075	$171	$2,788,628	—	$—	$(2,275,019)	$513,780
Restricted stock awards	—	—	255	3	(3)	—	—	—	—
Restricted stock forfeitures	—	—	(58)	(1)	1	—	—	—	—
Share repurchases	—	—	(491)	(5)	(37,285)	491	37,290	—	—
Stock exchanged for tax withholding	—	—	(94)	(1)	(7,441)	94	7,442	—	—
Retirement of treasury stock	—	—	—	—	—	(585)	(44,732)	—	(44,732)
Share-settled equity-based compensation	—	—	—	—	10,186	—	—	—	10,186
Performance share conversion	—	—	75	1	(1)	—	—	—	—
Net income	—	—	—	—	—	—	—	631,512	631,512
Balance, December 31, 2022	—	—	16,762	168	2,754,085	—	—	(1,643,507)	1,110,746
Restricted stock awards	—	—	340	3	(3)	—	—	—	—
Restricted stock forfeitures	—	—	(47)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	(59)	(1)	(3,076)	59	3,077	—	—
Retirement of treasury stock	—	—	—	—	—	(59)	(3,077)	—	(3,077)
Share-settled equity-based compensation	—	—	—	—	13,969	—	—	—	13,969
Issuance of common stock, net of costs	—	—	3,163	32	161,191	—	—	—	161,223
Equity issued for acquisition of oil and natural gas properties	6,726	67	9,124	91	807,609	—	—	—	807,767
Preferred stock conversion	(6,131)	(61)	6,131	61	—	—	—	—	—
Preferred stock dividend paid	—	—	—	—	—	—	—	(449)	(449)
Net income	—	—	—	—	—	—	—	695,078	695,078
Balance, December 31, 2023	595	6	35,414	354	3,733,775	—	—	(948,878)	2,785,257
Restricted stock awards	—	—	484	5	(5)	—	—	—	—
Restricted stock forfeitures	—	—	(51)	(1)	1	—	—	—	—
Stock exchanged for tax withholding	—	—	(76)	(1)	(3,568)	76	3,569	—	—
Retirement of treasury stock	—	—	—	—	—	(76)	(3,569)	—	(3,569)
Share-settled equity-based compensation	—	—	—	—	18,336	—	—	—	18,336
Equity issued for acquisition of oil and natural gas properties	980	10	803	8	74,910	—	—	—	74,928
Preferred stock conversion	(1,575)	(16)	1,575	16	—	—	—	—	—
Preferred stock dividend paid	—	—	—	—	—	—	—	(652)	(652)
Other	—	—	(5)	—	(208)	—	—	—	(208)
Net loss	—	—	—	—	—	—	—	(173,521)	(173,521)
Balance, December 31, 2024	—	$—	38,144	$381	$3,823,241	—	$—	$(1,123,051)	$2,700,571
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Vital Energy, Inc.

Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(173,521)	$695,078	$631,512
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-settled equity-based compensation, net	14,646	10,994	8,403
Depletion, depreciation and amortization	741,966	463,244	311,640
Impairment expense	481,305	—	40
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(38,140)	(96,230)	298,723
Settlements received (paid) for matured derivatives, net	58,322	(17,648)	(486,173)
Loss on extinguishment of debt, net	66,115	4,039	1,459
Deferred income tax benefit	(50,196)	(189,060)	(619)
Other, net	27,663	13,983	35,532
Changes in operating assets and liabilities:
Accounts receivable, net	(61,163)	(77,742)	(9,226)
Other current assets	(6,456)	(2,754)	8,370
Other noncurrent assets, net	(1,151)	484	1,837
Accounts payable and accrued liabilities	12,803	52,763	31,534
Undistributed revenue and royalties	(29,762)	(31,907)	42,085
Other current liabilities	(25,004)	(5,656)	(18,503)
Other noncurrent liabilities	(17,097)	(6,632)	(26,994)
Net cash provided by operating activities	1,000,330	812,956	829,620
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(850,911)	(849,508)	(5,581)
Capital expenditures:
Oil and natural gas properties	(864,437)	(617,397)	(566,989)
Midstream and other fixed assets	(23,341)	(14,021)	(14,147)
Proceeds from dispositions of capital assets, net of selling costs	2,874	2,403	108,888
Other investing activities	(1,776)	2,393	1,877
Net cash used in investing activities	(1,737,591)	(1,476,130)	(475,952)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	1,750,000	765,000	455,000
Payments on Senior Secured Credit Facility	(1,005,000)	(700,000)	(490,000)
Issuance of senior unsecured notes	1,001,500	897,710	—
Extinguishment of debt	(952,214)	(457,792)	(282,902)
Proceeds from issuance of common stock, net of offering costs	—	161,223	—
Share repurchases	—	—	(37,290)
Stock exchanged for tax withholding	(3,569)	(3,077)	(7,442)
Payments for debt issuance costs	(22,078)	(27,011)	(1,938)
Other, net	(5,260)	(3,253)	(1,459)
Net cash provided by (used in) financing activities	763,379	632,800	(366,031)
Net increase (decrease) in cash and cash equivalents	26,118	(30,374)	(12,363)
Cash and cash equivalents, beginning of period	14,061	44,435	56,798
Cash and cash equivalents, end of period	$40,179	$14,061	$44,435
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements

Notes to the consolidated financial statements

Note 1	Organization
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

Basis of presentation
The accompanying consolidated financial statements were derived from the historical accounting records of the Company and reflect the historical financial position, results of operations and cash flows for the periods described herein. The accompanying consolidated financial statements have been prepared in accordance with GAAP. All material intercompany transactions and account balances have been eliminated in the consolidation of accounts.

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
Significant estimates include, but are not limited to, (i) volumes of the Company's reserves of oil, NGL and natural gas, (ii) future cash flows from oil and natural gas properties, (iii) impairments and (iv) fair values of assets acquired and liabilities assumed in a business combination. As fair value is a market-based measurement, it is determined based on the assumptions that would be used by market participants. These estimates and assumptions are based on management's best judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets and volatile equity and energy markets may increase the uncertainty inherent in such estimates and assumptions. Management believes its estimates and assumptions to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual values and results could differ from these estimates. Any changes in estimates resulting from future changes in the economic environment will be reflected in the financial statements in future periods.

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
Accounts receivable consisted of the following components as of the dates presented:

(in thousands)	December 31, 2024	December 31, 2023
Oil, NGL and natural gas sales(1)	$180,248	$173,917
Joint operations, net	91,949	60,397
Other	27,501	4,459
Total accounts receivable, net	$299,698	$238,773
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

Other current assets and liabilities
Other current assets consisted of the following components as of the dates presented:

(in thousands)	December 31, 2024	December 31, 2023
Prepaid expenses and other	$7,916	$5,026
Inventory	17,289	13,723
Total other current assets	$25,205	$18,749
Other current liabilities consisted of the following components as of the dates presented:

(in thousands)	December 31, 2024	December 31, 2023
Accrued interest payable	$34,988	$52,837
Accrued compensation and benefits	12,397	19,547
Other liabilities	12,340	6,418
Total other current liabilities	$59,725	$78,802

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

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements
possible impairment. The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling capital investments to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and the full cost ceiling test.
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
The Company has recognized operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets for leases of commercial real estate with lease terms extending into 2033 and drilling, completion, production and other equipment leases with lease terms extending into 2027. The Company has various other drilling, completion and production equipment leases on a short-term basis which are reflected in short-term lease costs.
The Company's lease costs include those that are recognized in net income during the period and capitalized as part of the cost of another asset in accordance with other GAAP. The lease costs related to drilling, completion and production activities are reflected at the Company's net ownership, which is consistent with the principals of proportional consolidation, and lease commitments are reflected on a gross basis.
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

Inventory
The Company has the following types of inventory: (i) materials and supplies inventory used in production activities of oil and natural gas properties and midstream service assets and (ii) line-fill in third-party pipelines, which is the minimum volume of product in a pipeline system that enables the system to operate, and is generally not available to be withdrawn from the pipeline until the expiration of the transportation contract. All inventory is carried at the lower of cost or net realizable value ("NRV"), with cost determined using the weighted-average cost method, and is included in "Other current assets" and "Other noncurrent assets, net" on the consolidated balance sheets. The NRV for materials and supplies inventory is estimated utilizing a replacement cost approach (Level 2). The NRV for line-fill in third-party pipelines is estimated utilizing a quoted market price adjusted for regional price differentials (Level 2). See Note 12 for discussion of the fair value hierarchy.

Debt issuance costs
Debt issuance costs, which are recorded at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the straight-line method. See Note 7 for additional discussion of the Company's debt issuance costs.

Asset retirement obligations
Asset retirement obligations associated with the retirement of tangible long-lived assets are recognized as a liability in the period in which they are incurred and become determinable. The associated asset retirement costs are part of the carrying amount of the long-lived asset. Subsequently, the asset retirement cost included in the carrying amount of the related long-

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements
lived asset is expensed through depletion, or for midstream service assets through depreciation. Changes in the liability due to the passage of time are recognized as an increase in the carrying amount of the liability and accretion expense.
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
The following table presents changes to the Company's asset retirement obligations liability for the periods presented:

	Years ended December 31,
(in thousands)	2024	2023
Liability at beginning of year	$84,324	$74,081
Liabilities added due to acquisitions, drilling, midstream service asset construction and other	3,978	7,648
Accretion expense(1)	4,209	3,703
Liabilities settled due to plugging and abandonment or removed due to sale	(3,124)	(1,108)
Revision of estimates	105	—
Liability at end of year	89,492	84,324
Less: current asset retirement obligations(2)	6,551	2,644
Non-current asset retirement obligations	$82,941	$81,680
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

Treasury stock
Treasury stock is recorded at cost, which includes incremental direct transaction costs, and is retired upon acquisition as a result of (i) stock exchanged to satisfy tax withholding that arises upon the lapse of restrictions on share-settled equity-based awards at the awardee's election, (ii) stock exchanged for the cost of exercise of stock options at the awardee's election, or (iii) the Company's open market repurchases of its common stock.

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements

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
In certain situations, the Company enters into purchase and sale transactions of oil inventory with the same counterparty in contemplation with one another, and these transactions are presented on the consolidated statements of operations on a net basis in accordance with GAAP. The following table presents the net effect of these transactions for the periods presented:

	Years ended December 31,
(in thousands)	2024	2023	2022
Sales of purchased oil inventory	$249,396	$494,860	$104,403
Purchased oil inventory	249,955	495,697	104,039
Net effect on earnings(1)	$(559)	$(837)	$364
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
NGL and natural gas sales
Under its natural gas processing contracts, the Company delivers produced natural gas to a midstream processing entity at the wellhead or the inlet of the processing entity's system. The processing entity processes the natural gas, sells the resulting NGL and residue gas to third parties and pays the Company for the NGL and residue gas with deductions that may include gathering, compression, processing and transportation fees. In these scenarios, the Company evaluates whether it is the principal or the agent in the transaction. For contracts where the Company has concluded that it is the agent in the ultimate sale to the third party and the midstream processing entity is the principal and that the Company has transferred control of unprocessed natural gas to the midstream processing entity, the Company recognizes revenue based on the net amount of the proceeds received from the midstream processing entity who represents the Company's customer. For contracts where the Company has concluded that it is the principal with the ultimate third party being the customer, and control of the NGL or

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements
residue gas transferring at the tailgate of the midstream entity's processing plant, the Company recognizes revenue for those contracts on a gross basis, with gathering, compression, processing, and transportation fees presented as an expense.
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
Prior-period performance obligations
For sales of oil, NGL, natural gas and purchased oil, the Company records revenue in the month production is delivered to the purchaser. However, settlement statements and payment may not be received for 30 to 90 days after the date production is delivered and, as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. Such differences have historically not been significant. The Company uses knowledge of its properties, its properties' historical performance, spot market prices and other factors as the basis for these estimates. For the years ended December 31, 2024, 2023 and 2022, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.

Equity-based compensation awards
Equity-based compensation expense is included in "General and administrative" on the consolidated statements of operations, and includes expense for (i) restricted stock awards and share-settled performance share unit awards, which are accounted for as equity awards and are generally based on the awards' grant date or modification date fair value less an expected forfeiture rate and (ii) cash-settled performance share unit awards, which are accounted for as liability awards and are re-measured at each quarterly reporting period until settlement. The Company capitalizes a portion of equity-based compensation for employees who are directly involved in the acquisition, exploration and development of its oil and natural gas properties into the full cost pool. Capitalized equity-based compensation is included in "Evaluated properties" on the consolidated balance sheets. See Note 9 for further discussion of the Company's Equity Incentive Plan.

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements

Organizational restructurings
Organizational restructuring expenses are separation charges comprised of compensation, tax, professional, outplacement and insurance-related expenses, which are recorded as "Organizational restructuring expenses" on the consolidated statements of operations.

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
The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company has no unrecognized tax benefits related to uncertain tax positions in the consolidated financial statements at December 31, 2024 or 2023. See Note 13 for additional information regarding the Company's income taxes.

Supplemental cash flow and non-cash information
The following table presents supplemental cash flow and non-cash information for the periods presented:

	Years ended December 31,
(in thousands)	2024	2023	2022
Supplemental cash flow information:
Cash paid for interest, net of $1,413, $2,892 and $3,872 of capitalized interest, respectively(1)	$187,483	$132,986	$131,867
Supplemental non-cash operating information:
Right-of-use assets obtained in exchange for operating lease liabilities(2)	$49,683	$176,027	$34,532
Supplemental non-cash investing information:
Change in accrued capital expenditures	$3,656	$43,559	$(2,207)
Equity issued for acquisition of oil and natural gas properties(3)	$74,928	$807,767	$—
Liabilities assumed in acquisitions of oil and natural gas properties(3)	$37,090	$86,478	$—
______________________________________________________________________________
(1)See Note 7 for additional discussion of the Company's interest expense.
(2)See Note 5 for additional discussion of the Company's leases.
(3)See Notes 4 and 8 for additional discussion of the Company's acquisitions of oil and natural gas properties and equity issued in connection with such acquisitions, respectively.

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements

Note 3	New accounting standards
The Company considered the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") to the Accounting Standards Codification.
ASUs not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed tax disclosures, including disaggregated information about an entity's effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The amendments in this accounting standard are effective, on a prospective basis, for fiscal years beginning after December 15, 2024. Early adoption is permitted. Adoption of this ASU will result in additional disclosure, but will not impact the Company’s consolidated financial position, results of operations or cash flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure about specific types of expenses included in the expense captions presented on the income statement. The amendments in this accounting standard are effective, on a prospective basis, for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. Adoption of this ASU will result in additional disclosure, but will not impact the Company's consolidated financial position, results of operations or cash flows.
Recently adopted ASU
During the year ended December 31, 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which sets forth improvements to the current segment disclosure requirements in accordance with Topic 280 "Segment Reporting," including clarifying that entities with a single reportable segment are subject to both new and existing segment reporting requirements. ASU 2023-07 is effective for interim periods beginning after December 15, 2024, and is applied retrospectively to all periods presented in this Annual Report. Adoption of this ASU results in additional disclosure, but did not impact the Company's consolidated financial position, results of operations or cash flows. See Note 17 for additional information.

Note 4	Acquisitions and divestitures

2024 asset acquisitions
Point Acquisition
On September 20, 2024 (the "Point Closing Date"), the Company, together with Northern Oil and Gas, Inc. ("NOG"), purchased certain oil and natural gas properties located in the Delaware Basin with an effective date of April 1, 2024 from Point Energy Partners Petroleum, LLC, Point Energy Partners Operating, LLC, Point Energy Partners Water, LLC and Point Energy Partners Royalty, LLC (collectively, “Point”) for an aggregate purchase price of $1.0 billion in cash, including customary closing adjustments (the "Point Acquisition"). The Company purchased 80% of the acquired assets, consisting of approximately 16,300 net acres in Ward and Winkler Counties, and will operate the assets, and NOG purchased the remaining 20% of the assets.
The Company's portion of the aggregate preliminary purchase price was $827.0 million, which consisted of (i) $805.1 million in cash and (ii) $21.9 million of estimated transaction-related expenses. The purchase price is subject to additional post-closing adjustments. The Point Acquisition was accounted for as an asset acquisition, as substantially all the gross assets acquired are concentrated in a group of similar identifiable assets. Based on the relative fair values on the Point Closing Date, the acquired assets and liabilities assumed were allocated as follows: (i) $793.9 million to evaluated properties, (ii) $52.9 million to unevaluated properties, of which $48.6 million remained as of December 31, 2024, (iii) $14.3 million to revenue suspense liabilities, (iv) $3.0 million to asset retirement obligation liabilities and (v) $2.5 million to property tax liabilities.
PEP Acquisition
On February 2, 2024 (the "PEP Closing Date"), the Company purchased additional working interests in producing properties associated with the Henry Acquisition (as defined herein), with an effective date of August 1, 2023 (the "PEP Acquisition")

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements
through PEP Henry Production Partners LP, PEP HPP Jubilee SPV LP, PEP PEOF Dropkick SPV, LLC, PEP HPP Dropkick SPV LP and HPP Acorn SPV LP.
The aggregate purchase price of $77.6 million consisted of (i) 878,690 shares of the Company's common stock, par value $0.01 per share ("Common Stock") based upon the share price as of the PEP Closing Date, (ii) 980,272 shares of the Company's 2.0% Cumulative Mandatorily Convertible Series A Preferred Stock, par value $0.01 per share ("Preferred Stock") based upon the share price as of the PEP Closing Date, (iii) $1.8 million cash consideration received for closing adjustments and (iv) $0.7 million in transaction-related expenses. The purchase price is inclusive of final closing adjustments. The PEP Acquisition was accounted for as an asset acquisition, as substantially all the gross assets acquired are concentrated in a group of similar identifiable assets. Based on the relative fair values on PEP Closing Date, the acquired assets assumed were allocated as follows: (i) $77.7 million to evaluated properties, (ii) $0.3 million to unevaluated properties, all of which remained as of December 31, 2024, and (iii) $0.4 million to asset retirement obligations. The 980,272 shares of Preferred Stock were subsequently converted to an equal number of shares of Common Stock on May 23, 2024. See Note 8 for further discussion of the Preferred Stock conversion.

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
On November 5, 2023 ("Henry Closing Date"), the Company closed the Henry Acquisition. The following table presents components of the consideration paid in the Henry Acquisition, which is inclusive final closing adjustments:

(in thousands, except for share and share price data)	As of November 5, 2023
Shares of Company common stock issued	2,145,725
Company common stock price on Henry Closing Date	$52.25
Fair value of Company common stock issued	$112,114

Shares of Company preferred stock issued	6,131,381
Company preferred stock price on Henry Closing Date	$52.25
Fair value of Company preferred stock issued (before dividends)	$320,365
Fair value of preferred stock dividends	446
Fair value of Company preferred stock issued	$320,811

Cash consideration for working capital closing adjustments	4,359
Total consideration	$437,284

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements
The Henry Acquisition was accounted for as a business combination, with all associated transaction costs of $11.4 million included in "General and administrative expense" on the consolidated statements of operations. The following table presents the final purchase price allocation of the Henry Acquisition to the assets acquired and liabilities assumed, based on their fair values on the Henry Closing Date:

(in thousands)	As of November 5, 2023
Fair value of assets acquired:
Oil and natural gas properties:
Evaluated properties	$384,417
Unevaluated properties(1)	70,124
Operating lease right-of-use assets	3,366
Fair value of liabilities assumed:
Asset retirement obligations	(1,211)
Operating lease liabilities	(3,366)
Revenue suspense liabilities	(16,046)
Total purchase price	$437,284
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
Pro forma financial information (unaudited)
The following unaudited summary financial information for the years ended December 31, 2023 and 2022 gives effect to the Henry Acquisition as if they had been completed on January 1, 2022. The unaudited pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of Vital Energy would have been had the Henry Acquisition and related financing occurred on the date noted above, nor are they necessarily indicative of future consolidated results of operations or consolidated financial position.

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
The aggregate purchase price of $56.5 million consisted of (i) 627,026 shares of the Company's common stock, par value $0.01 per shares ("Common Stock") based upon the share price as of the Grey Rock Closing Date, ii) 595,104 shares of the Company's 2.0% Cumulative Mandatorily Convertible Series A Preferred Stock, par value $0.01 per shares ("Preferred Stock") based upon the share price as of the Grey Rock Closing Date and (iii) $1.2 million in post-close adjustments and transaction-related expenses. The purchase price is inclusive of final closing adjustments. The Grey Rock Acquisition was accounted for as an asset acquisition, as substantially all the gross assets acquired are concentrated in a group of similar identifiable assets. Based on the relative fair values on Grey Rock Closing Date, the acquired assets and liabilities assumed were allocated as follows: (i) $53.3 million to evaluated properties, (ii) $3.3 million to unevaluated properties, all of which remained as of December 31, 2023 and (iii) $0.1 million to asset retirement obligation liabilities. The 595,104 shares of Preferred Stock were subsequently converted to an equal number of shares of Common Stock on May 23, 2024. See Note 8 for further discussion of the Preferred Stock conversion.
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
The aggregate purchase price of $360.4 million consisted of (i) $280.6 million in cash, (ii) 1,402,258 shares of Common Stock based upon the share price as of the Tall City Closing Date and (iii) $9.0 million in transaction-related expenses. The purchase price is inclusive of final closing adjustments. Upon entering into the purchase and sale agreement with Tall City (the "Tall City PSA"), the Company issued Common Stock as a deposit to be held in escrow until closing of the Tall City Acquisition, of which certain shares remain in escrow to satisfy potential indemnification claims under the Tall City PSA. See Note 8 for additional information. The Tall City Acquisition was accounted for as an asset acquisition, as substantially all the gross assets acquired are concentrated in a group of similar identifiable assets. Based on the relative fair values on Tall City Closing Date, the acquired assets and liabilities assumed were allocated as follows: (i) $343.0 million to evaluated properties, (ii) $60.2 million to unevaluated properties, of which $4.4 million remained as of December 31, 2023, (iii) $3.4 million to operating lease right-of-use assets, (iv) $3.4 million to operating lease liabilities, (v) $1.2 million to property tax liabilities, (vi) $31.6 million to revenue suspense liabilities, (vii) $8.2 million to accrued liabilities for drilling advances and (viii) $1.8 million to asset retirement obligation liabilities.

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
The aggregate purchase price of $169.8 million consisted of i) 3,294,331 shares of Common Stock based upon the share price as of the Maple Closing Date, and ii) $4.9 million in transaction-related expenses. The purchase price, including shares, is inclusive of final closing adjustments. Upon entering into the purchase and sale agreement with Maple (the "Maple PSA"), the Company issued Common Stock as a deposit to be held in escrow until closing of the Maple Acquisition, of which certain shares remain in escrow post-closing to satisfy potential indemnification claims under the Maple PSA. See Note 8 for additional information. The Maple Acquisition was accounted for as an asset acquisition, as substantially all the gross assets acquired are concentrated in a group of similar identifiable assets. Based on the relative fair values on Maple Closing Date, the acquired assets and liabilities assumed were allocated as follows: (i) $145.8 million to evaluated properties, (ii) $30.6 million to unevaluated properties, all of which remained as of December 31, 2023, (iii) $3.1 million to operating lease right-of-use assets, (iv) $3.1 million to operating lease liabilities, (v) $1.3 million to property tax liabilities, (vi) $3.8 million to revenue suspense liabilities and (vii) $1.5 million to asset retirement obligation liabilities.
Forge Acquisition
On June 30, 2023 ("Forge Closing Date"), the Company purchased certain oil and natural gas properties located in the Delaware Basin, including approximately 24,000 net acres in Pecos, Reeves and Ward Counties, and related assets and contracts, with an effective date of March 1, 2023 (the "Forge Acquisition") from Forge Energy II Delaware, LLC ("Forge").
The aggregate purchase price of $397.6 million consisted of (i) $389.9 million in cash and (ii) $7.7 million in transaction-related expenses. The purchase price is inclusive of final closing adjustments. The Forge Acquisition was accounted for as an asset acquisition, as substantially all the gross assets acquired are concentrated in a group of similar identifiable assets. Based on the relative fair values on the Forge Closing Date, the acquired assets and liabilities assumed were allocated as follows: (i) $278.6 million to evaluated properties, (ii) $125.5 million to unevaluated properties, of which $50.6 million remained as of December 31, 2023, (iii) $8.9 million to equipment inventory, (iv) $13.7 million to revenue suspense liabilities and (v) $1.7 million to asset retirement obligation liabilities.
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
The aggregate purchase price of $201.7 million consisted of (i) $117.4 million of cash, (ii) 1,578,948 shares of Common Stock based upon the share price as of the Driftwood Closing Date and (iii) $4.2 million in transaction-related expenses. The purchase price is inclusive of final closing adjustments. The Driftwood Acquisition was accounted for as an asset acquisition, as substantially all the gross assets acquired are concentrated in a group of similar identifiable assets. Based on the relative fair values on the Driftwood Closing Date, the acquired assets and liabilities assumed were allocated as follows: (i) $207.1 million to evaluated properties, (ii) $0.5 million to revenue suspense liabilities, (iii) $4.2 million to derivative liabilities and (iv) $0.7 million to asset retirement obligation liabilities.
During the second quarter of 2023, the Company acquired additional interests in producing properties associated with the Driftwood Assets through additional sellers that exercised their "tag-along" sales rights, for total cash consideration of $8.6 million, excluding customary purchase price adjustments.

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements

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

Note 5	Leases

Lease costs
The following table presents components of total lease costs, net for the periods presented:

	Years ended December 31,
(in thousands)	2024	2023
Operating lease costs(1)	$95,719	$71,706
Short-term lease costs(2)	149,819	56,685
Variable lease costs(3)	10,212	97,383
Sublease income	(552)	(1,198)
Total lease costs, net	$255,198	$224,576
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

	Years ended December 31,
(in thousands)	2024	2023
Operating cash outflows from operating leases	$22,133	$4,595
Investing cash outflows from operating leases(1)	$75,607	$65,305
_____________________________________________________________________________
(1)    Amounts associated with drilling and completions operations are capitalized as additions to oil and natural gas properties.

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements
Lease terms and discount rates
The following table presents the weighted-average remaining lease term and weighted-average discount rate for operating leases as of the dates presented:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	2.18 years	2.54 years
Weighted-average discount rate	7.89%	8.26%
Maturities
The following table reconciles the undiscounted cash flows for recognized operating lease liabilities for each of the first five years and the total remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of the date presented:

(in thousands)	December 31, 2024
2025	$78,176
2026	14,081
2027	4,622
2028	2,986
2029	2,730
Thereafter	8,579
Total minimum lease payments	111,174
Less: imputed interest	(11,298)
Present value of future minimum lease payments	$99,876
Other information
See Note 2 for disclosure of supplemental non-cash adjustments information related to operating leases.

Note 6	Property and equipment

Oil and natural gas properties
The following table presents capitalized employee-related incurred capital expenditures in the acquisition, exploration and development of oil and natural gas properties for the periods presented:

	Years ended December 31,
(in thousands)	2024	2023	2022
Capitalized employee-related costs	$20,815	$22,179	$17,026
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
The following table presents depletion expense, which is included in "Depletion, depreciation and amortization" on the consolidated statements of operations, and depletion expense per BOE sold of evaluated oil and natural gas properties for the periods presented:

	Years ended December 31,
(in thousands except per BOE data)	2024	2023	2022
Depletion expense of evaluated oil and natural gas properties	$720,190	$446,611	$298,259
Depletion expense per BOE sold	$14.70	$12.67	$9.92
The full cost ceiling is based principally on the estimated future net cash flows from proved oil, NGL and natural gas reserves, which exclude the effect of the Company's commodity derivative transactions, discounted at 10%. SEC guidelines require

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements
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
The unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling during the quarterly period ended December 31, 2024. Accordingly, the Company recorded a $481.3 million full cost ceiling impairment, which is included in "Impairment expense" on the consolidated statements of operations for the year ended December 31, 2024. The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling during 2023 and 2022 and, as such, no full cost ceiling impairments were recorded for the years ended December 31, 2023 and 2022.
The following table presents the Benchmark Prices and the Realized Prices as of the dates presented:

	December 31, 2024	December 31, 2023	December 31, 2022
Benchmark Prices:
Oil ($/Bbl)	$75.48	$78.22	$90.15
NGL ($/Bbl)(1)(2)	$75.48	$78.22	$41.77
Natural gas ($/MMBtu)	$2.13	$2.64	$5.20
Realized Prices:
Oil ($/Bbl)	$76.76	$79.52	$96.21
NGL ($/Bbl)	$13.66	$16.46	$29.84
Natural gas ($/Mcf)	$0.85	$1.17	$4.24
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

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements
Midstream and other fixed assets consisted of the following components as of the dates presented:

(in thousands)	December 31, 2024	December 31, 2023
Midstream service assets	$169,984	$158,749
Computer hardware and software	38,644	29,007
Vehicles	3,210	5,046
Leasehold improvements	7,155	7,136
Buildings	7,637	7,039
Other	7,690	7,710
Depreciable total	234,320	214,687
Less accumulated depreciation, amortization and impairment	(121,876)	(107,541)
Depreciable total, net	$112,444	$107,146
Land	21,821	23,147
Total midstream and other fixed assets, net	$134,265	$130,293

Note 7	Debt

Long-term debt, net
The following table presents the Company's long-term debt and unamortized debt issuance costs, discounts and premiums included in "Long-term debt, net" on the consolidated balance sheets as of the dates presented:

(in thousands)	December 31, 2024	December 31, 2023
10.125% senior unsecured notes due 2028 (January 2028 Notes)	$—	$700,309
7.750% senior unsecured notes due 2029 (July 2029 Notes)	298,214	298,214
9.750% senior unsecured notes due 2030 (September 2030 Notes)	302,364	500,000
7.875% senior unsecured notes due 2032 (March 2032 Notes)	1,000,000	—
Senior Secured Credit Facility	880,000	135,000
Total long-term debt	$2,480,578	$1,633,523
Unamortized debt issuance costs(1)	(24,579)	(21,800)
Unamortized discounts	(3,132)	(6,068)
Unamortized premiums	1,375	3,769
Total long-term debt, net	$2,454,242	$1,609,424
_____________________________________________________________________________
(1)Unamortized debt issuance costs related to the Senior Secured Credit Facility of $12.5 million and $14.1 million as of December 31, 2024 and 2023, respectively, are included in "Other noncurrent assets, net" on the consolidated balance sheets.

Senior Secured Credit Facility
On May 8, 2024, the Company entered into the Twelfth Amendment to the Senior Secured Credit Facility (the "Twelfth Amendment"). The Twelfth Amendment, among other things, reaffirmed the borrowing base at $1.5 billion and (ii) increased the aggregate elected commitment to $1.35 billion under the Senior Secured Credit Facility.
On September 20, 2024, in connection with the closing of the Point Acquisition, the Company entered into the Thirteenth Amendment to the Senior Secured Credit Facility (the "Thirteenth Amendment"). The Thirteenth Amendment, among other things, increased the aggregate elected commitment to $1.5 billion under the Senior Secured Credit Facility. See Note 4 for additional discussion of the Point Acquisition.
As of December 31, 2024, the Senior Secured Credit Facility, which matures on September 13, 2027, had a maximum credit amount of $3.0 billion, a borrowing base and an aggregate elected commitment of $1.5 billion, and an outstanding balance of $880.0 million subject to a weighted-average interest rate of 7.240%. The borrowing base is subject to a semi-annual

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements
redetermination occurring by May 1 and November 1 of each year based on the lenders' evaluation of the Company's oil, NGL and natural gas reserves. As defined in the Senior Secured Credit Facility, (i) the Adjusted Base Rate advances under the facility bear interest payable quarterly at an Adjusted Base Rate plus applicable margin, which ranges from 1.25% to 2.25%, based on the ratio of outstanding revolving credit to the borrowing base under the Senior Secured Credit Facility; and (ii) the SOFR advances under the facility bear interest, at the Company's election, at the end of one-month, three-month or six-month interest periods (and in the case of six-month interest periods, every three months prior to the end of such interest period) at a Secured Overnight Financing Rate ("SOFR") plus an applicable margin, which ranges from 2.25% to 3.25%, based on the ratio of outstanding revolving credit to the borrowing base under the Senior Secured Credit Facility. Vital Energy is required to pay a quarterly commitment fee on the unused portion of the financial institutions' commitment, which ranges from 0.375% of 0.500%.
The Senior Secured Credit Facility is secured by a first-priority lien on the assets and stock of Vital Energy and Vital Midstream Services, LLC ("VMS") (the "Guarantor"), including oil and natural gas properties constituting at least 85% of the present value of the Company's proved reserves. Further, the Company is subject to various financial and non-financial covenants on a consolidated basis, including a current ratio at the end of each calendar quarter, of not less than 1.00 to 1.00. As defined by the Senior Secured Credit Facility, the current ratio represents the ratio of current assets to current liabilities, inclusive of available capacity and exclusive of current balances associated with derivative positions. Additionally, the Company must maintain as of the last day of each calendar quarter a ratio of (a) its total debt (excluding reimbursement obligations in respect of undrawn letters of credit, if no loans are outstanding under the Senior Secured Credit Facility) minus a maximum of $100.0 million of unrestricted and unencumbered cash and cash equivalents, to (b) "Consolidated EBITDAX," as defined in the Senior Secured Credit Facility, for any period of four consecutive calendar quarters ending on the last day of such applicable calendar quarter of not greater than 3.50 to 1.00. The Company was in compliance with these covenants as of December 31, 2024 and 2023, as then in effect.
Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of December 31, 2024 and 2023, the Company had no letters of credit outstanding under the Senior Secured Credit Facility. See Note 18 for discussion of additional borrowings and repayments on the Senior Secured Credit Facility subsequent to December 31, 2024.

Senior unsecured notes
March 2032 Notes
On March 28, 2024, the Company completed an offering of $800.0 million in aggregate principal amount of 7.875% senior unsecured notes due 2032 (the "Initial March 2032 Notes") for net proceeds of $784.8 million. The net proceeds from this offering and the Tack-On March 2032 Notes (defined below) were used to (i) extinguish in full the Company's outstanding January 2028 Notes (defined below), (ii) reduce the outstanding principal amount of the September 2030 Notes (defined below) and (iii) repay a portion of the outstanding borrowings on the Senior Secured Credit Facility. On March 29, 2024, the Company settled a cash tender offer on the January 2028 Notes for an aggregate principal amount outstanding of $431.2 million.
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
On December 27, 2023, the Company issued a notice to redeem the entire $455.6 million principal amount outstanding of its January 2025 Notes using the proceeds from the offering of the September 2030 Notes and New January 2028 Notes. As a result, the Company incurred a $2.2 million charge related to the early redemption and a write-off of debt issuance costs of $1.5 million, both of which are included in "Loss on extinguishment of debt, net" on the consolidated statements of operation for the year ended December 31, 2023. On December 27, 2023, the Company was legally released as the obligor of the January 2025 Notes by establishing and funding an irrevocable trust to redeem the January 2025 Notes. As a result, the transferred assets and long-term debt were derecognized from the balance sheet as of the funding date of the irrevocable trust. On January 15, 2024, the January 2025 Notes were redeemed using the funds irrevocably deposited in trust with the trustee on December 27, 2023.

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements
Tender offers and repurchases
The following table presents the components of the Company's loss on extinguishment of debt during the periods presented:

	Years ended December 31,
(in thousands)	2024	2023	2022(1)
January 2025 Notes	$—	$455,628	$122,285
January 2028 Notes	700,309	—	60,735
July 2029 Notes	—	—	101,786
September 2030 Notes	197,636	—	—
Total principal amount tendered or redeemed	897,945	455,628	284,806
Extinguishment of debt(2)	(952,214)	(457,792)	(282,902)
Early tender or redemption discount (premium) and other related charges	(54,269)	(2,164)	1,904
Write-off of debt issuance costs	(13,121)	(1,875)	(3,363)
Write-off of issuance discount	(2,311)	—	—
Write-off of issuance premium	3,586	—	—
Loss on extinguishment of debt, net(3)	$(66,115)	$(4,039)	$(1,459)
______________________________________________________________________________
(1)Amounts presented for the year ended December 31, 2022 represent the Company's repurchases of its senior unsecured notes under authorized bond purchase programs. No senior unsecured notes were repurchased under an authorized bond purchase program during the years ended December 31, 2024 and 2023.
(2)Amounts are included in "Extinguishment of debt" in cash flows from financing activities on the consolidated statements of cash flows.
(3)Amounts are included in "Loss on extinguishment of debt, net" on the consolidated statements of operations.
Covenants
The terms of each of the Company's senior unsecured notes include covenants, which are in addition to but different than similar covenants in the Senior Secured Credit Facility, which limit the Company's ability to incur indebtedness, make restricted payments, grant liens and dispose of assets. The Company was in compliance with these covenants as of December 31, 2024 and 2023.
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

Interest expense
The following table presents amounts that have been incurred and charged to interest expense:

	Years ended December 31,
(in thousands)	2024	2023	2022
Interest expense on borrowings	$171,047	$144,731	$123,255
Amortization of debt issuance costs and other adjustments	8,160	7,980	5,738
Less capitalized interest	(1,413)	(2,892)	(3,872)
Total interest expense	$177,794	$149,819	$125,121

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements

Note 8	Stockholders' equity

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

Equity issued for acquisitions of oil and natural gas properties
During the years ended December 31, 2024 and 2023, the Company issued shares of its common stock and Preferred Stock in connection with the closing of various acquisitions of oil and gas properties, as shown in the table below.

Acquisition	Closing date	Common stock issued	Preferred stock issued
PEP(1)	2/2/2024	878,690	980,272
Grey Rock(1)	12/21/2023	627,026	595,104
Tall City(2)	11/6/2023	1,402,258	N/A
Henry(3)	11/5/2023	2,145,725	6,131,381
Maple(4)	10/31/2023	3,370,497	N/A
Driftwood	4/3/2023	1,578,948	N/A
_____________________________________________________________________________
(1)On May 23, 2024, the Preferred Stock issued in connection with the PEP Acquisition and Grey Rock Acquisition were converted to common shares. See "Preferred Stock" below for additional discussion.
(2)As of December 31, 2023, 773,290 of the common shares issued for the Tall City Acquisition were in escrow pending post-close settlements. During the year ended December 31, 2024, 396,570 of the Tall City escrow shares were released to the seller, leaving 376,720 Tall City shares in escrow as of December 31, 2024.
(3)On November 29, 2023, the Preferred Stock issued in connection with the Henry Acquisition were converted to common shares. See "Preferred Stock" below for additional discussion.
(4)As of December 31, 2023, 357,500 of the common shares issued for the Maple Acquisition were in escrow pending post-close settlements. During the year ended December 31, 2024, 79,998 of the Maple escrow shares were returned to the Company and retired and 262,969 shares were released to the seller, leaving 14,533 of the Maple shares in escrow as of December 31, 2024.
See Note 4 for additional information on the Company's acquisitions.

Preferred Stock
The Company's non-voting Preferred Stock was entitled to cumulative preferred cash dividends at an initial rate of 2.0% per annum of the liquidation preference per share of $54.96, as defined in the Certificate of Designations, provided that such rate shall automatically increase to (i) 5.0% on September 15, 2024, and (ii) 8.0% on September 15, 2025, payable quarterly in arrears, if, and when, declared. If the Company fails to pay in full any distribution on the Preferred Stock, the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full. The Company may, at any time and from time to time, elect to redeem all outstanding shares of Preferred Stock, in accordance with the terms of the Certificate of Designations. Upon stockholder approval, the Preferred Stock is to be converted to an equal number of shares of common stock.
On November 21, 2023, upon recommendation of the Company's board of directors, stockholders approved the conversion of the 6,131,381 shares of Preferred Stock issued in connection with the Henry Acquisition to an equal number of shares of common stock. The conversion occurred on November 29, 2023. As a result of the conversion, the Company paid a dividend of $0.4 million for the period for which the Preferred Stock was outstanding. On May 23, 2024, upon recommendation of the Company's board of directors, stockholders approved the conversion of the remaining 1,575,376 outstanding shares of Preferred Stock issued in connection with the PEP and Grey Rock Acquisitions to an equal number of shares of common stock. The conversion occurred on June 4, 2024. As a result of the conversion, the Company paid a dividend of $0.3 million for the period the Preferred Stock was outstanding during the second quarter of 2024.

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
All shares were retired upon repurchase. No shares were repurchased during the years ended December 31, 2024 and 2023.

Note 9	Compensation plans

Equity Incentive Plan
The Equity Incentive Plan provides for the granting of incentive awards in the form of restricted stock awards, stock option awards, performance share unit awards, restricted stock unit awards, stock appreciation rights, stock bonus awards and other awards. On May 23, 2024, the Company's stockholders approved an amendment and restatement to the Equity Incentive Plan, which increased the maximum number of shares of the Company's common stock issuable under the Equity Incentive Plan from 2,432,500 to 3,332,500 shares.
As of December 31, 2024, the Company had outstanding restricted stock awards and performance share unit awards.
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
Share-settled performance share unit awards
Share-settled performance share unit awards, which the Company has determined are equity awards, are subject to a combination of market, performance and service vesting criteria. For portions of awards with market criteria, a Monte Carlo simulation prepared by an independent third party is utilized to determine the grant-date (or modification date) fair value, and the associated expense is recognized on a straight-line basis over the three-year requisite service period of the awards. For portions of awards with performance criteria, the fair value is equal to the Company's closing stock price on the grant date (or modification date), and for each reporting period, the associated expense fluctuates and is adjusted based on an estimated payout of the number of shares of common stock to be delivered on the payment date for the three-year performance period, which begins either at the start of the calendar year in which the award is granted or on December 1 of the year prior to the Calendar year in which the award is granted.

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements
For share-settled performance share unit awards granted in 2022, the market criteria consists of: (i) annual relative stockholder return comparing the Company's stockholder return to the stockholder return of the exploration and production companies listed in the Russell 2000 index and (ii) annual absolute total stockholder return, together the "PSU Matrix." The performance criteria for these awards consists of: (i) earnings before interest, taxes, depreciation, amortization and exploration expense ("EBITDAX") and three-year total debt reduction (the "EBITDAX/Total Debt Component") (ii) growth in inventory (the "Inventory Growth Component") and (iii) emissions reduction (the "ESG Component"). Any units earned are expected to be paid in shares in the first quarter following the completion of the respective requisite service periods based on the achievement of certain market and performance criteria, and the payout range was 0% to 225%. The awards granted February 22, 2022 had a performance period of January 1, 2022 to December 31, 2024. Certain of the market and performance criteria were satisfied, resulting in a 82% payout, which will be paid in shares during the first quarter of 2025.
Equity award activity
The following table presents activity for equity compensation awards for the year ended December 31, 2024:

(in thousands, except per share data)	Restricted stock awards	Weighted-average grant-date fair value (per share)	Share-settled performance share unit awards	Weighted-average grant-date fair value (per share)(2)
Outstanding as of December 31, 2023	472	$56.87	48	$89.76
Granted	484	$45.16	—
Forfeited	(51)	$51.81	—
Vested(1)	(240)	$52.06	—
Outstanding as of December 31, 2024	665	$50.47	48	$89.76
_____________________________________________________________________________
(1)The aggregate intrinsic value of vested restricted stock awards for the year ended December 31, 2024 was $10.9 million.
(2)The weighted-average grant-date fair value of share-settled performance share unit awards assumes 100%, or target level, achievement of the performance criteria.
As of December 31, 2024, total unrecognized cost related to equity compensation awards was $19.3 million, which will be settled in shares. Such cost will be recognized on a straight-line basis over an expected weighted-average period of 1.57 years.
Equity-based liability awards
Cash-settled performance share unit awards
Cash-settled performance share unit awards, which the Company has determined are liability awards since they are settled in cash, are subject to a combination of market, performance and service vesting criteria. For portions of awards with market criteria, a Monte Carlo simulation prepared by an independent third party is utilized to determine the fair value, and is re-measured at each reporting period until settlement. For portions of awards with performance criteria, the Company's closing stock price is utilized to determine the fair value and is re-measured on the last trading day of each reporting period until settlement and, additionally, the associated expense fluctuates based on an estimated payout for the three-year performance period. The expense related to the cash-settled performance share unit awards is recognized on a straight-line basis over the three-year requisite service period of the awards, and the life-to-date recognized expense is adjusted accordingly at each reporting period based on the quarterly fair value re-measurements and redetermination of the estimated payout for the performance criteria. For each award, the three-year performance period begins at the start of the calendar year in which the award is granted.
For cash-settled performance share unit awards granted in 2024, the market criteria consists of the PSU Matrix. The performance criteria for these awards consists of: (i) the EBITDAX/Total Debt Component, (ii) the Inventory Growth Component and (iii) the ESG Component. Any units earned are expected to be paid in cash during the first quarter following the completion of the requisite service period, based on the achievement of certain market and performance criteria, and the payout can range from 0% to 250% for the market criteria and 0% to 200% for the performance criteria.
For cash-settled performance share unit awards granted in 2023, the market criteria consists of the PSU Matrix. The performance criteria for these awards consists of: (i) the EBITDAX/Total Debt Component, (ii) the Inventory Growth

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements
Component and (iii) the ESG Component. Any units earned are expected to be paid in cash during the first quarter following the completion of the requisite service period, based on the achievement of certain market and performance criteria, and the payout can range from 0% to 250% for the market criteria and 0% to 200% for the performance criteria.
For cash-settled performance share unit awards granted in 2021, the market criteria consists of the PSU Matrix. The performance criteria for these awards consists of: (i) the EBITDAX/Total Debt Component and (ii) the Inventory Growth Component. Potential payout of these awards ranged from 0% to 250% for the market criteria and 0% to 200% for the performance criteria. In the first quarter of 2024, following the completion of the requisite service period and achievement of certain market and performance criteria, the granted awards were issued at a 145.83% payout.
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
Equity-based liability award activity
The following table presents activity for equity-based liability awards for the year ended December 31, 2024:

(in thousands)	Cash-settled performance share unit awards	Phantom unit awards
Outstanding as of December 31, 2023	158	2
Granted	141	—
Forfeited	(1)	—
Vested(1)(2)	(83)	(2)
Outstanding as of December 31, 2024	215	—
_____________________________________________________________________________
(1)The cash-settled performance share unit awards granted on March 9, 2021 had a performance period of January 1, 2021 to December 31, 2023 and, as their market and performance criteria were satisfied, resulted in a 145.83% payout, or 120,297 units. As such, the granted awards vested and were paid out in cash on March 8, 2024 at $50.38 per unit based on the Company's closing stock price on the vesting date.
(2)On March 1, 2024, the vested phantom unit awards were settled and paid out in cash at a fair value of $50.81 based on the Company's closing stock price on the vesting date.
As of December 31, 2024, total unrecognized cost related to equity-based liability awards was $3.2 million, which will be settled in cash. Such cost will be recognized on a straight-line basis over an expected weighted-average period of 1.78 years.

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements
Fair value assumptions
The Company utilizes the closing stock price on the grant date to determine the fair value of restricted stock awards.
The following table presents (i) the assumptions used to estimate the fair values per performance share unit and (ii) the expense per performance share unit, which is the fair value per performance share unit adjusted for the estimated payout of the performance criteria, for the outstanding performance share unit awards as of December 31, 2024 for the grant dates presented:

	Share-settled performance share unit awards	Cash-settled performance share unit awards	Cash-settled performance share unit awards
	February 22, 2022	February 15, 2023	February 20, 2024
Remaining performance period on grant date	2.86 years	N/A	N/A
Remaining performance period	N/A	1 year	2 years
Risk-free interest rate(1)	1.71%	4.17%	4.21%
Dividend yield	—%	—%	—%
Expected volatility(2)	119.25%	41.59%	45.82%
Expense per performance share unit as of December 31, 2024	$108.52	$24.60	$25.36
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
Equity-based compensation
The following table reflects equity-based compensation expense for the years presented:

	Years ended December 31,
(in thousands)	2024	2023	2022
Equity awards:
Restricted stock awards	$16,364	$12,114	$8,596
Share-settled performance share unit awards	1,972	1,855	1,590
Total share-settled equity-based compensation, gross	$18,336	$13,969	$10,186
Less amounts capitalized	(3,690)	(2,975)	(1,783)
Total share-settled equity-based compensation, net	$14,646	$10,994	$8,403
Liability awards:
Cash-settled performance share unit awards	$2,116	$2,932	$741
Phantom unit awards	20	270	1,186
Total cash-settled equity-based compensation, gross	$2,136	$3,202	$1,927
Less amounts capitalized	(18)	(50)	(272)
Total cash-settled equity-based compensation, net	$2,118	$3,152	$1,655
Total equity-based compensation, net	$16,764	$14,146	$10,058

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements

Note 10	Net income (loss) per common share
Basic net income (loss) per common share is computed by first subtracting preferred stock dividends from net income (loss) to arrive at net income (loss) available to common stockholders, and then dividing net income (loss) available to common stockholders by the basic weighted-average common shares outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the diluted weighted-average common shares outstanding for the period, which reflects the potential dilution of preferred stock and non-vested equity-based compensation awards. See Notes 8 and 9 for additional discussion of the Company's preferred stock and equity-based compensation awards. For the year ended December 31, 2024, all these awards were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net loss per common share.
The following table reflects the calculations of basic and diluted (i) weighted-average common shares outstanding and (ii) net income (loss) per common share for the periods presented:

	Years ended December 31,
(in thousands, except for per share data)	2024	2023	2022
Net income (loss)	$(173,521)	$695,078	$631,512
Less: Preferred stock dividends	(652)	(449)	—
Net income (loss) available to common stockholders	$(174,173)	$694,629	$631,512
Weighted-average common shares outstanding:
Basic	36,725	20,254	16,672
Dilutive non-vested restricted stock awards	—	106	183
Dilutive non-vested share-settled performance share unit awards	—	2	12
Dilutive preferred stock	—	421	—
Diluted	36,725	20,783	16,867
Net income (loss) per common share:
Basic	$(4.74)	$34.30	$37.88
Diluted	$(4.74)	$33.44	$37.44

Anti-dilutive weighted-average common shares outstanding(1):
Non-vested restricted stock awards	221	254	7
Non-vested share-settled performance share unit awards	16	—	19
Preferred stock	581	—	—
_____________________________________________________________________________
(1)Shares excluded from the diluted net income (loss) per common share calculation because their effect would be anti-dilutive.

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements

Note 11	Derivatives
The Company has two types of derivative instruments as of December 31, 2024: (i) commodity derivatives and (ii) a contingent consideration derivative. See (i) Note 2 for the Company's significant accounting policies for derivatives and presentation in the consolidated financial statements, (ii) Note 12 for fair value measurement of derivatives on a recurring basis and (iii) Note 18 for derivatives subsequent events.
The following table summarizes components the Company's gain (loss) on derivatives, net by type of derivative instrument for the periods presented:

	Years ended December 31,
(in thousands)	2024	2023	2022
Commodity	$52,931	$89,951	$(291,959)
Contingent consideration	(14,791)	6,279	(6,764)
Gain (loss) on derivatives, net	$38,140	$96,230	$(298,723)

Commodity
Due to the inherent volatility in oil, NGL and natural gas prices and the sometimes wide pricing differentials between where the Company produces and where the Company sells such commodities, the Company engages in commodity derivative transactions, such as puts, swaps, collars and basis swaps to hedge price risk associated with a portion of the Company's anticipated sales volumes. By removing a portion of the price volatility associated with future sales volumes, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. During the year ended December 31, 2024, the Company's derivatives were settled based on reported prices on commodity exchanges, with (i) oil derivatives settled based on WTI NYMEX, Argus WTI Midland and Argus WTI Formula Basis pricing, (ii) NGL derivatives settled based on Mont Belvieu OPIS pricing and (iii) natural gas derivatives settled based on Henry Hub NYMEX and Waha Inside FERC pricing.
The following table summarizes open commodity derivative positions as of December 31, 2024, for commodity derivatives that were entered into through December 31, 2024, for the settlement periods presented:

	Year 2025	Year 2026	Year 2027
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	16,074,000	4,005,000	—
Weighted-average price ($/Bbl)	$74.79	$71.42	$—
Natural gas:
Waha Inside FERC - Swaps:
Volume (MMBtu)	42,705,000	44,530,000	43,800,000
Weighted-average price ($/MMBtu)	$2.31	$2.43	$2.70

Contingent consideration
On May 7, 2021, the Company entered into a purchase and sale agreement (the "Sixth Street PSA"), to sell 37.5% of the Company's working interest in certain producing wellbores and the related properties primarily located within Glasscock and Reagan Counties, Texas. The Sixth Street PSA provided for potential contingent payments to be paid to the Company if certain cash flow targets are met related to divested oil and natural gas property operations (the"Sixth Street Contingent Consideration"). The Sixth Street Contingent Consideration provides the Company with the right to receive up to a maximum of $93.7 million in additional cash consideration, comprised of potential quarterly payments through June 2027 totaling up to $38.7 million and a potential balloon payment of $55.0 million in June 2027. As of December 31, 2024, the Company had received life-to-date contingent consideration payments of $4.3 million, with maximum remaining potential cash consideration totaling $79.1 million. The fair value of the Sixth Street Contingent Consideration was determined to be $16.3 million as of December 31, 2024 and $31.1 million as of December 31, 2023.

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
Balance sheet presentation
The following tables present the Company's derivatives by (i) balance sheet classification, (ii) derivative type and (iii) fair value hierarchy level, and provide a total, on a gross basis and a net basis reflected in "Derivatives" on the consolidated balance sheets as of the dates presented:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$98,825	$—	$98,825	$2,638	$101,463
Contingent consideration	—	—	11	11	—	11
Noncurrent:
Commodity	—	28,126	—	28,126	(9,866)	18,260
Contingent consideration	—	—	16,304	16,304	—	16,304
Liabilities:
Current:
Commodity	—	2,638	—	2,638	(2,638)	—
Noncurrent:
Commodity	—	(15,680)	—	(15,680)	9,866	(5,814)
Net derivative asset positions	$—	$113,909	$16,315	$130,224	$—	$130,224

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$106,067	$—	$106,067	$(9,032)	$97,035
Contingent consideration	—	—	2,301	2,301	—	2,301
Noncurrent:
Commodity	—	22,266	—	22,266	—	22,266
Contingent consideration	—	—	28,805	28,805	—	28,805
Liabilities:
Current:
Commodity	—	(9,032)	—	(9,032)	9,032	—
Net derivative asset positions	$—	$119,301	$31,106	$150,407	$—	$150,407
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
Contingent consideration
The Sixth Street Contingent Consideration was categorized as Level 3, as the Company utilized its own cash flow projections along with a risk-adjusted discount rate generated by a third-party valuation specialist to determine the valuation. The Company reviewed the third-party specialist's valuation, including the related inputs, and analyzed changes in fair values between the divestiture closing date and the reporting dates. The fair value of the Sixth Street Contingent Consideration was recorded as part of the basis in the oil and natural gas properties divested and as a contingent consideration asset. At each quarterly reporting period, the Company remeasures contingent consideration with the change in fair values recognized in "Gain (loss) on derivatives, net" under "Non-operating income (expense)" on the consolidated statement of operations.
The following table summarizes the changes in contingent consideration derivatives classified as Level 3 measurements for the periods presented:

	Years ended December 31,
(in thousands)	2024	2023	2022
Balance of Level 3 at beginning of year	$31,106	$26,640	$35,861
Change in Sixth Street Contingent Consideration fair value	(14,791)	6,279	(6,764)
Settlements realized(1)	—	(1,813)	(2,457)
Balance of Level 3 at end of year	$16,315	$31,106	$26,640
_____________________________________________________________________________
(1)Amounts are included in "Other, net" in cash flows from investing activities on the consolidated statements of cash flows.

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
Notes to the consolidated financial statements
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	December 31, 2024		December 31, 2023
(in thousands)	Carrying amount(1)	Fair value(2)	Carrying amount(1)	Fair value(2)
Debt	$2,480,578	$2,455,032	$1,633,523	$1,658,686
_____________________________________________________________________________
(1)Amounts presented do not include issuance premiums or discounts.
(2)The fair values of the outstanding notes were determined using the Level 2 fair value hierarchy quoted market prices for each respective instrument as of December 31, 2024 and 2023. The fair values of the outstanding amounts under the Senior Secured Credit Facility approximate the carrying values based on short-term floating interest rates available to the Company as of December 31, 2024 and 2023.

Note 13	Income taxes
The Company is subject to federal and state income taxes and the Texas franchise tax. The following table presents the "Current" and "Deferred" income tax benefit (expense) reported on the consolidated statements of operations for the periods presented:

	Years ended December 31,
(in thousands)	2024	2023	2022
Current income tax benefit (expense):
Federal	$—	$—	$—
State	(2,456)	(5,723)	(6,121)
Deferred income tax benefit (expense):
Federal	47,254	190,341	—
State	2,942	(1,281)	619
Total income tax benefit (expense):	$47,740	$183,337	$(5,502)
Total income tax benefit (expense) differed from amounts computed by applying the applicable federal income tax rate of 21% for the years ended December 31, 2024, 2023 and 2022 to pre-tax earnings as a result of the following:

	Years ended December 31,
(in thousands)	2024	2023	2022
Income tax benefit (expense) computed by applying the statutory rate	$46,465	$(107,466)	$(133,773)
Change in deferred tax valuation allowance	—	297,658	144,480
Non-deductible equity-based compensation	—	—	(19,301)
State income tax and change in state valuation allowance	(609)	(5,803)	8,058
Other items	1,884	(1,052)	(4,966)
Total income tax benefit (expense)	$47,740	$183,337	$(5,502)
The Company is required to estimate the federal and state income taxes in each of the jurisdictions it operates in. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial accounting purposes. These differences and the Company's net operating loss ("NOL") carryforwards result in deferred tax assets and liabilities.

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements
The following table presents significant components of the Company's net deferred tax asset as of the dates presented:

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$206,752	$264,114
Oil and natural gas properties, midstream service assets and other fixed assets	49,765	—
Equity-based compensation	1,703	232
Interest expense limitation	20,599	3,908
Other	6,585	4,117
Total deferred tax assets	285,404	272,371
Valuation allowance	(18,372)	(20,145)
Deferred tax assets, net of valuation allowance	267,032	252,226
Deferred tax liabilities:
Oil and natural gas properties, midstream service assets and other fixed assets	—	(36,524)
Derivatives	(27,347)	(25,353)
Other	—	(1,513)
Total deferred tax liabilities	(27,347)	(63,390)
Total net deferred tax asset(1)	$239,685	$188,836
___________________________________________________________________________
(1)The net deferred tax asset as of December 31, 2024 and 2023 is included in "Deferred income taxes" on the consolidated balance sheet.
As of December 31, 2024, the Company had federal NOL carryforwards totaling $897.0 million, of which $530.2 million is subject to expiration and will begin to expire in 2035 and $366.8 million of which will not expire but may be limited in future periods, and state of Oklahoma NOL carryforwards totaling $459.3 million, none of which will expire.
As of December 31, 2024, the Company had approximately $239.7 million in net deferred tax assets, which are primarily the result of U.S. NOL carryforwards of $206.8 million, that can be used to offset taxable income in future periods and reduce the Company's income taxes payable in those future periods. Some of these NOL carryforwards will expire if they are not used within certain periods.
At this time, the Company considers it more-likely-than-not that it will have sufficient taxable income in the future that will allow the utilization of its federal NOL carryforwards and realize its deferred tax assets. However, it is possible that some or all of these NOL carryforwards, that are subject to expiration could ultimately expire unused and prevent us from realizing the full value of the deferred tax assets. Our assessment relies on the ability to forecast sufficient taxable income from operations, however any future impairments, as a result of the full cost ceiling limitation, may limit that reliance. As a result, a full or partial valuation allowance to reduce the Company's deferred tax assets may be required, which would materially increase its expenses in the period the allowance is recognized. As of December 31, 2024, the Company continues to maintain a full valuation allowance against its state of Oklahoma deferred tax assets.
A valuation allowance of $298.2 million was recorded against the gross deferred tax asset balance as of December 31, 2022, on the basis of management’s assessment that its deferred tax assets did not meet the standard for recognition. As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the year ended December 31, 2023, the Company determined that there was sufficient positive evidence to conclude that it is more-likely-than-not its federal deferred tax assets are realizable. For the year ended December 31, 2023, the Company recorded $183.3 million of tax benefit, which is primarily attributable to the release of the valuation allowance.
The Company's effective tax rate is affected by changes in valuation allowances, recurring permanent differences and discrete items that may occur in any given year, but are not consistent from year to year. For the year ended December 31, 2024, the Company's effective tax rate was 21.6% and the current tax expense was related to Texas franchise tax. For the year ended December 31, 2023, the Company's effective tax rate was not meaningful due to the release of its valuation allowance. For the year ended December 31, 2022, the Company had recorded a full valuation allowance against its federal and Oklahoma

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements
net deferred tax asset position and the only tax expense was related to Texas franchise tax. For the years ended December 31, 2024 and 2022, the Company’s items of discrete income tax expense or benefit were not material.
If the Company were to experience an "ownership change" as determined under Section 382 of the Internal Revenue Code, the Company's ability to offset taxable income arising after the ownership change with NOLs arising prior to the ownership change could be significantly limited. Based on information available as of February 15, 2025, no such ownership change has occurred.
On August 16, 2022, the U.S. Inflation Reduction Act of 2022 (the "IRA") was signed into U.S. law. The IRA includes various tax provisions, including a 1% excise tax on stock repurchases made by publicly traded U.S. corporations and a 15% corporate alternative minimum tax ("CAMT") that applies to certain corporations with adjusted financial statement income in excess of $1.0 billion. Based on the Company's interpretation of the IRA, CAMT and related guidance, the Company does not expect the CAMT to impact its tax obligation for the 2024 taxable year; however, the 1% excise tax on stock repurchases will apply to the share repurchase program. The Company continues to evaluate the IRA and its effect on the Company's financial results and operating cash flows.
The Company closed two acquisitions during 2024. For income tax purposes, both the PEP Acquisition and the Point Acquisition were treated as asset purchases. As such, the tax basis in the assets and liabilities will generally reflect the allocated fair value at closing. Therefore, the Company did not record any deferred income taxes as part of the purchase consideration. See Note 3 for additional information regarding the Company's acquisitions.

Note 14	Credit risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, accounts receivable and commodity derivatives. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company currently uses commodity derivatives to hedge its exposure to commodity prices. These transactions expose the Company to potential credit risk from its counterparties. The Company has entered into International Swaps and Derivatives Association Master Agreements ("ISDA Agreements") with each of its commodity derivative counterparties, each of whom is also a lender in its Senior Secured Credit Facility, which, together with hedge agreements with lenders under such facility, is secured by its oil, NGL and natural gas reserves; therefore, the Company is not required to post any additional collateral. The Company does not require collateral from its commodity derivative counterparties. The terms of the ISDA Agreements provide the non-defaulting or non-affected party the right to terminate the agreement upon the occurrence of certain events of default and termination events by a party and also provide for the marking to market of outstanding positions and the offset of the mark to market amounts owed to and by the parties (and in certain cases, the affiliates of the non-defaulting or non-affected party) upon termination; therefore, the credit risk associated with its commodity derivative counterparties is somewhat mitigated. The Company minimizes the credit risk in commodity derivatives by: (i) limiting its exposure to any single counterparty, (ii) entering into commodity derivatives only with counterparties that meet its minimum credit quality standard or have a guarantee from an affiliate that meets its minimum credit quality standard and (iii) monitoring the creditworthiness of its counterparties on an ongoing basis. As of December 31, 2024, the Company had a net asset position of $113.9 million from the fair values of its open commodity derivative contracts. See "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" located elsewhere in this Annual Report and Notes 2, 11, 12 and 18 for additional information regarding the Company's derivatives.
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
The following table presents purchasers that individually accounted for 10% or more of the Company's oil, NGL and natural gas sales in at least one of the years presented:

	Years ended December 31,
	2024	2023	2022
Purchaser A	24%	N/A(1)	N/A(1)
Purchaser B	17%	32%	33%
Purchaser C	17%	21%	N/A(1)
Purchaser D	N/A(1)	N/A(1)	18%
Purchaser E	N/A(1)	N/A(1)	17%
Purchaser F	N/A(1)	12%	N/A(1)
_____________________________________________________________________________
(1)    This purchaser did not account for 10% or greater of the Company's oil, NGL and natural gas sales during the indicated period.
For the years ended December 31, 2024, 2023 and 2022, the Company's sales of purchased oil represented less than 10% of total revenue.

Note 15	Commitments and contingencies
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
The Company has committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. As of December 31, 2024, future firm sale and transportation commitments of $88.0 million are expected to be satisfied and, as such, are not recorded as a liability on the consolidated balance sheet.
The Company has committed to purchase a fixed supply of electricity at specified prices through 2029. As of December 31, 2024, future minimum payments under the terms of this agreement are $187.0 million.
The Company has committed to take delivery of processed sand, which is utilized in the Company's completions activities, at specified prices through 2026. As of December 31, 2024, future minimum purchase commitments under the terms of these agreements are estimated to be $40.8 million.

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements

Note 16	Related parties

Halliburton
The Chairman of the Company's board of directors is on the board of directors of Halliburton Company ("Halliburton"). Halliburton provides drilling and completions services to the Company. The Company has a lease agreement with Halliburton, which became effective during the first quarter of 2023 and extends through 2025, to provide an electric fracture stimulation crew and the related services. Under the agreement, the Company had a lease liability of $24.0 million as of December 31, 2024 and $59.7 million as of December 31, 2023, which is included in both current and noncurrent "Operating lease liabilities" on the consolidated balance sheets. Services provided under the lease agreement do not differ substantially from historical services provided by Halliburton, which were previously not subject to a long-term agreement. Payments to Halliburton are included in capital expenditures for oil and natural gas properties in cash flows from investing activities on the consolidated statements of cash flows.
The following table presents the capital expenditures for oil and natural gas properties paid to Halliburton included in the consolidated statements of cash flows for the periods presented:

	Years ended December 31,
(in thousands)	2024	2023	2022
Capital expenditures for oil and natural gas properties	$86,006	$113,291	$103,152

Note 17	Segment reporting
The Company engages in a single activity, the exploration and development of oil and natural gas properties in the Permian Basin of West Texas, and, as such, has one reportable segment based upon the Company’s current organizational and management structure. The accounting policies for the segment, including those related to revenue, are the same as those described in Note 2. Net income (loss), which is reported on the consolidated statements of operations, is the metric most consistent with GAAP that the Company uses to evaluate its performance and make decisions around the timing and allocation of capital investments and debt reduction. The Company does not use a measure of segment assets in its decision making. The Company’s chief operating decision maker (“CODM”) is the Senior Executive Team. There are no significant expense categories regularly provided to the CODM beyond those disclosed in the consolidated statements of operations.

Note 18	Subsequent events

Senior Secured Credit Facility
Subsequent to December 31, 2024, the Company borrowed $90.0 million and repaid $115.0 million on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $855.0 million as of February 19, 2025. See Note 7 for additional discussion of the Senior Secured Credit Facility.

Table of Contents	Vital Energy, Inc.
Notes to the consolidated financial statements

Commodity derivatives
The following table summarizes the Company's open oil and natural gas derivative positions as of December 31, 2024, updated for the derivative transactions entered into from December 31, 2024 through February 19, 2025, for the settlement periods presented:

	Year 2025	Year 2026	Year 2027
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	17,433,000	4,005,000	—
Weighted-average price ($/Bbl)	$74.75	$71.42	$—
NGL:
Non-TET Propane - Swaps:
Volume (Bbl)	3,131,000	—	—
Weighted-average price ($/Bbl)	$34.16	$—	$—
Non-TET Ethane - Swaps:
Volume (Bbl)	3,938,000	—	—
Weighted-average price ($/Bbl)	$11.04	$—	$—
Natural gas:
Waha Inside FERC - Swaps:
Volume (MMBtu)	42,705,000	44,530,000	43,800,000
Weighted-average price ($/MMBtu)	$2.31	$2.43	$2.70
See Note 11 for additional discussion regarding the Company's derivatives. There has been no other derivative activity subsequent to December 31, 2024.

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

	Years ended December 31,
(in thousands)	2024	2023	2022
Property acquisition costs:
Evaluated	$878,359	$1,328,571	$8,295
Unevaluated	83,242	401,533	3,470
Exploration costs	27,128	29,612	26,384
Development costs	846,509	633,413	540,447
Total oil and natural gas properties costs incurred	$1,835,238	$2,393,129	$578,596

Aggregate capitalized oil, NGL and natural gas costs
The following table presents the aggregate capitalized costs related to oil, NGL and natural gas production activities with applicable accumulated depletion and impairment as of the dates presented:

(in thousands)	December 31, 2024	December 31, 2023
Gross capitalized costs:
Evaluated properties	$13,587,040	$11,799,155
Unevaluated properties not being depleted	242,792	195,457
Total gross capitalized costs	13,829,832	11,994,612
Less accumulated depletion and impairment	(8,966,200)	(7,764,697)
Net capitalized costs	$4,863,632	$4,229,915
The following table presents a summary of the unevaluated property costs not being depleted as of December 31, 2024, by year in which such costs were incurred:

(in thousands)	2024	2023	2022	2021 and prior	Total
Unevaluated properties not being depleted	$117,789	$106,094	$695	$18,214	$242,792
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

	Years ended December 31,
(in thousands)	2024	2023	2022
Revenues:
Oil, NGL and natural gas sales	$1,935,290	$1,528,633	$1,794,374
Production costs:
Lease operating expenses	448,078	261,129	173,983
Production and ad valorem taxes	117,947	93,224	110,997
Oil transportation and marketing expenses	44,843	41,284	53,692
Gas gathering, processing and transportation expenses	17,825	2,013	—
Total production costs	628,693	397,650	338,672
Other costs:
Depletion	720,190	446,611	298,259
Accretion of asset retirement obligation	3,918	3,518	3,653
Impairment expense	481,305	—	—
Income tax expense(1)	22,260	149,788	11,538
Total other costs	1,227,673	599,917	313,450
Results of operations	$78,924	$531,066	$1,142,252
_____________________________________________________________________________
(1)During the year ended December 31, 2022, the Company recorded a full valuation allowance against its deferred tax assets related to its oil, NGL and natural gas producing activities. Accordingly, the income tax expense was computed utilizing the Company's effective tax rate of 1% for the year ended December 31, 2022. During 2023, the Company determined that there was sufficient positive evidence to conclude that it is more-likely-than-not its federal deferred tax assets are realizable and released the valuation allowance. As such, the income tax expense for the years ended December 31, 2024 and 2023 is calculated using the statutory rate of 22%.

Net proved oil, NGL and natural gas reserves
Ryder Scott Company, L.P. ("Ryder Scott"), the Company's independent reserve engineers, estimated 100% of the Company's proved reserves as of December 31, 2024, 2023 and 2022. In accordance with SEC regulations, the reserves as of December 31, 2024, 2023 and 2022 were estimated using the Realized Prices, which reflect adjustments to the Benchmark Prices for quality, certain transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the delivery point. See Note 6 for these Realized Prices. The Company's reserves are reported in three streams: oil, NGL and natural gas.
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
Unaudited Supplementary Information
The following tables provide an analysis of the changes in estimated proved reserve quantities of oil, NGL and natural gas for the years ended December 31, 2024, 2023 and 2022, all of which are located within the U.S.:

	Oil (MBbl)	NGL (MBbl)	Natural gas (MMcf)	MBOE
Proved developed and undeveloped reserves:
As of December 31, 2021	120,902	100,047	586,145	318,640
Revisions of previous estimates	(9,792)	(4,561)	(14,694)	(16,802)
Extensions, discoveries and other additions	21,351	7,162	33,767	34,141
Divestitures of reserves in place	(2,165)	(808)	(3,671)	(3,585)
Production	(13,838)	(8,028)	(49,259)	(30,076)
As of December 31, 2022	116,458	93,812	552,288	302,318
Revisions of previous estimates	(28,564)	(20,823)	(55,284)	(58,601)
Extensions, discoveries and other additions	11,175	10,281	56,329	30,844
Acquisitions of reserves in place	77,609	47,261	244,253	165,578
Production	(16,895)	(9,128)	(55,404)	(35,256)
As of December 31, 2023	159,783	121,403	742,182	404,883
Revisions of previous estimates	(24,165)	(2,402)	(55,420)	(35,805)
Extensions, discoveries and other additions	29,119	18,859	109,190	66,177
Acquisitions of reserves in place	40,988	15,060	77,751	69,007
Production	(22,585)	(13,270)	(78,794)	(48,987)
As of December 31, 2024	183,140	139,650	794,909	455,275

Proved developed reserves:
December 31, 2021	70,727	78,908	494,476	232,048
December 31, 2022	70,333	75,156	464,567	222,917
December 31, 2023	104,993	89,449	555,472	287,021
December 31, 2024	118,966	101,229	587,785	318,159
Proved undeveloped reserves:
December 31, 2021	50,175	21,139	91,669	86,592
December 31, 2022	46,125	18,656	87,721	79,401
December 31, 2023	54,790	31,954	186,710	117,862
December 31, 2024	64,174	38,421	207,124	137,116
The following discussion is for the year ended December 31, 2024.
•Revisions of previous estimates consisted of (i) 27,033 MBOE of negative revisions due to proved undeveloped locations that were removed due to a change in the five-year development plan following consideration of recent acquisitions, (ii) 10,910 MBOE of negative revisions from a decrease in the Realized Prices for oil, NGL and natural gas, (iii) 1,220 MBOE of negative revisions due to changes in performance and other economic assumptions on proved wells and locations and (iv) 3,358 MBOE of positive revisions due to the inclusion of proved undeveloped locations that were removed from the development plan in prior years.
•Extensions, discoveries and other additions consisted of (i) 6,094 MBOE from proved developed locations and (ii) 60,083 MBOE for new horizontal proved undeveloped locations, added in the Company’s acreage in both the Delaware and Midland Basins.
•Acquisitions of reserves in place consisted of (i) 34,880 MBOE from proved developed producing wells, (ii) 27,072 MBOE from proved undeveloped producing wells and (iii) 7,055 MBOE of additional reserves from proved developed producing wells already operated by the company.

Table of Contents	Vital Energy, Inc.
Unaudited Supplementary Information
•The Company converted 40,914 MBOE of proved undeveloped reserves into proved developed reserves in 2024.
The following discussion is for the year ended December 31, 2023.
•Revisions of previous estimates consisted of (i) 16,240 MBOE of negative revisions from performance of proved developed producing wells, (ii) 4,470 MBOE of positive revisions from an increase in previously estimated quantities of proved undeveloped locations, (iii) 8,679 MBOE of negative revisions from a decrease in the Realized Prices for oil, NGL and natural gas, (iv) 12,030 MBOE of negative revisions from changes to economic assumptions on proved wells and (v) 26,122 MBOE of negative revisions due to 45 proved undeveloped locations that were removed from the development plan.
•Extensions, discoveries and other additions consisted of 30,246 MBOE that resulted from new horizontal proved undeveloped locations added in the Company's acreage in Howard County, Texas and Western Glasscock Counties, Texas.
•Acquisitions of reserves in place consisted of (i) 104,323 MBOE from proved developed producing wells and (ii) 61,255 MBOE from proved undeveloped locations.
The following discussion is for the year ended December 31, 2022.
•Revisions of previous estimates consisted of (i) 9,531 MBOE of negative revisions from performance of proved developed producing wells, (ii) 1,837 MBOE of negative revisions from a decrease in previously estimated quantities of proved undeveloped locations, (iii) 4,351 MBOE of positive revisions from an increase in the Realized Prices for oil, NGL and natural gas and other changes to proved wells and (iv) 9,785 MBOE of negative revisions due to 16 proved undeveloped locations that were removed from the development plan.
•Extensions, discoveries and other additions consisted of (i) 3,850 MBOE that resulted from new wells drilled and (ii) 30,291 MBOE that resulted from new horizontal proved undeveloped locations added in the Company's acreage in Howard and western Glasscock Counties.
•Divestiture of reserves in place related to the divestment of non-operated properties in Howard County.

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
The estimates of future cash flows and future production and development costs as of December 31, 2024, 2023 and 2022 are based on the Realized Prices, which reflect adjustments to the Benchmark Prices for quality, certain transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the delivery point. All Realized Prices are held flat over the forecast period for all reserve categories in calculating the discounted future net cash flows. Any effect from the Company's commodity hedges is excluded. In accordance with SEC regulations, the proved reserves were anticipated to be economically producible from the "as of date" forward based on existing economic conditions, including prices and costs at which economic producibility from a reservoir was determined. These costs, held flat over the forecast period, include development costs, operating costs, ad valorem and production taxes and abandonment costs after salvage. Future income tax expenses are computed using the appropriate year-end statutory tax rates applied to the future pretax net cash flows from proved oil, NGL and natural gas reserves, less the tax basis of the Company's oil and natural gas properties. The estimated future net cash flows are then discounted at a rate of 10%. The Company's unamortized cost of evaluated oil and natural gas properties exceeded the full cost ceiling for the fourth quarter of 2024 and, as such, the Company recorded a non-cash full cost ceiling impairment of $481.3 million during the year ended December 31, 2024. No full cost ceiling impairment was recorded for the years ended December 31, 2023 and 2022. See Note 6 for discussion of the Benchmark Prices and Realized Prices.

Table of Contents	Vital Energy, Inc.
Unaudited Supplementary Information
The following table presents the standardized measure of discounted future net cash flows relating to proved oil, NGL and natural gas reserves for the periods presented:

	Years ended December 31,
(in thousands)	2024	2023	2022
Future cash inflows	$16,640,461	$15,570,267	$16,343,468
Future production costs	(6,466,648)	(5,543,237)	(4,136,380)
Future development costs	(2,155,788)	(1,904,597)	(1,403,721)
Future income tax expenses	(538,142)	(669,158)	(1,587,677)
Future net cash flows	7,479,883	7,453,275	9,215,690
10% discount for estimated timing of cash flows	(3,264,563)	(3,302,437)	(4,461,114)
Standardized measure of discounted future net cash flows	$4,215,320	$4,150,838	$4,754,576
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
The following table presents the changes in the standardized measure of discounted future net cash flows relating to proved oil, NGL and natural gas reserves for the periods presented:

	Years ended December 31,
(in thousands)	2024	2023	2022
Standardized measure of discounted future net cash flows, beginning of year	$4,150,838	$4,754,576	$3,425,312
Changes in the year resulting from:
Sales, less production costs	(1,308,530)	(1,136,735)	(1,468,946)
Revisions of previous quantity estimates	(105,561)	(964,416)	(99,512)
Extensions, discoveries and other additions	412,846	125,875	667,859
Net change in prices and production costs	(877,407)	(2,560,883)	2,565,963
Changes in estimated future development costs	(48,987)	137,310	(165,579)
Previously estimated development costs incurred during the period	461,230	368,688	260,475
Acquisitions of reserves in place	982,594	2,211,370	—
Divestitures of reserves in place	—	—	(96,222)
Accretion of discount	448,835	624,819	371,625
Net change in income taxes	43,168	371,962	(418,537)
Timing differences and other	56,294	218,272	(287,862)
Standardized measure of discounted future net cash flows, end of year	$4,215,320	$4,150,838	$4,754,576
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