Form 10-Q
period 2025-03-31
Vital Energy, Inc.
filed 2025-05-12
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2025
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of May 7, 2025: 38,768,087

VITAL ENERGY, INC.
FOR THE QUARTER ENDED MARCH 31, 2025

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
"Non-TET"—The price designation which only applies to product traded in the Mont Belvieu Caverns facility.
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
"WAHA Inside FERC"—Waha West Texas Natural Gas Index price as quoted in Platt's Inside FERC.
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
•changes, uncertainty and instability in domestic and global production, supply and demand for oil, NGL and natural gas, and actions by the Organization of the Petroleum Exporting Countries members and other oil exporting nations ("OPEC+");
•changes in general economic, business or industry conditions and market volatility, including as a result of slowing growth, inflationary pressures, monetary policy, tariffs, trade barriers, price and exchange controls and other regulatory requirements, including such changes that may be implemented by the United States ("U.S.") and foreign governments;
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
•risks related to the geographic concentration of our assets;

v

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
•drilling and operating risks, including but not limited to, risks related to hydraulic fracturing, securing sufficient electricity to produce our wells without limitation, natural disasters and other matters beyond our control;
•U.S. and international economic conditions and legal, tax, political and administrative developments, including the effects of energy, trade and environmental policies and existing and future laws and government regulations;
•our ability to comply with federal, state and local regulatory requirements;
•the impact of repurchases, if any, of securities from time to time;
•our ability to maintain the health and safety of, as well as recruit and retain, qualified personnel, including senior management or other key personnel, necessary to operate our business;
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
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various factors, including those set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", under "Part II, Item 1A. Risk Factors," and elsewhere in this Quarterly Report, and under "Item 1A. Risk Factors," in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Annual Report") and those set forth from time to time in our other filings with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at https://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made.
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

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Vital Energy, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$28,649	$40,179
Accounts receivable, net	254,343	299,698
Derivatives	100,497	101,474
Other current assets	24,757	25,205
Total current assets	408,246	466,556
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	13,842,969	13,587,040
Unevaluated properties not being depleted	213,610	242,792
Less: accumulated depletion and impairment	(9,308,110)	(8,966,200)
Oil and natural gas properties, net	4,748,469	4,863,632
Midstream and other fixed assets, net	127,815	134,265
Property and equipment, net	4,876,284	4,997,897
Derivatives	53,211	34,564
Operating lease right-of-use assets	99,055	104,329
Deferred income taxes	241,698	239,685
Other noncurrent assets, net	32,999	35,915
Total assets	$5,711,493	$5,878,946
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$163,362	$185,115
Accrued capital expenditures	115,626	95,593
Undistributed revenue and royalties	193,175	187,563
Operating lease liabilities	59,853	73,143
Other current liabilities	75,636	59,725
Total current liabilities	607,652	601,139
Long-term debt, net	2,310,268	2,454,242
Derivatives	—	5,814
Asset retirement obligations	74,999	82,941
Operating lease liabilities	30,760	26,733
Other noncurrent liabilities	5,309	7,506
Total liabilities	3,028,988	3,178,375
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, and 38,701,810 and 38,144,248 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	387	381
Additional paid-in capital	3,824,006	3,823,241
Accumulated deficit	(1,141,888)	(1,123,051)
Total stockholders' equity	2,682,505	2,700,571
Total liabilities and stockholders' equity	$5,711,493	$5,878,946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2025	2024
Revenues:
Oil sales	$422,332	$415,784
NGL sales	61,739	47,075
Natural gas sales	27,338	18,245
Other operating revenues	771	1,235
Total revenues	512,180	482,339
Costs and expenses:
Lease operating expenses	103,485	105,728
Production and ad valorem taxes	33,225	30,614
Oil transportation and marketing expenses	10,120	9,833
Gas gathering, processing and transportation expenses	6,756	2,376
General and administrative	22,680	29,356
Depletion, depreciation and amortization	189,900	166,107
Impairment expense	158,241	—
Other operating expenses, net	1,913	1,018
Total costs and expenses	526,320	345,032
Gain (loss) on disposal of assets, net	110	130
Operating income (loss)	(14,030)	137,437
Non-operating income (expense):
Gain (loss) on derivatives, net	44,171	(152,147)
Interest expense	(50,380)	(43,421)
Gain (loss) on extinguishment of debt, net	—	(25,814)
Other income (expense), net	353	2,065
Total non-operating income (expense), net	(5,856)	(219,317)
Income (loss) before income taxes	(19,886)	(81,880)
Income tax benefit (expense)	1,049	15,749
Net income (loss)	(18,837)	(66,131)
Preferred stock dividends	—	(349)
Net income (loss) available to common stockholders	$(18,837)	$(66,480)
Net income (loss) per common share:
Basic	$(0.50)	$(1.87)
Diluted	$(0.50)	$(1.87)
Weighted-average common shares outstanding:
Basic	37,577	35,566
Diluted	37,577	35,566

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Preferred Stock		Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2024	—	$—	38,144	$381	$3,823,241	—	$—	$(1,123,051)	$2,700,571
Restricted stock awards	—	—	651	7	(7)	—	—	—	—
Restricted stock forfeitures	—	—	(7)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	(126)	(1)	(3,922)	126	3,923	—	—
Retirement of treasury stock	—	—	—	—	—	(126)	(3,923)	—	(3,923)
Share-settled equity-based compensation	—	—	—	—	4,694	—	—	—	4,694
Performance share conversion	—	—	40	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(18,837)	(18,837)
Balance, March 31, 2025	—	$—	38,702	$387	$3,824,006	—	$—	$(1,141,888)	$2,682,505

	Preferred Stock		Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2023	595	$6	35,414	$354	$3,733,775	—	$—	$(948,878)	$2,785,257
Restricted stock awards	—	—	445	5	(4)	—	—	—	1
Restricted stock forfeitures	—	—	(5)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	(72)	(1)	(3,410)	72	3,411	—	—
Retirement of treasury stock	—	—	—	—	—	(72)	(3,411)	—	(3,411)
Share-settled equity-based compensation	—	—	—	—	4,348	—	—	—	4,348
Equity issued for acquisition of oil and natural gas properties	980	10	879	9	78,721	—	—	—	78,740
Net income (loss)	—	—	—	—	—	—	—	(66,131)	(66,131)
Balance, March 31, 2024	1,575	$16	36,661	$367	$3,813,430	—	$—	$(1,015,009)	$2,798,804

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(18,837)	$(66,131)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-settled equity-based compensation, net	3,604	3,501
Depletion, depreciation and amortization	189,900	166,107
Impairment expense	158,241	—
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(44,171)	152,147
Settlements received (paid) for matured derivatives, net	20,687	(9,000)
(Gain) loss on extinguishment of debt, net	—	25,814
Deferred income tax (benefit) expense	(1,811)	(16,924)
Other, net	9,551	5,402
Changes in operating assets and liabilities:
Accounts receivable, net	45,355	(51,475)
Other current assets	10	(5,646)
Other noncurrent assets, net	(3,634)	(357)
Accounts payable and accrued liabilities	(21,754)	(9,064)
Undistributed revenue and royalties	5,612	(12,865)
Other current liabilities	16,099	(21,347)
Other noncurrent liabilities	(7,867)	(1,572)
Net cash provided by (used in) operating activities	350,985	158,590
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net	(1,636)	(4,380)
Capital expenditures:
Oil and natural gas properties	(229,612)	(195,372)
Midstream and other fixed assets	(1,825)	(5,085)
Proceeds from dispositions of capital assets, net of selling costs	21,044	125
Other, net	(93)	(952)
Net cash provided by (used in) investing activities	(212,122)	(205,664)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	150,000	130,000
Payments on Senior Secured Credit Facility	(295,000)	—
Issuance of senior unsecured notes	—	800,000
Extinguishment of debt	—	(453,518)
Stock exchanged for tax withholding	(3,923)	(3,411)
Payments for debt issuance costs	—	(15,721)
Other, net	(1,470)	(1,012)
Net cash provided by (used in) financing activities	(150,393)	456,338
Net increase (decrease) in cash and cash equivalents	(11,530)	409,264
Cash and cash equivalents, beginning of period	40,179	14,061
Cash and cash equivalents, end of period	$28,649	$423,325
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 1—Organization and basis of presentation
Organization
Vital Energy, Inc. ("Vital Energy" or the "Company"), together with its wholly-owned subsidiary, Vital Midstream Services, LLC ("VMS"), is an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin of West Texas. In these notes, the "Company" refers to Vital Energy and VMS collectively, unless the context indicates otherwise. All amounts, dollars and percentages presented in these unaudited consolidated financial statements and the related notes are rounded and, therefore, approximate.
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
The unaudited consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2024 is derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's interim financial position, results of operations and cash flows. All adjustments are of a recurring nature unless otherwise disclosed herein.
Certain disclosures have been condensed or omitted from the unaudited consolidated financial statements. Accordingly, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2024 Annual Report.
Significant accounting policies
There have been no material changes in the Company's significant accounting policies during the three months ended March 31, 2025. See Note 2 in the 2024 Annual Report for further discussion of significant accounting policies.
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
See Note 2 in the 2024 Annual Report for further information regarding the use of estimates and assumptions.
Note 2—New accounting standards
The Company considered the applicability and impact of all Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") to the Accounting Standards Codification. There were no new ASUs adopted during the three months ended March 31, 2025. See below for discussion of ASUs not yet adopted.
ASU not yet adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure about specific types of expenses included in the expense captions presented on the income statement. The amendments in this accounting standard are effective, on a prospective basis, for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. Adoption of this ASU is expected to result in additional disclosure, but will not impact the Company's consolidated financial position, results of operations or cash flows.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed tax disclosures, including disaggregated information about an entity's effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption is permitted. Adoption of this ASU is expected to result in additional disclosure, but will not impact the Company’s consolidated financial position, results of operations or cash flows.
Note 3—Acquisitions
PEP Acquisition
On February 2, 2024, the Company purchased additional working interests in producing properties associated with a previous acquisition. The aggregate purchase price, inclusive of final adjustments, of $77.6 million consisted of (i) 878,690 shares of the Company's common stock, par value $0.01 per share ("Common Stock") based upon the share price as of the closing date, totaling $37.1 million, (ii) 980,272 shares of the Company's 2.0% Cumulative Mandatorily Convertible Series A Preferred Stock, par value $0.01 per share ("Preferred Stock") based upon the share price as of the closing date, totaling $41.3 million, (iii) the fair value of preferred stock dividends totaling $0.3 million, (iv) $1.8 million cash consideration received for closing adjustments and (v) $0.7 million in transaction-related expenses. The 980,272 shares of Preferred Stock were subsequently converted to an equal number of shares of Common Stock on May 23, 2024. See Note 4 in the 2024 Annual Report for additional discussion of the PEP Acquisition.
Note 4—Property and equipment
Full cost ceiling impairment
As discussed in Note 2 in the 2024 Annual Report, the Company uses the full cost method of accounting for its oil and natural gas properties. This accounting method requires a quarterly full cost ceiling test. The full cost ceiling is based principally on the estimated future net revenues from proved oil, NGL and natural gas reserves, which exclude the effect of the Company's commodity derivative transactions, discounted at 10%. The SEC guidelines require companies to use the unweighted arithmetic average first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period before differentials ("Benchmark Prices"). The Benchmark Prices are then adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead ("Realized Prices") without giving effect to the Company's commodity derivative transactions. The Realized Prices are utilized to calculate the estimated future net revenues in the full cost ceiling calculation. Additional significant inputs included in the calculation of discounted cash flows used in the impairment analysis include the Company's estimate of operating and development costs, anticipated production of proved reserves and other relevant data. In the event the unamortized cost of evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, as defined by the SEC, the excess is expensed in the period such excess occurs. Once incurred, a write-down of oil and natural gas properties is not reversible.
The unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling as March 31, 2025. Accordingly, the Company recorded a $158.2 million full cost ceiling impairment, which is included in "Impairment expense" on the consolidated statements of operations for the three months ended March 31, 2025. The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling as of March 31, 2024 and, as such, no full cost ceiling impairment was recorded during the three months ended March 31, 2024. If prices remain at or below the current levels, subject to numerous factors and inherent limitations and all other factors remain constant, we could incur additional non-cash full cost ceiling impairments in future quarters, which will have an adverse effect on our statement of operations.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents the Benchmark Prices and the Realized Prices as of the dates presented:

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Benchmark Prices:
Oil ($/Bbl)	$74.52	$75.48	$78.64	$79.00	$77.48
NGL ($/Bbl)(1)	$74.52	$75.48	$78.64	$79.00	$77.48
Natural gas ($/MMBtu)	$2.44	$2.13	$2.21	$2.32	$2.45
Realized Prices:
Oil ($/Bbl)	$75.55	$76.76	$79.92	$80.31	$78.71
NGL ($/Bbl)	$13.87	$13.66	$14.06	$14.10	$16.20
Natural gas ($/Mcf)	$1.04	$0.85	$0.81	$0.90	$1.08
_____________________________________________________________________________
(1)    The Company utilizes WTI NYMEX in the calculation of its NGL Benchmark Prices.
Divestiture
During the three months ended March 31, 2025, the Company sold working interests in certain specified oil and natural gas properties for net proceeds of $20.5 million. Pursuant to the rules governing full cost accounting, the net proceeds and removal of $8.4 million in asset retirement obligations were recorded as adjustments to oil and natural gas properties.
Note 5—Debt
Long-term debt, net
The following table presents the Company's long-term debt and unamortized debt issuance costs, discounts and premiums included in "Long-term debt, net" on the consolidated balance sheets as of the dates presented:

(in thousands)	March 31, 2025	December 31, 2024
7.750% senior unsecured notes due 2029 (July 2029 Notes)	298,214	298,214
9.750% senior unsecured notes due 2030 (September 2030 Notes)	302,364	302,364
7.875% senior unsecured notes due 2032 (March 2032 Notes)	1,000,000	1,000,000
Senior Secured Credit Facility	735,000	880,000
Total long-term debt	2,335,578	2,480,578
Unamortized debt issuance costs(1)	(23,640)	(24,579)
Unamortized discounts	(2,998)	(3,132)
Unamortized premiums	1,328	1,375
Total long-term debt, net	$2,310,268	$2,454,242
______________________________________________________________________________
(1)Unamortized debt issuance costs related to the Senior Secured Credit Facility of $11.4 million and $12.5 million as of March 31, 2025 and December 31, 2024, respectively, are included in "Other noncurrent assets, net" on the consolidated balance sheets.
Senior Secured Credit Facility
As of March 31, 2025, the Senior Secured Credit Facility, which matures on September 13, 2027, had a maximum credit amount of $3.0 billion, a borrowing base and an aggregate elected commitment of $1.5 billion, and an outstanding balance of $735.0 million subject to a weighted-average interest rate of 6.922%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of March 31, 2025 and December 31, 2024, the Company had no letters of credit outstanding under the Senior Secured Credit Facility. For additional information see Note 7 in the 2024 Annual Report. See Note 15 for discussion of (i) additional borrowings and repayments on and (ii) the semi-annual redetermination of the borrowing base under the Senior

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Secured Credit Facility subsequent to March 31, 2025.
Senior unsecured notes
On March 28, 2024, the Company completed an offering of $800.0 million in aggregate principal amount of 7.875% senior unsecured notes due 2032 for net proceeds of $784.8 million. A portion of the net proceeds from this offering were used to reduce the outstanding principal amount of the Company's 10.125% senior unsecured notes due 2028 (the "January 2028 Notes"). On March 29, 2024, the Company settled a cash tender offer on the January 2028 Notes for an aggregate principal amount outstanding of $431.2 million.
The following table presents the components of the Company's gain (loss) on extinguishment of debt, net during the period presented:

(in thousands)	Three months ended March 31, 2024
Principal amount tendered	$431,150
Extinguishment of debt(1)	(453,518)
Early tender premiums	(22,368)
Write-off of debt issuance costs	(5,672)
Write-off of issuance premium	2,226
Gain (loss) on extinguishment of debt, net(2)	$(25,814)
______________________________________________________________________________
(1)Amounts are included in "Extinguishment of debt" in cash flows from financing activities on the consolidated statements of cash flows.
(2)Amounts are included in "Gain (loss) on extinguishment of debt, net" on the consolidated statements of operations.
No gain (loss) on extinguishment of debt, net was recorded during the three months ended March 31, 2025.
Note 6—Equity Incentive Plan
The Vital Energy, Inc. Omnibus Equity Incentive Plan (the "Equity Incentive Plan") provides for the granting of incentive awards in the form of restricted stock awards, stock option awards, performance share unit awards, restricted stock unit awards, stock appreciation rights, stock bonus awards and other awards. The Equity Incentive Plan allows for the issuance of up to 3,332,500 shares.
See Note 9 in the 2024 Annual Report for additional discussion of the Company's equity-based compensation awards.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents activity for equity-based compensation awards for the three months ended March 31, 2025:

	Equity Awards		Liability Awards
(in thousands)	Restricted stock awards	Share-settled performance share unit awards(1)	Cash-settled performance share unit awards(2)
Outstanding as of December 31, 2024	665	48	215
Granted	651	—	192
Forfeited	(7)	—	—
Vested	(297)	(48)	—
Outstanding as of March 31, 2025	1,012	—	407
_____________________________________________________________________________
(1)The share-settled performance share unit awards granted on February 22, 2022 had a performance period of January 1, 2022 to December 31, 2024 and, as their market and performance criteria were satisfied, resulted in a 82% payout. As such, the granted awards vested and were converted into 39,691 shares of the Company's common stock during the three months ended March 31, 2025 based on this 82% payout.
(2)On February 20, 2025, the Company granted cash-settled performance share unit awards with a performance period of January 1, 2025 through December 31, 2027. The market criteria consists of: (i) relative total shareholder return comparing the Company's shareholder return to the shareholder return of the exploration and production companies listed in the Russell 2000 Index and (ii) absolute shareholder return. The performance criteria consists of: (i) earnings before interest, taxes, depreciation, amortization and exploration expense and three-year total debt reduction and (ii) an inventory quality component. Any units earned are expected to be paid in cash during the first quarter following the completion of the requisite service period, based on the achievement of market and performance criteria, and the payout can range from 0% to 225%.
As of March 31, 2025, total unrecognized cost related to equity-based compensation awards was $39.4 million, of which $6.1 million was attributable to liability awards which will be settled in cash rather than shares. Such cost will be recognized on a straight-line basis over an expected weighted-average period of 2.33 years.
Equity-based compensation
The following table reflects equity-based compensation expense for the periods presented:

	Three months ended March 31,
(in thousands)	2025	2024
Equity awards:
Restricted stock awards	$4,413	$3,802
Share-settled performance share unit awards	281	546
Total share-settled equity-based compensation, gross	4,694	4,348
Less amounts capitalized	(1,090)	(847)
Total share-settled equity-based compensation, net	3,604	3,501
Liability awards:
Cash-settled performance unit awards	(245)	1,767
Total cash-settled equity-based compensation, gross	(245)	1,767
Less amounts capitalized	—	(7)
Total cash-settled equity-based compensation, net	(245)	1,760
Total equity-based compensation, net	$3,359	$5,261

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 7—Net income (loss) per common share
Basic net income (loss) per common share is computed by first subtracting preferred stock dividends from net income (loss) to arrive at net income (loss) available to common stockholders, and then dividing net income (loss) available to common stockholders by the basic weighted-average common shares outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the diluted weighted average common shares outstanding for the period, which reflects the potential dilution of preferred stock and non-vested equity-based compensation awards. For the three months ended March 31, 2025 and 2024, the preferred stock and equity-based compensation awards were anti-dilutive due to the Company's net loss and, therefore, were excluded from the calculation of diluted net loss per common share. See Notes 8 and 9 in the 2024 Annual Report for additional discussion of the Company's preferred stock and equity-based compensation awards, respectively.
The following table reflects the calculations of basic and diluted (i) weighted-average common shares outstanding and (ii) net income (loss) per common share for the periods presented:

	Three months ended March 31,
(in thousands, except for per share data)	2025	2024
Net income (loss)	$(18,837)	$(66,131)
Less: Preferred Stock dividends	—	349
Net income (loss) available to common stockholders	$(18,837)	$(66,480)
Weighted-average common shares outstanding:
Basic	37,577	35,566
Diluted	37,577	35,566
Net income (loss) per common share:
Basic	$(0.50)	$(1.87)
Diluted	$(0.50)	$(1.87)

Anti-dilutive weighted-average common shares outstanding(1):
Non-vested restricted stock awards	796	370
Non-vested share-settled performance share unit awards(2)	20	8
Preferred stock	—	1,231
_____________________________________________________________________________
(1)Shares excluded from the diluted net income (loss) per common share calculation because their effect would be anti-dilutive.
(2)The dilutive effect of the non-vested share-settled performance share unit awards for the three months ended March 31, 2025 was calculated based on the vesting date of February 22, 2025 and for the three months ended March 31, 2024 was calculated assuming the performance period ended on March 31, 2024.
Note 8—Derivatives
The Company has two types of derivative instruments as of March 31, 2025: (i) commodity derivatives and (ii) a contingent consideration derivative. See Note 9 for discussion of fair value measurement of derivatives on a recurring basis and Note 15 for discussion of derivatives subsequent events. The Company's derivatives were not designated as hedges for accounting purposes, and the Company does not enter into such instruments for speculative trading purposes. Accordingly, the changes in derivative fair values are recognized in "Gain (loss) on derivatives, net" under "Non-operating income (expense)" on the consolidated statements of operations.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes components of the Company's gain (loss) on derivatives, net by type of derivative instrument for the periods presented:

	Three months ended March 31,
(in thousands)	2025	2024
Commodity	$52,678	$(155,835)
Contingent consideration	(8,507)	3,688
Gain (loss) on derivatives, net	$44,171	$(152,147)
Commodity
Due to the inherent volatility in oil, NGL and natural gas prices and the sometimes wide pricing differentials between where the Company produces and where the Company sells such commodities, the Company engages in commodity derivative transactions, such as puts, swaps, collars and basis swaps, to hedge price risk associated with a portion of the Company's anticipated sales volumes. By removing a portion of the price volatility associated with future sales volumes, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. During the three months ended March 31, 2025, the Company’s derivatives were settled based on reported prices on commodity exchanges, with (i) oil derivatives settled based on WTI NYMEX pricing, (ii) NGL derivatives settled based on Mont Belvieu OPIS pricing and (iii) natural gas derivatives settled based on Waha Inside FERC pricing.
The following table summarizes open commodity derivative positions as of March 31, 2025, for commodity derivatives that were entered into through March 31, 2025, for the settlement periods presented:

	Remaining Year 2025	Year 2026	Year 2027
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	12,092,000	4,005,000	—
Weighted-average price ($/Bbl)	$74.57	$71.42	$—
NGL:
Non-TET Propane - Swaps:
Volume (Bbl)	2,612,500	—	—
Weighted-average price ($/Bbl)	$34.16	$—	$—
Non-TET Ethane - Swaps:
Volume (Bbl)	3,300,000	—	—
Weighted-average price ($/Bbl)	$11.04	$—	$—
Natural gas:
Waha Inside FERC - Swaps:
Volume (MMBtu)	32,175,000	44,530,000	43,800,000
Weighted-average price ($/MMBtu)	$2.31	$2.43	$2.70
Contingent consideration
On May 7, 2021, the Company entered into a purchase and sale agreement (the "Sixth Street PSA"), to sell 37.5% of the Company's working interest in certain producing wellbores and the related properties primarily located within Glasscock and Reagan Counties, Texas. The Sixth Street PSA provides for potential contingent payments to be paid to the Company if certain cash flow targets are met related to divested oil and natural gas property operations (the "Sixth Street Contingent Consideration"). The Sixth Street Contingent Consideration provides the Company with the right to receive up to a maximum of $93.7 million in additional cash consideration, comprised of potential quarterly payments through June 2027 totaling up to $38.7 million and a potential balloon payment of $55.0 million in June 2027. The estimated fair value of the Sixth Street Contingent Consideration was $7.8 million as of March 31, 2025 and $16.3 million as of December 31, 2024.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 9—Fair value measurements
See the beginning of Note 12 in the 2024 Annual Report for information about the fair value hierarchy levels.
Fair value measurement on a recurring basis
See Note 8 and 15 for further discussion of the Company's derivatives.
Balance sheet presentation
The following tables present the Company's derivatives by (i) balance sheet classification, (ii) derivative type and (iii) fair value hierarchy level, and provide a total, on a gross basis and a net basis reflected in "Derivatives" on the consolidated balance sheets as of the dates presented:

	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$110,307	$—	$110,307	$(9,811)	$100,496
Contingent consideration	—	—	1	1	—	1
Noncurrent:
Commodity	—	45,404	—	45,404	—	45,404
Contingent consideration	—	—	7,807	7,807	—	7,807
Liabilities:
Current:
Commodity	—	(9,811)	—	(9,811)	9,811	—
Net derivative asset (liability) positions	$—	$145,900	$7,808	$153,708	$—	$153,708

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$98,825	$—	$98,825	$2,638	$101,463
Contingent consideration	—	—	11	11	—	11
Noncurrent:
Commodity	—	28,126	—	28,126	(9,866)	18,260
Contingent consideration	—	—	16,304	16,304	—	16,304
Liabilities:
Current:
Commodity	—	2,638	—	2,638	(2,638)	—
Noncurrent:
Commodity	—	(15,680)	—	(15,680)	9,866	(5,814)
Net derivative asset (liability) positions	$—	$113,909	$16,315	$130,224	$—	$130,224
See Note 12 in the 2024 Annual Report for discussion of the significant inputs used in the fair value mark-to-market analysis of commodity and contingent consideration derivatives. The Company reviewed the third-party specialist's valuations of

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
commodity and contingent consideration derivatives, including the related inputs, and analyzed changes in fair values between reporting dates.
The Sixth Street Contingent Consideration was categorized as Level 3 of the fair value hierarchy, as the Company utilized its own cash flow projections along with a risk-adjusted discount rate generated by a third-party valuation specialist to determine the valuation. The Company reviewed the third-party specialist's valuation, including the related inputs, and analyzed changes in fair values between the divestiture closing date and the reporting dates. The fair value at the closing date of the Sixth Street Contingent Consideration was recorded as part of the basis in the oil and natural gas properties divested and as a contingent consideration asset. At each quarterly reporting period, the Company remeasures contingent consideration with the change in fair values recognized in "Gain (loss) on derivatives, net" under "Non-operating income (expense)" on the consolidated statement of operations. See Note 8 for additional discussion of the Sixth Street Contingent Consideration.
The following table summarizes the changes in contingent consideration derivatives classified as Level 3 measurements for the periods presented:

	Three months ended March 31,
(in thousands)	2025	2024
Balance of Level 3 at beginning of period	$16,315	$31,106
Change in Sixth Street Contingent Consideration fair value	(8,507)	3,688
Balance of Level 3 at end of period	$7,808	$34,794
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
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	March 31, 2025		December 31, 2024
(in thousands)	Carrying amount(1)	Fair value(2)	Carrying amount(1)	Fair value(2)
Debt	$2,335,578	$2,265,285	$2,480,578	$2,455,032
______________________________________________________________________________
(1)Amounts presented do not include issuance premiums or discounts.
(2)The fair values of the outstanding notes were determined using the Level 2 fair value hierarchy quoted market prices for each respective instrument as of March 31, 2025 and December 31, 2024. The fair values of the outstanding amounts under the Senior Secured Credit Facility approximate the carrying values based on short-term floating interest rates available to the Company as of March 31, 2025 and December 31, 2024.
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
Condensed notes to the consolidated financial statements
(Unaudited)
transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. As of March 31, 2025, future firm sale and transportation commitments of $83.1 million are expected to be satisfied and, as such, are not recorded as a liability on the consolidated balance sheet.
The Company has committed to purchase a fixed supply of electricity at specified prices through 2029. As of March 31, 2025, future minimum payments under the terms of this agreement are $185.4 million.
The Company has committed to take delivery of processed sand, which is utilized in the Company's completions activities, at specified prices through 2026. As of March 31, 2025, future minimum purchase commitments under the terms of these agreements are estimated to be $34.8 million.
Note 11—Supplemental cash flow and non-cash information
The following table presents supplemental cash flow and non-cash information for the periods presented:

	Three months ended March 31,
(in thousands)	2025	2024
Supplemental cash flow information:
Cash paid for interest, net of $207 and $483 of capitalized interest, respectively	$27,855	$60,772
Supplemental non-cash operating information:
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$12,290	$19,491
Supplemental non-cash investing information:
Change in accrued capital expenditures	$20,033	$16,609
Equity issued for acquisition of oil and natural gas properties(2)	$—	$78,740
_____________________________________________________________________________
(1)See Note 5 in the 2024 Annual Report for additional discussion of the Company's leases.
(2)See Note 3 for additional discussion of the Company's acquisitions.
Note 12—Income taxes
The following table presents income tax benefit (expense) for the periods presented:

	Three months ended March 31,
(in thousands)	2025	2024
Current	$(762)	$(1,175)
Deferred	1,811	16,924
Income tax benefit (expense)	$1,049	$15,749
The Company estimates its annual effective tax rate (“AETR”) in recording its interim quarterly income tax provision for the various jurisdictions in which it operates. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of its estimated AETR and are recognized as discrete items in the quarter in which they occur. The Company's effective tax rate during the three months ended March 31, 2025 and 2024 was 5.27% and 19.23%, respectively, and is the result of projecting current and deferred U.S. income and Texas Franchise taxes, including the impact of discrete items and permanent differences. Current income tax expense is primarily attributable to Texas Franchise tax.
The Company’s deferred tax assets are primarily the result of U.S. net operating loss carryforwards. As of March 31, 2025, the Company had U.S. net operating loss carryforwards totaling $908.7 million, of which $530.2 million will begin to expire in 2035 and $378.5 million will not expire but may be limited in future periods, and state of Oklahoma net operating loss carryforwards that do not expire totaling $437.5 million.
At this time, the Company considers it more-likely-than-not that it will have sufficient taxable income in the future that will allow the utilization of its federal NOL carryforwards and realize its deferred tax assets. However, it is possible that some or all of these NOL carryforwards, that are subject to expiration could ultimately expire unused and prevent the Company from

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
realizing the full value of the deferred tax assets. The Company's assessment relies on the ability to forecast sufficient taxable income from operations, however any future impairments, as a result of the full cost ceiling limitation, may limit that reliance. As a result, a full or partial valuation allowance to reduce the Company's deferred tax assets may be required, which would materially increase its expenses in the period the allowance is recognized. As of March 31, 2025, the Company continues to maintain a full valuation allowance against its state of Oklahoma deferred tax assets.
If the Company were to experience an "ownership change," as determined under Section 382 of the Internal Revenue Code, the Company's ability to offset taxable income, arising after the ownership change with net operating losses and interest expense carryforwards arising prior to the ownership change, could be significantly limited. Based on information available as of March 31, 2025, no such ownership change has occurred.
Note 13—Related parties
Halliburton
The Chairman of the Company's board of directors is on the board of directors of Halliburton Company ("Halliburton"). The Company has a lease agreement with Halliburton, which extends through 2025, to provide an electric fracture stimulation crew and the related services. Under the agreement, the Company had a lease liability of $18.2 million as of March 31, 2025 and $24.0 million as of December 31, 2024, which is included in both current and noncurrent "Operating lease liabilities" on the consolidated balance sheets. Payments to Halliburton are included in capital expenditures for oil and natural gas properties in cash flows from investing activities on the consolidated statements of cash flows.
The following table presents the capital expenditures for oil and natural gas properties paid to Halliburton included in the consolidated statements of cash flows for the periods presented:

	Three months ended March 31,
(in thousands)	2025	2024
Capital expenditures for oil and natural gas properties	$17,123	$22,683
Note 14 —Segment reporting
The Company engages in a single activity, the exploration and development of oil and natural gas properties in the Permian Basin of West Texas, and, as such, has one reportable segment based upon the Company’s current organizational and management structure. The accounting policies for the segment, including those related to revenue, are the same as those described in Note 2 in the Company's 2024 Annual Report. Net income (loss), which is reported on the consolidated statements of operations, is the metric most consistent with GAAP that the Company uses to evaluate its performance and make decisions around the timing and allocation of capital investments and debt reduction. The Company does not use a measure of segment assets in its decision making. The Company’s chief operating decision maker (“CODM”) is the Senior Executive Team. There are no significant expense categories regularly provided to the CODM beyond those disclosed in the consolidated statements of operations.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 15—Subsequent events
Senior Secured Credit Facility
Subsequent to March 31, 2025, the Company borrowed $110.0 million and repaid $110.0 million on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $735.0 million as of May 8, 2025.
On May 8, 2025, pursuant to the regular semi-annual redetermination, the Company's borrowing base and aggregate elected commitment under the Senior Secured Credit Facility were both reduced to $1.4 billion.
Commodity derivatives
The following table summarizes the Company's open commodity derivative positions as of March 31, 2025, updated for the derivative transactions entered into from March 31, 2025 through May 8, 2025, for the settlement periods presented:

	Remaining Year 2025	Year 2026	Year 2027
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	16,011,200	4,005,000	—
Weighted-average price ($/Bbl)	$70.61	$71.42	$—
WTI NYMEX - Collars:
Natural gas:
Waha Inside FERC - Swaps:
Volume (MMBtu)	44,985,000	51,830,000	43,800,000
Weighted-average price ($/MMBtu)	$2.32	$2.41	$2.70
See Note 8 for additional discussion regarding the Company's derivatives. There has been no other derivative activity subsequent to March 31, 2025.

Table of Content
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is for the three months ended March 31, 2025 and 2024, and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2024 Annual Report filed on February 24, 2025. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Vital Energy," "we," "us," "our" or similar terms refer to Vital Energy and its subsidiaries, collectively, unless the context otherwise indicates or requires. Unless otherwise specified, references to "average sales price" refer to average sales price excluding the effects of our derivative transactions. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin of West Texas. Since 2023, we have grown primarily through multiple strategic acquisitions.
Our capital expenditures for full-year 2025 are expected to be in the approximate range of $835.0 million to $915.0 million, of which $252.7 million was incurred in the first quarter. We do not anticipate any changes in the full-year estimate but are closely monitoring commodity prices and service costs. We have significant flexibility to adjust our development plans, should market conditions warrant, with no rig or completions contracts extending beyond March 2026. Below is a summary of our financial and operating performance for the first quarter of 2025:
•Net loss of $18.8 million, which includes a non-cash impairment loss on oil and natural gas properties of $158.2 million
•Oil, NGL, and natural gas sales of $511.4 million
•Oil sales volumes of 5,840 MBbl and oil production of 64,893 Bbl/d
•Oil equivalent sales volumes of 12,614 MBOE and total production of 140,159 BOE/d
•Capital investments of $252.7 million, excluding non-budgeted acquisition costs
Recent developments
Our operations rely on a variety of domestically produced and imported raw materials and component products required to produce and transport oil and natural gas. In the first quarter of 2025, the U.S. imposed new or additional tariffs on a variety of imported raw materials and products. In response to said tariffs, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. On April 2, 2025, President Trump signed an Executive Order announcing 10% tariffs on imports from all countries, with higher tariffs initially imposed on some countries. On April 3, 2025, OPEC+ announced that some countries will start production increases in May 2025 that were originally set for July 2025. The effect of the tariffs, increased production from OPEC+ and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. Moreover, the effect that new, increased, or retaliatory tariffs will have on global economic activity and associated oil demand is still highly uncertain. If such tariffs slow or reverse economic growth, it could weigh heavily on crude oil demand and prices going forward. While we cannot predict with certainty the impact of any new, increased, or retaliatory tariffs, if there is difficulty in procuring these raw materials and component products, or if the prices we have to pay for the drilling and completion of oil and gas wells increases, our financial position, cash flows and results of operations could be adversely affected.
Commodity prices, reserves and full cost ceiling test
Commodity prices
Our results of operations are heavily influenced by oil, NGL and natural gas prices. Commodity prices have historically been volatile. More recently, WTI average crude oil price declined to approximately $68 per barrel in March 2025 before further

Table of Content
declining in April 2025 in response to tariff policies implemented by the U.S. government, an anticipated increase in global supply of crude oil as a result of recent OPEC+ announcements and concerns of a potential global recession resulting from high inflation, interest rates, impacts of tariff policies on supply chains and increased costs as whole. Any of the above factors could change or reverse, and global commodity and financial markets remain subject to heightened levels of uncertainty and volatility.
With natural gas production in the Permian Basin at all-time highs, transportation capacity to market hubs for our natural gas production provided by existing natural gas pipelines has been generally constrained. During this time of natural gas pipeline capacity constraint, our sales price for natural gas is lower than historical trends and may, at times, including during certain periods in 2024, be negative.
We maintain an active commodity derivatives program to minimize commodity price volatility and support cash flows for operations. We have entered into a number of commodity derivative contracts that have enabled us to offset a portion of the changes in our cash flow caused by fluctuations in price and basis differentials for our sales of oil, NGL and natural gas, as discussed in "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk." See Notes 8 and 9 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our commodity derivatives. Notwithstanding our derivatives strategy, another collapse or continued declines in commodity prices may affect the economic viability of, and our ability to fund, our drilling projects, as well as the economic valuation and economic recovery of oil, NGL and natural gas reserves. Further, to the extent we are unable to supplement our commodity derivatives program to offset further fluctuations and declines in commodity prices in future periods, our cash flows and results of operations may be adversely affected.
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
Our reserves are reported in three product streams: oil, NGL and natural gas. The Realized Prices, which are utilized to value our proved reserves and calculated using the average first-day-of-the-month prices for each month within the 12-month period prior to the end of the reporting period, adjusted for factors affecting price received at the delivery point, as of March 31, 2025 were $75.55 for oil, $13.87 for NGL and $1.04 for natural gas. The unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling for the first quarter of 2025. Accordingly, we recorded a $158.2 million full cost impairment for the three months ended March 31, 2025. The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling during the first quarter of 2024 and, as such, no full cost ceiling impairment was recorded during the quarter ended March 31, 2024.
If prices remain at or below the current levels, subject to numerous factors and inherent limitations, some of which are discussed below, and all other factors remain constant, we could incur additional material non-cash full cost ceiling impairment in future quarters, which would have an adverse effect on our statement of operations.
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
Second-Quarter and remaining year hypothetical Impairments
In our upcoming second-quarter calculation to value our proved reserves, the April 2024 first-day-of-the-month oil price of $83.71 per Bbl will be replaced by the April 2025 first-day-of-the-month oil price of $71.20 per Bbl. Further, at the end of April

Table of Content
2025, oil prices declined to close to $60 per Bbl while the second-quarter 2024 average oil price was closer to $80 per Bbl. To illustrate a range of implied impairment of our oil and natural gas properties in the second quarter of 2025 considering oil price only, we utilized two pricing scenarios under the SEC guidelines for pricing methodology as follows: (i) $73.28 per Bbl for oil, $13.81 per Bbl for NGL and $1.40 per Mcf for natural gas representing the use of April 2025 commodity prices for May 2025 and June 2025 and (ii) $71.33 per Bbl for oil, $13.75 per Bbl for NGL and $1.40 per Mcf for natural gas representing the use of $60 oil price per Bbl and April 2025 natural gas price for May 2025 and June 2025. Utilizing these pricing scenarios, with all other factors remaining constant with our first-quarter calculation, we would have a range of implied impairment of our oil and natural gas properties of approximately $200 million to $400 million in the second quarter of 2025. If oil prices were to remain low after second quarter, we could incur additional significant impairments in the second half of 2025. See Notes 2 and 6 in our 2024 Annual Report for discussion of the full cost method of accounting and our Realized Prices.
Each of the above factors is evaluated on a quarterly basis and if there is a material change in any factor it is incorporated into our reserves estimation utilized in our quarterly accounting estimates. We use our reserve estimates to evaluate, also on a quarterly basis, the reasonableness of our resource development plans for our reported proved reserves. Changes in circumstance, including commodity pricing, economic factors and the other uncertainties described above may lead to changes in our development plans. See "Critical accounting estimates" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2024 Annual Report for further discussion of our oil, NGL and natural gas reserve quantities and standardized measure of discounted future net cash flows.
Results of operations
Revenues
The following table presents our composition of produced oil, NGL and natural gas revenue by product for the periods presented:

	Three months ended March 31,
	2025	2024
Oil sales	83%	86%
NGL sales	12%	10%
Natural gas sales	5%	4%
Total	100%	100%

Table of Content
Oil, NGL and natural gas sales volumes, revenues and prices
The following tables present information regarding our oil, NGL and natural gas sales volumes, sales revenues and average sales prices for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2025 compared to 2024
	2025	2024	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	5,840	5,327	513	10%
NGL (MBbl)	3,484	2,934	550	19%
Natural gas (MMcf)	19,742	18,534	1,208	7%
Oil equivalent (MBOE)(1)	12,614	11,349	1,265	11%
Average daily oil equivalent sales volumes (BOE/d)(1)	140,159	124,719	15,440	12%
Average daily oil sales volumes (Bbl/d)(1)	64,893	58,534	6,359	11%
Sales revenues (in thousands):
Oil	$422,332	$415,784	$6,548	2%
NGL	61,739	47,075	14,664	31%
Natural gas	27,338	18,245	9,093	50%
Total oil, NGL and natural gas sales revenues	$511,409	$481,104	$30,305	6%
Average sales prices(1):
Oil ($/Bbl)(2)	$72.31	$78.06	$(5.75)	(7)%
NGL ($/Bbl)(2)	$17.72	$16.05	$1.67	10%
Natural gas ($/Mcf)(2)	$1.38	$0.98	$0.40	41%
Average sales price ($/BOE)(2)	$40.54	$42.39	$(1.85)	(4)%
Oil, with commodity derivatives ($/Bbl)(3)	$75.78	$74.95	$0.83	1%
NGL, with commodity derivatives ($/Bbl)(3)	$17.09	$15.92	$1.17	7%
Natural gas, with commodity derivatives ($/Mcf)(3)	$1.52	$1.41	$0.11	8%
Average sales price, with commodity derivatives ($/BOE)(3)	$42.18	$41.60	$0.58	1%
__________________________________________________________________________
(1)The numbers presented in the three months ended March 31, 2025 and 2024 columns are based on actual amounts and may not recalculate using the rounded numbers presented in the table above or the table below.
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
The following tables present net settlements received (paid) for matured commodity derivatives utilized in our calculation of the average sales prices, with commodity derivatives, for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Net settlements received (paid) for matured commodity derivatives:
Oil	$20,237	$(16,578)	$36,815	222%
NGL	(2,193)	(378)	(1,815)	(480)%
Natural gas	2,643	7,956	(5,313)	(67)%
Total	$20,687	$(9,000)	$29,687	330%

Table of Content
Changes in average sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended March 31, 2025 and 2024:

(in thousands)	Oil	NGL	Natural gas	Total
First-quarter 2024 Revenues	$415,784	$47,075	$18,245	$481,104
Effect of changes in average sales prices	(33,555)	5,844	7,903	(19,808)
Effect of changes in sales volumes	40,103	8,820	1,190	50,113
First-quarter 2025 Revenues	$422,332	$61,739	$27,338	$511,409
Change ($)	$6,548	$14,664	$9,093	$30,305
Change (%)	2%	31%	50%	6%
Costs and expenses
The following tables present information regarding costs and expenses and selected average costs and expenses per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2025 compared to 2024
(in thousands except for per BOE sold data)	2025	2024	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$103,485	$105,728	$(2,243)	(2)%
Production and ad valorem taxes	33,225	30,614	2,611	9%
Oil transportation and marketing expenses	10,120	9,833	287	3%
Gas gathering, processing and transportation expenses	6,756	2,376	4,380	184%
General and administrative (excluding LTIP and transaction expenses)	19,691	23,969	(4,278)	(18)%
General and administrative (LTIP):
LTIP cash	(245)	1,928	(2,173)	(113)%
LTIP non-cash	3,234	3,127	107	3%
General and administrative (transaction expenses)	—	332	(332)	(100)%
Depletion, depreciation and amortization	189,900	166,107	23,793	14%
Impairment expense	158,241	—	158,241	N/A
Other operating expenses, net	1,913	1,018	895	88%
Total costs and expenses	$526,320	$345,032	$181,288	53%
Gain (loss) on disposal of assets, net	$110	$130	$(20)	(15)%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$8.20	$9.32	$(1.12)	(12)%
Production and ad valorem taxes	2.63	2.70	(0.07)	(3)%
Oil transportation and marketing expenses	0.80	0.87	(0.07)	(8)%
Gas gathering, processing and transportation expenses	0.54	0.21	0.33	157%
General and administrative (excluding LTIP and transaction expenses)	1.56	2.11	(0.55)	(26)%
Total selected operating expenses	$13.73	$15.21	$(1.48)	(10)%
General and administrative (LTIP):
LTIP cash	$(0.02)	$0.17	$(0.19)	(112)%
LTIP non-cash	$0.26	$0.28	$(0.02)	(7)%
General and administrative (transaction expenses)	$—	$0.03	$(0.03)	(100)%
Depletion, depreciation and amortization	$15.05	$14.64	$0.41	3%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.

Table of Content
Lease operating expenses ("LOE"). LOE are daily expenses incurred to bring oil, NGL and natural gas out of the ground and to market, together with the daily expenses incurred to maintain our producing properties. Such costs also include maintenance, repairs and non-routine workover expenses related to our oil and natural gas properties. LOE remained relatively flat for the three months ended March 31, 2025, compared to the same period in 2024, despite an increase in production and number of wells due to our third-quarter 2024 acquisition. On a per BOE sold basis, LOE decreased by 12% for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to an increase in volumes sold. We continue to focus on economic efficiencies associated with the usage and procurement of products and services related to LOE.
Production and ad valorem taxes. Production and ad valorem taxes increased for three months ended March 31, 2025 compared to the same period in 2024 due to increased oil, NGL and natural gas sales revenues. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenues, and are established by federal, state or local taxing authorities. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.
Oil transportation and marketing expenses. These are expenses incurred for the delivery of produced oil to customers in the U.S. Gulf Coast market via the Gray Oak pipeline. We ship the majority of our produced oil to the U.S. Gulf Coast, which we believe provides a long-term pricing advantage versus the Midland market. Firm transportation payments on excess pipeline capacity associated with transportation agreements are also included in oil transportation and marketing expenses. Oil transportation and marketing expenses remained flat during the three months ended March 31, 2025 compared to the same period in 2024. See Note 10 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our transportation commitments.
Gas gathering, processing and transportation expenses. We are party to certain natural gas processing agreements where the Company concluded it is the principal in the transaction and the customer is the ultimate third party, with control of the NGL or residue gas transferring at the tailgate of the midstream entity's processing plant. Revenue for such agreements is recognized on a gross basis, with gathering, processing and transportation fees presented as an expense on the consolidated statements of operations. Gas gathering, processing and transportation expenses increased for the three months ended March 31, 2025 compared to the same period in 2024 due to an increase in the volume of natural gas processing agreements for which we would recognize such expense, primarily as a result of our third-quarter 2024 acquisition.
General and administrative ("G&A") (excluding LTIP and transaction expenses). G&A, excluding employee compensation expenses from our long-term incentive plan ("LTIP") and transaction expenses, decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to workforce and professional expenses.
General and administrative (LTIP cash). LTIP cash expense decreased for the three months ended March 31, 2025, compared to the same period in 2024, due to fluctuations in the fair value of our cash-settled LTIP awards as a result of the performance of our stock.
General and administrative (LTIP non-cash). LTIP non-cash expense remained flat for the three months ended March 31, 2025, compared to the same period in 2024. See Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report for information regarding our equity-based compensation.
Depletion, depreciation and amortization. The most significant component of DD&A for Vital Energy is depletion. The following table presents depletion expense per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Depletion expense per BOE sold	$14.57	$14.19	$0.38	3%
Depletion expense per BOE sold remained flat for the three months ended March 31, 2025, compared to the same period in 2024. Factors impacting depletion expense per BOE sold include a decrease in reserves related to a drop in commodity prices and the impact of our third-quarter 2024 acquisition, offset by the effects of our full cost ceiling impairments recorded in first-quarter 2025 and fourth-quarter 2024. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report and "—Commodity prices, reserves and full cost ceiling test" for additional information regarding the full cost method of accounting.

Table of Content
Impairment expense. The full cost ceiling is based principally on the estimated future net revenues from proved oil, NGL and natural gas reserves, which exclude the effect of the Company's commodity derivative transactions, discounted at 10%. The Realized Prices are utilized to calculate the estimated future net revenues in the full cost ceiling calculation. In the event the unamortized cost of evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, as defined by the SEC, the excess is charged to expense in the period such excess occurs. Once incurred, a write-down of oil and natural gas properties is not reversible. The unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling during the quarterly period ended March 31, 2025. Accordingly, the Company recorded a $158.2 million full cost ceiling impairment, which is included in "Impairment expense" on the consolidated statements of operations for the quarter ended March 31, 2025. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our full cost ceiling calculation.
Non-operating income (expense)
The following tables present the components of non-operating income (expense), net for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Gain (loss) on derivatives, net	$44,171	$(152,147)	$196,318	129%
Interest expense	(50,380)	(43,421)	(6,959)	(16)%
Gain (loss) on extinguishment of debt, net	—	(25,814)	25,814	(100)%
Other income (expense), net	353	2,065	(1,712)	(83)%
Total non-operating income (expense), net	$(5,856)	$(219,317)	$213,461	97%
Gain (loss) on derivatives, net. The following tables present the changes in the components of gain (loss) on derivatives, net for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$23,484	$(143,147)	$166,631	116%
Settlements received (paid) for matured derivatives, net	20,687	(9,000)	29,687	330%
Gain (loss) on derivatives, net	$44,171	$(152,147)	$196,318	129%
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
Interest expense. Interest expense increased during the three months ended March 31, 2025 compared to the same period in 2024. We reflect interest paid to the lenders and bondholders in interest expense, net of amounts capitalized. In addition, we include the amortization of (i) debt issuance costs, which includes origination, amendment and professional fees, (ii) commitment fees and (iii) annual agency fees in interest expense. The increase is due to increased borrowings under our Senior Secured Credit Facility related to the funding of our third-quarter 2024 acquisition, partially offset by decreased interest expense on our new senior unsecured notes issued during the first half of 2024, as these notes carry lower interest obligations compared to our January 2028 Notes and September 2030 Notes that were tendered in the first half of 2024. See Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Gain (loss) on extinguishment of debt, net. During the three months ended March 31, 2024, we recognized a loss on extinguishment of debt of $25.8 million related to settling a cash tender offer on the January 2028 Notes, which consisted of

Table of Content
early tender premiums and write-offs of debt issuance costs and issuance premium. See Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Income tax benefit (expense)
We are subject to federal and state income taxes and the Texas Franchise tax. Income tax benefit was recorded during the first three months of 2025 due to the application of our estimated annual effective tax rate to the book net loss before income taxes. Our effective tax rate was 5.27% and 19.23% for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate differs from the U.S. statutory rate as a result of the impact of discrete items, state income taxes and permanent differences. See Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our income taxes.
Management considered evidence, both positive and negative, and determined it is more-likely-than-not that a portion of our federal deferred tax assets are realizable which resulted in the release of the federal valuation allowance and preservation of the Oklahoma valuation allowance in 2023. Management reviews new evidence, both positive and negative, for each reporting period that could impact our judgement on the realizability of our deferred tax assets. As of March 31, 2025, management concluded that our federal deferred tax assets are more-likely-than-not to be realized and continue to maintain a full valuation allowance with respect to Oklahoma.
As of March 31, 2025, we had $241.7 million in net deferred tax assets, including approximately $190.8 million related to net operating loss ("NOL") carryforwards that may be used to offset taxable income and taxes payable in future periods. Some of these NOL carryforwards will expire if they are not used within certain timeframes. Currently, we consider it more-likely-than-not that we will generate sufficient taxable income to utilize our NOL carryforwards and realize these deferred tax assets. However, it is possible that some or all of our NOL carryforwards could ultimately expire, preventing full realization of these deferred tax assets. Our assessment relies on the ability to forecast sufficient taxable income from our operations; however, any future impairments as a result of the full cost ceiling limitation may limit that reliance. As a result, a full or partial valuation allowance to reduce our deferred tax assets may be required, which would materially increase our expenses in the period the allowance is recognized.
We have significant federal and state net operating loss carry-forwards. If we were to experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code, our ability to offset taxable income arising after the ownership change with net operating losses and interest expense carryforwards arising prior to the ownership change may be significantly limited. Based on information available as of March 31, 2025, no such ownership change has occurred.
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
We continually seek to maintain a financial profile that provides operational flexibility and monitor the markets to consider which financing alternatives, including debt and equity capital resources, joint ventures and asset sales, are available to meet our future planned capital expenditures, a significant portion of which we are able to adjust and manage. We also continually evaluate opportunities with respect to our capital structure, including issuances of new securities, as well as transactions involving our outstanding senior notes, which could take the form of open market or private repurchases, exchange or tender offers, or other similar transactions, and our common stock, which could take the form of open market or private repurchases. We may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. Such financing alternatives, or combination of alternatives, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We continually look for other opportunities to maximize stockholder value. For further discussion of our financing activities related to debt instruments, see Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report.
Due to the inherent volatility in the prices of oil, NGL and natural gas and the sometimes wide pricing differentials between where we produce and where we sell such commodities, we engage in commodity derivative transactions to hedge price risk associated with a portion of our anticipated sales volumes. By removing a portion of the price volatility associated with future

Table of Content
sales volumes, we expect to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. See "Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk" below. See Note 8 to our consolidated financial statements included elsewhere in this Quarterly Report for discussion of our open commodity positions.
As of March 31, 2025, we had cash and cash equivalents of $28.6 million and available capacity under the Senior Secured Credit Facility of $765.0 million, resulting in total liquidity of $793.6 million. As of May 8, 2025, we had outstanding borrowings under our Senior Secured Credit Facility of $735.0 million, resulting in available capacity of $665.0 million. We believe that our operating cash flows and the aforementioned liquidity sources provide us with sufficient liquidity and financial resources to manage our cash needs and contractual obligations, to implement our currently planned capital expenditure budget and, at our discretion, to fund any share repurchases, pay down, repurchase or refinance debt or adjust our planned capital expenditure budget. See Note 15 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of (i) additional borrowings and repayments on and (ii) the semi-annual redetermination of the borrowing base under the Senior Secured Credit Facility subsequent to March 31, 2025.
Cash requirements for known contractual and other obligations
The following table presents significant cash requirements for known contractual and other obligations as of March 31, 2025:

(in thousands)	Short-term	Long-term	Total
Senior unsecured notes(1)	$131,342	$2,340,746	$2,472,088
Senior Secured Credit Facility(2)	—	735,000	735,000
Electricity purchase commitments	26,028	159,408	185,436
Operating lease commitments(3)	64,435	37,036	101,471
Asset retirement obligations	6,491	74,999	81,490
Firm transportation commitments	18,264	18,265	36,529
Sand purchase commitments	22,456	12,353	34,809
Total	$269,016	$3,377,807	$3,646,823
______________________________________________________________________________
(1)Amounts presented include both principal and interest obligations.
(2)Amounts presented do not include interest expense as it is a floating rate and we cannot determine with accuracy the future interest rates we will be charged. As of March 31, 2025, the outstanding balance under our Senior Secured Credit Facility was subject to a weighted-average interest rate of 6.922%.
(3)Amounts presented include both minimum lease payments and imputed interest.
We expect to satisfy our short-term contractual and other obligations with cash flows from operations. See Notes 5 and 10 to our consolidated financial statements included elsewhere in this Quarterly Report and Notes 2, 5 and 18 in our 2024 Annual Report for further discussion of our known contractual and other obligations.
Cash flows
The following table presents our cash flows for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Net cash provided by (used in) operating activities	$350,985	$158,590	$192,395	121%
Net cash provided by (used in) investing activities	(212,122)	(205,664)	(6,458)	(3)%
Net cash provided by (used in) financing activities	(150,393)	456,338	(606,731)	(133)%
Net increase (decrease) in cash and cash equivalents	$(11,530)	$409,264	$(420,794)	(103)%
Cash flows from operating activities
Net cash provided by operating activities increased during the three months ended March 31, 2025, compared to the same period in 2024. Notable cash changes include (i) an increase of $136.1 million due to net changes in operating assets and liabilities, (ii) an increase in total oil, NGL and natural gas sales revenues of $30.3 million and (iii) an increase of $29.7 million due to changes in net settlements received for matured derivatives, due to decreased oil commodity prices. For additional

Table of Content
information on changes in revenues and expenses, see "—Results of operations."
Our operating cash flows are sensitive to a number of variables, the most significant of which are the volatility of oil, NGL and natural gas prices, mitigated to the extent of our commodity derivatives' exposure, and sales volume levels. Regional and worldwide economic activity, weather, infrastructure, transportation capacity to reach markets, costs of operations, legislation and regulations, including potential government production curtailments, and other variable factors significantly impact the prices of these commodities. For additional information on risks related to our business, see "Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II. Item 1A. Risk Factors" included elsewhere in this Quarterly Report and "Part I. Item 1A. Risk Factors" in our 2024 Annual Report.
Cash flows from investing activities
Net cash used in investing activities increased for the three months ended March 31, 2025, compared to the same period in 2024, due to a $34.2 million increase in capital expenditures as a result of increased drilling and completions activity, partially offset by a $20.9 million increase in proceeds from divestitures.
We currently expect capital investments for full-year 2025 to be in the approximate range of $835.0 million to $915.0 million. We will continue to monitor commodity prices and service costs and adjust activity levels in order to proactively manage our cash flows and preserve liquidity. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.
The following tables present the components of our capital investments, excluding non-budgeted acquisition costs, for the periods presented and the corresponding changes for such periods:

	Three months ended March 31,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Oil and natural gas properties(1)	$251,264	$213,265	$37,999	18%
Midstream and other fixed assets(1)	1,407	4,635	(3,228)	(70)%
Total capital investments, excluding non-budgeted acquisition costs	$252,671	$217,900	$34,771	16%
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
Cash flows from financing activities
For the three months ended March 31, 2025, net cash used in financing activities was $150.4 million compared to cash provided by financing activities of $456.3 million for the same period in 2024. Notable 2025 activity includes (i) payments on our Senior Secured Credit Facility of $295.0 million and (ii) borrowings on our Senior Secured Credit Facility of $150.0 million. For further discussion of our financing activities related to debt instruments, see Notes 5 and 15 to our consolidated financial statements included elsewhere in this Quarterly Report.

Table of Content
Sources of Liquidity
Senior Secured Credit Facility
As of March 31, 2025, the Senior Secured Credit Facility, which matures on September 13, 2027, had a maximum credit amount of $3.0 billion, a borrowing base and an aggregate elected commitment of $1.5 billion, with $735.0 million outstanding, and was subject to an interest rate of 6.922%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which we were in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of March 31, 2025 and December 31, 2024, we had no letters of credit outstanding under the Senior Secured Credit Facility. Subsequent to March 31, 2025, our borrowing base and aggregate elected commitment were both reduced to $1.4 billion pursuant to the regular semi-annual redetermination of the borrowing base under the Senior Secured Credit Facility.
See Notes 5 and 15 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our Senior Secured Credit Facility.
Supplemental Guarantor information
As of March 31, 2025, approximately $1.6 billion of our senior unsecured notes remained outstanding. Our wholly-owned subsidiary, Vital Midstream Services, LLC (the "Guarantor"), jointly and severally, and fully and unconditionally, guarantees all of our outstanding senior unsecured notes.
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
There have been no changes to our identified critical accounting estimates during the three months ended March 31, 2025. See our critical accounting estimates in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Annual Report. See "Commodity prices, reserves and full cost ceiling test" for additional discussion our full cost ceiling calculation.

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
The fair values of our open commodity positions are largely determined by the relevant forward commodity price curves of the indexes associated with our open derivative positions. The following table provides a sensitivity analysis of the projected incremental effect on income or loss before income taxes of a hypothetical 10% change in the relevant forward commodity price curves of the indexes associated with our open commodity positions as of March 31, 2025:

(in thousands)	As of March 31, 2025
Commodity derivative asset position	$145,900
Impact of a 10% increase in forward commodity prices	$(141,365)
Impact of a 10% decrease in forward commodity prices	$141,365
See Notes 8, 9 and 15 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our commodity derivatives. For additional discussion of our quantitative and qualitative disclosures about market risk, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2024 Annual Report.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our senior unsecured notes bear interest at fixed rates. The interest rate on our Senior Secured Credit Facility as of March 31, 2025 was 6.922%. See Notes 5 and 15 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our debt. The interest rate on borrowings may be based on an alternate base rate or term secured overnight financing rate ("Term SOFR"), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the "prime rate" (as publicly announced by Wells Fargo Bank, N.A.) in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our Senior Secured Credit Facility) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. Interest on Term SOFR loans is equal to the sum of (a)(i) the Term SOFR (as defined in our Senior Secured Credit Facility) rate for such period plus (ii) the Term SOFR Adjustment (as defined in our Senior Secured Credit Facility) of 0.1% (in the case of clause (a), subject to a floor of 0%) plus (b) the applicable margin. The applicable margin varies from 1.25% to 2.25% on alternate base rate borrowings and from 2.25% to 3.25% on Term SOFR borrowings, in each case, depending on our utilization ratio. As of March 31, 2025, the applicable margin on our borrowings were 1.50% for alternate base rate borrowings and 2.50% for Term SOFR borrowings.

Table of Content
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Vital Energy's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Vital Energy's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Vital Energy's disclosure controls and procedures were effective as of March 31, 2025. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Vital Energy's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2024 Annual Report and those set forth from time to time in our other filings with the SEC. Other than the following risk factor, there have been no material changes in our risk factors from those described in our 2024 Annual Report. The risks described in such report and in this Quarterly Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results.
Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.
In April 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and an additional individualized reciprocal tariff on the countries with which the U.S. has the largest trade deficits. As a result of the new U.S. presidential administration's trade policy, tariffs may increase our costs. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers.
The imposition of further tariffs by the U.S. on a broader range of imports, further retaliatory trade measures taken in response to additional tariffs, or a global recession could increase costs in our supply chain or reduce demand for oil and natural gas, which would adversely affect our results of operations.
The ultimate impact of these trade measures on our business operations and financial results is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, and the amount, scope, or nature of such trade measures, and our ability to execute strategies to mitigate the negative impacts.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
The following table summarizes purchases of common stock by Vital Energy for the periods presented:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value that may yet be purchased under the program as of the respective period-end date(2)
January 1, 2025 - January 31, 2025	939	$31.76	—	$200,000,000
February 1, 2025 - February 28, 2025	125,362	$31.05	—	$200,000,000
March 1, 2025 - March 31, 2025	48	$26.71	—	$200,000,000
Total	126,349		—
______________________________________________________________________________
(1)Represents shares that were withheld by us to satisfy tax withholding obligations that arose upon the lapse of restrictions on certain equity-based compensation awards, namely restricted stock awards.
(2)On May 31, 2022, our board of directors authorized a $200.0 million share repurchase program commencing on the date of such announcement and continuing through and including May 27, 2024. On May 23, 2024, our board of directors approved an amendment to the share repurchase program to (i) increase the shares of Common Stock which the Company may purchase by $37.3 million, resulting in aggregate authorization of $237.3 million, and (ii) extend the expiration date to May 22, 2026. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, including under plans complying with Rule 10b5-1 of the Exchange Act, and privately negotiated transactions. During the three months ended March 31, 2025, no shares were repurchased under the share repurchase program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Arrangement Changes
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarterly period ended March 31, 2025.

Item 6.    Exhibits

		Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated as of May 28, 2024.	8-K	3.1	5/28/2024
3.2	Fourth Amended and Restated Bylaws of Vital Energy, Inc., adopted January 9, 2023.	8-K	3.2	1/9/2023
4.1	Form of Common Stock Certificate.	8-A12B/A	4.1	1/7/2014
4.2	Indenture, dated as of March 18, 2015, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	3/24/2015
4.3	Indenture, dated as of July 16, 2021, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	7/16/2021
4.4	Fifth Supplemental Indenture, dated as of September 25, 2023, among Vital Energy, Inc., Vital Midstream Services, LLC and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.2	9/25/2023
4.5	Indenture, dated as of March 28, 2024, among Vital Energy, Inc., Vital Midstream Services, LLC and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.1	3/28/2024
22.1	List of Issuers and Guarantor Subsidiaries.	10-K	22.1	2/24/2025
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Vital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements.

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

VITAL ENERGY, INC.

Date: May 12, 2025	By:	/s/ Jason Pigott
Jason Pigott
President and Chief Executive Officer
(principal executive officer)

Date: May 12, 2025	By:	/s/ Bryan J. Lemmerman
Bryan J. Lemmerman
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: May 12, 2025	By:	/s/ Stephen L. Faulkner, Jr.
Stephen L. Faulkner, Jr.
Vice President and Chief Accounting Officer
(principal accounting officer)