Form 10-Q
period 2025-06-30
Vital Energy, Inc.
filed 2025-08-06
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2025
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of August 1, 2025: 38,699,411

VITAL ENERGY, INC.
FOR THE QUARTER ENDED JUNE 30, 2025

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
"NYMEX"—The New York Mercantile Exchange.
"OPEC"—The Organization of the Petroleum Exporting Countries.
"Proved reserves"—The estimated quantities of oil, NGL and natural gas that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

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
v

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
•our ability to comply with federal, state and local legal, tax and regulatory requirements, including the One Big Beautiful Bill Act (the "OBBB Act"), and any impact thereof on taxes, tariffs and international trade;
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

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Vital Energy, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$30,194	$40,179
Accounts receivable, net	242,956	299,698
Derivatives	129,444	101,474
Other current assets	27,836	25,205
Total current assets	430,430	466,556
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	14,136,321	13,587,040
Unevaluated properties not being depleted	176,117	242,792
Less: accumulated depletion and impairment	(9,915,495)	(8,966,200)
Oil and natural gas properties, net	4,396,943	4,863,632
Midstream and other fixed assets, net	122,022	134,265
Property and equipment, net	4,518,965	4,997,897
Derivatives	33,165	34,564
Operating lease right-of-use assets	82,049	104,329
Deferred income taxes	3,396	239,685
Other noncurrent assets, net	32,446	35,915
Total assets	$5,100,451	$5,878,946
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$158,125	$185,115
Accrued capital expenditures	109,844	95,593
Undistributed revenue and royalties	172,415	187,563
Operating lease liabilities	45,778	73,143
Other current liabilities	59,341	59,725
Total current liabilities	545,503	601,139
Long-term debt, net	2,321,294	2,454,242
Derivatives	19,466	5,814
Asset retirement obligations	75,620	82,941
Operating lease liabilities	27,941	26,733
Other noncurrent liabilities	5,049	7,506
Total liabilities	2,994,873	3,178,375
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, and 38,687,645 and 38,144,248 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	387	381
Additional paid-in capital	3,829,651	3,823,241
Accumulated deficit	(1,724,460)	(1,123,051)
Total stockholders' equity	2,105,578	2,700,571
Total liabilities and stockholders' equity	$5,100,451	$5,878,946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Oil sales	$365,605	$441,667	$787,937	$857,451
NGL sales	51,046	39,870	112,785	86,945
Natural gas sales	10,631	(5,371)	37,969	12,874
Other operating revenues	2,345	205	3,116	1,440
Total revenues	429,627	476,371	941,807	958,710
Costs and expenses:
Lease operating expenses	107,750	113,742	211,235	219,470
Production and ad valorem taxes	26,356	27,079	59,581	57,693
Oil transportation and marketing expenses	10,649	12,199	20,769	22,032
Gas gathering, processing and transportation expenses	5,380	5,088	12,136	7,464
General and administrative	23,791	23,573	46,471	52,929
Organizational restructuring expenses	4,627	—	4,627	—
Depletion, depreciation and amortization	186,424	174,298	376,324	340,405
Impairment expense	427,046	—	585,287	—
Other operating expenses, net	2,263	2,593	4,176	3,611
Total costs and expenses	794,286	358,572	1,320,606	703,604
Gain (loss) on disposal of assets, net	1,255	36	1,365	166
Operating income (loss)	(363,404)	117,835	(377,434)	255,272
Non-operating income (expense):
Gain (loss) on derivatives, net	68,993	7,658	113,164	(144,489)
Interest expense	(49,854)	(40,690)	(100,234)	(84,111)
Loss on extinguishment of debt, net	—	(40,301)	—	(66,115)
Other income (expense), net	863	2,609	1,216	4,674
Total non-operating income (expense), net	20,002	(70,724)	14,146	(290,041)
Income (loss) before income taxes	(343,402)	47,111	(363,288)	(34,769)
Income tax benefit (expense)	(239,170)	(10,409)	(238,121)	5,340
Net income (loss)	(582,572)	36,702	(601,409)	(29,429)
Preferred stock dividends	—	(303)	—	(652)
Net income (loss) available to common stockholders	$(582,572)	$36,399	$(601,409)	$(30,081)
Net income (loss) per common share:
Basic	$(15.43)	$1.00	$(15.97)	$(0.84)
Diluted	$(15.43)	$0.98	$(15.97)	$(0.84)
Weighted-average common shares outstanding:
Basic	37,761	36,381	37,670	35,973
Diluted	37,761	37,605	37,670	35,973

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Preferred Stock		Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2024	—	$—	38,144	$381	$3,823,241	—	$—	$(1,123,051)	$2,700,571
Restricted stock awards	—	—	651	7	(7)	—	—	—	—
Restricted stock forfeitures	—	—	(7)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	(126)	(1)	(3,922)	126	3,923	—	—
Retirement of treasury stock	—	—	—	—	—	(126)	(3,923)	—	(3,923)
Share-settled equity-based compensation	—	—	—	—	4,694	—	—	—	4,694
Performance share conversion	—	—	40	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(18,837)	(18,837)
Balance, March 31, 2025	—	—	38,702	387	3,824,006	—	—	(1,141,888)	2,682,505
Restricted stock awards	—	—	24	—	—	—	—	—	—
Restricted stock forfeitures	—	—	(106)	(1)	1	—	—	—	—
Stock exchanged for tax withholding	—	—	(2)	—	(33)	2	33	—	—
Retirement of treasury stock	—	—	—	—	—	(2)	(33)	—	(33)
Share-settled equity-based compensation	—	—	—	—	4,167	—	—	—	4,167
Other	—	—	70	1	1,510	—	—	—	1,511
Net income (loss)	—	—		—	—	—	—	(582,572)	(582,572)
Balance, June 30, 2025	—	$—	38,688	$387	$3,829,651	—	$—	$(1,724,460)	$2,105,578

	Preferred Stock		Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2023	595	$6	35,414	$354	$3,733,775	—	$—	$(948,878)	$2,785,257
Restricted stock awards	—	—	445	5	(4)	—	—	—	1
Restricted stock forfeitures	—	—	(5)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	(72)	(1)	(3,410)	72	3,411	—	—
Retirement of treasury stock	—	—	—	—	—	(72)	(3,411)	—	(3,411)
Share-settled equity-based compensation	—	—	—	—	4,348	—	—	—	4,348
Equity issued for acquisition of oil and natural gas properties	980	10	879	9	78,721	—	—	—	78,740
Net income (loss)	—	—	—	—	—	—	—	(66,131)	(66,131)
Balance, March 31, 2024	1,575	16	36,661	367	3,813,430	—	—	(1,015,009)	2,798,804
Restricted stock awards	—	—	13	—	—	—	—	—	—
Restricted stock forfeitures	—	—	(8)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	—	(9)	—	9	—	—
Retirement of treasury stock	—	—	—	—	—	—	(9)	—	(9)
Share-settled equity-based compensation	—	—	—	—	4,865	—	—	—	4,865
Equity issued for acquisition of oil and natural gas properties	—	—	(76)	(1)	(3,811)	—	—	—	(3,812)
Preferred stock conversion	(1,575)	(16)	1,575	16	—	—	—	—	—
Preferred stock dividend paid	—	—	—	—	—	—	—	(652)	(652)
Net income (loss)	—	—	—	—	—	—	—	36,702	36,702
Balance, June 30, 2024	—	$—	38,165	$382	$3,814,475	—	$—	$(978,959)	$2,835,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(601,409)	$(29,429)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-settled equity-based compensation, net	6,837	7,435
Depletion, depreciation and amortization	376,324	340,405
Impairment expense	585,287	—
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(113,164)	144,489
Settlements received (paid) for matured derivatives, net	100,245	(18,262)
Loss on extinguishment of debt, net	—	66,115
Deferred income tax (benefit) expense	236,289	(7,577)
Other, net	19,870	12,429
Changes in operating assets and liabilities:
Accounts receivable, net	56,742	13,662
Other current assets	(3,068)	(7,607)
Other noncurrent assets, net	(4,309)	1,549
Accounts payable and accrued liabilities	(26,990)	(16,867)
Undistributed revenue and royalties	(15,148)	16,268
Other current liabilities	1,018	(20,383)
Other noncurrent liabilities	(15,198)	(5,236)
Net cash provided by (used in) operating activities	603,326	496,991
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net	(1,636)	(4,679)
Capital expenditures:
Oil and natural gas properties	(488,541)	(417,706)
Midstream and other fixed assets	(4,675)	(9,178)
Proceeds from dispositions of capital assets, net of selling costs	22,289	180
Other, net	1,140	(952)
Net cash provided by (used in) investing activities	(471,423)	(432,335)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	365,000	405,000
Payments on Senior Secured Credit Facility	(500,000)	(450,000)
Issuance of senior unsecured notes	—	1,001,500
Extinguishment of debt	—	(952,214)
Stock exchanged for tax withholding	(3,956)	(3,420)
Payments for debt issuance costs	—	(20,285)
Other, net	(2,932)	(2,734)
Net cash provided by (used in) financing activities	(141,888)	(22,153)
Net increase (decrease) in cash and cash equivalents	(9,985)	42,503
Cash and cash equivalents, beginning of period	40,179	14,061
Cash and cash equivalents, end of period	$30,194	$56,564
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Vital Energy, Inc.
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
Significant accounting policies
There have been no material changes in the Company's significant accounting policies during the six months ended June 30, 2025. See Note 2 in the 2024 Annual Report for further discussion of significant accounting policies.
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
Note 2—New accounting standards
The Company considered the applicability and impact of all Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") to the Accounting Standards Codification. There were no new ASUs adopted during the six months ended June 30, 2025. See below for discussion of ASUs not yet adopted.
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
Note 3—Acquisitions
PEP Acquisition
On February 2, 2024, the Company purchased additional working interests in producing properties associated with a previous acquisition. The aggregate purchase price, inclusive of final adjustments, of $77.6 million consisted of (i) 878,690 shares of the Company's common stock, par value $0.01 per share ("Common Stock") based upon the share price as of the closing date, totaling $37.1 million, (ii) 980,272 shares of the Company's 2.0% Cumulative Mandatorily Convertible Series A Preferred Stock, par value $0.01 per share ("Preferred Stock") based upon the share price as of the closing date, totaling $41.3 million, (iii) the fair value of preferred stock dividends totaling $0.3 million, (iv) $1.8 million of cash consideration received for closing adjustments and (v) $0.7 million in transaction-related expenses. The 980,272 shares of Preferred Stock were subsequently converted to an equal number of shares of Common Stock on May 23, 2024. See Note 4 in the 2024 Annual Report for additional discussion of the PEP Acquisition.
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
The unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling as of June 30, 2025 and March 31, 2025. The following table presents full cost ceiling impairment expense, which is included in "Impairment expense" on the unaudited consolidated statements of operations, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Full cost ceiling impairment expense	$427,046	$—	$585,287	$—
If prices remain at or below the current levels, subject to numerous factors and inherent limitations and all other factors remain constant, we could incur additional non-cash full cost ceiling impairments in future quarters, which will have an adverse effect on our statement of operations.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents the Benchmark Prices and the Realized Prices utilized in the full cost ceiling calculation as of the dates presented:

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Benchmark Prices:
Oil ($/Bbl)	$70.48	$74.52	$75.48	$78.64	$79.00
NGL ($/Bbl)(1)	$70.48	$74.52	$75.48	$78.64	$79.00
Natural gas ($/MMBtu)	$2.86	$2.44	$2.13	$2.21	$2.32
Realized Prices:
Oil ($/Bbl)	$71.47	$75.55	$76.76	$79.92	$80.31
NGL ($/Bbl)	$15.65	$13.87	$13.66	$14.06	$14.10
Natural gas ($/Mcf)	$0.98	$1.04	$0.85	$0.81	$0.90
_____________________________________________________________________________
(1)    The Company utilizes WTI NYMEX in the calculation of its NGL Benchmark Prices.
Divestiture
In the first quarter of 2025, the Company sold working interests in certain specified oil and natural gas properties for net proceeds of $20.5 million. Pursuant to the rules governing full cost accounting, the net proceeds and removal of $8.4 million in asset retirement obligations were recorded as adjustments to oil and natural gas properties.
Note 5—Debt
Long-term debt, net
The following table presents the Company's long-term debt and unamortized debt issuance costs, discounts and premiums included in "Long-term debt, net" on the consolidated balance sheets as of the dates presented:

(in thousands)	June 30, 2025	December 31, 2024
7.750% senior unsecured notes due 2029 (July 2029 Notes)	$298,214	$298,214
9.750% senior unsecured notes due 2030 (September 2030 Notes)	302,364	302,364
7.875% senior unsecured notes due 2032 (March 2032 Notes)	1,000,000	1,000,000
Senior Secured Credit Facility	745,000	880,000
Total long-term debt	2,345,578	2,480,578
Unamortized debt issuance costs(1)	(22,701)	(24,579)
Unamortized discounts	(2,864)	(3,132)
Unamortized premiums	1,281	1,375
Total long-term debt, net	$2,321,294	$2,454,242
______________________________________________________________________________
(1)Unamortized debt issuance costs related to the Senior Secured Credit Facility of $10.2 million and $12.5 million as of June 30, 2025 and December 31, 2024, respectively, are included in "Other noncurrent assets, net" on the consolidated balance sheets.
Senior Secured Credit Facility
As of June 30, 2025, the Senior Secured Credit Facility, which matures on September 13, 2027, had a maximum credit amount of $3.0 billion, a borrowing base and an aggregate elected commitment of $1.4 billion, and an outstanding balance of $745.0 million subject to a weighted-average interest rate of 7.171%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of June 30, 2025 and December 31, 2024, the Company had no letters of credit outstanding under the Senior Secured Credit Facility. For additional information on the Senior Secured Credit Facility, see Note 7 in the 2024 Annual Report. See Note 16

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
for discussion of additional borrowings and repayments on the Senior Secured Credit Facility subsequent to June 30, 2025.
Senior unsecured notes
On March 28, 2024, the Company completed an offering of $800.0 million in aggregate principal amount of 7.875% senior unsecured notes due 2032 (the "Initial March 2032 Notes") for net proceeds of $784.8 million. The net proceeds from this offering and the Tack-On March 2032 Notes (defined below) were used to (i) extinguish in full the Company's 10.125% senior unsecured notes due 2028 (the "January 2028 Notes"), (ii) reduce the outstanding principal amount of the 9.750% senior unsecured notes due 2030 (the "September 2030 Notes") and (iii) repay a portion of the outstanding borrowings on the Senior Secured Credit Facility. On March 29, 2024, the Company settled a cash tender offer on the January 2028 Notes for an aggregate principal amount outstanding of $431.2 million.
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
The following table presents the components of the Company's loss on extinguishment of debt, net during the periods presented:

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

No gain or loss on extinguishment of debt was recorded during the three and six months ended June 30, 2025.
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
See Note 9 in the 2024 Annual Report for additional discussion of the Company's equity-based compensation awards.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table presents activity for equity-based compensation awards for the six months ended June 30, 2025:

	Equity Awards		Liability Awards
(in thousands)	Restricted stock awards	Share-settled performance share unit awards(1)	Cash-settled performance share unit awards(2)
Outstanding as of December 31, 2024	665	48	215
Granted	675	—	192
Forfeited	(113)	—	(4)
Vested	(327)	(48)	—
Outstanding as of June 30, 2025	900	—	403
_____________________________________________________________________________
(1)The share-settled performance share unit awards granted on February 22, 2022 had a performance period of January 1, 2022 to December 31, 2024 and, as their market and performance criteria were satisfied, resulted in an 82% payout. As such, the granted awards vested and were converted into 39,691 shares of the Company's common stock during the first quarter of 2025 based on this 82% payout.
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
As of June 30, 2025, total unrecognized cost related to equity-based compensation awards was $30.1 million, of which $3.9 million was attributable to liability awards which will be settled in cash rather than shares. Such cost will be recognized on a straight-line basis over an expected weighted-average period of 2.12 years.
Equity-based compensation
The following table reflects equity-based compensation expense for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Equity awards:
Restricted stock awards	$4,167	$4,392	$8,580	$8,194
Share-settled performance share unit awards	—	473	281	1,019
Total share-settled equity-based compensation, gross	4,167	4,865	8,861	9,213
Less: amounts capitalized	(934)	(931)	(2,024)	(1,778)
Total share-settled equity-based compensation, net	3,233	3,934	6,837	7,435
Liability awards:
Cash-settled performance unit awards	(125)	460	(370)	2,227
Total cash-settled equity-based compensation, gross	(125)	460	(370)	2,227
Less: amounts capitalized	(2)	(7)	(2)	(14)
Total cash-settled equity-based compensation, net	(127)	453	(372)	2,213
Total equity-based compensation, net	$3,106	$4,387	$6,465	$9,648

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 7—Net income (loss) per common share
Basic net income (loss) per common share is computed by first subtracting preferred stock dividends, if any, from net income (loss) to arrive at net income (loss) available to common stockholders, and then dividing net income (loss) available to common stockholders by the basic weighted-average common shares outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the diluted weighted-average common shares outstanding for the period, which reflects the potential dilution of non-vested equity-based compensation awards and outstanding preferred stock. In periods where the Company has a net loss, the non-vested equity-based compensation awards and outstanding preferred stock are excluded from the calculation of diluted net loss per common share as their effect would be anti-dilutive. See Notes 8 and 9 in the 2024 Annual Report for additional discussion of the Company's preferred stock and equity-based compensation awards, respectively.
The following table reflects the calculations of basic and diluted (i) weighted-average common shares outstanding and (ii) net income (loss) per common share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except for per share data)	2025	2024	2025	2024
Net income (loss)	$(582,572)	$36,702	$(601,409)	$(29,429)
Less: preferred stock dividends	—	303	—	652
Net income (loss) available to common stockholders	$(582,572)	$36,399	$(601,409)	$(30,081)
Weighted-average common shares outstanding:
Basic	37,761	36,381	37,670	35,973
Dilutive non-vested restricted stock awards	—	104	—	—
Dilutive non-vested share-settled performance share unit awards	—	12	—	—
Dilutive preferred stock	—	1,108	—	—
Diluted	37,761	37,605	37,670	35,973
Net income (loss) per common share:
Basic	$(15.43)	$1.00	$(15.97)	$(0.84)
Diluted	$(15.43)	$0.98	$(15.97)	$(0.84)

Anti-dilutive weighted-average common shares outstanding(1):
Non-vested restricted stock awards	986	157	970	268
Non-vested share-settled performance share unit awards	—	—	10	10
Preferred stock	—	—	—	1,169
_____________________________________________________________________________
(1)Shares excluded from the diluted net income (loss) per common share calculation because their effect would be anti-dilutive.
Note 8—Derivatives
The Company has two types of derivative instruments as of June 30, 2025: (i) commodity derivatives and (ii) a contingent consideration derivative. See Note 9 for discussion of fair value measurement of derivatives on a recurring basis and Note 16 for discussion of derivatives subsequent events. The Company's derivatives were not designated as hedges for accounting purposes, and the Company does not enter into such instruments for speculative trading purposes. Accordingly, the changes in derivative fair values are recognized in "Gain (loss) on derivatives, net" under "Non-operating income (expense)" on the consolidated statements of operations.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes components of the Company's gain (loss) on derivatives, net by type of derivative instrument for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Commodity	$51,571	$9,425	$104,249	$(146,410)
Contingent consideration	17,422	(1,767)	8,915	1,921
Gain (loss) on derivatives, net	$68,993	$7,658	$113,164	$(144,489)
Commodity
Due to the inherent volatility in oil, NGL and natural gas prices and the sometimes wide pricing differentials between where the Company produces and where the Company sells such commodities, the Company engages in commodity derivative transactions, such as puts, swaps, collars and basis swaps, to hedge price risk associated with a portion of the Company's anticipated sales volumes. By removing a portion of the price volatility associated with future sales volumes, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. During the six months ended June 30, 2025, the Company’s derivatives were settled based on reported prices on commodity exchanges, with (i) oil derivatives settled based on WTI NYMEX pricing, (ii) NGL derivatives settled based on Mont Belvieu OPIS pricing and (iii) natural gas derivatives settled based on Waha Inside FERC pricing.
The following table summarizes open commodity derivative positions as of June 30, 2025, for commodity derivatives that were entered into through June 30, 2025, for the settlement periods presented:

	Remaining Year 2025	Year 2026	Year 2027
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	11,279,200	13,306,500	3,285,000
Weighted-average price ($/Bbl)	$68.82	$64.02	$61.07
WTI NYMEX - Collars:
Volume (Bbl)	—	1,086,000	—
Weighted-average floor price ($/Bbl)	$—	$60.00	$—
Weighted-average ceiling price ($/Bbl)	$—	$71.02	$—
NGL:
Non-TET Propane - Swaps:
Volume (Bbl)	1,748,000	—	—
Weighted-average price ($/Bbl)	$34.16	$—	$—
Non-TET Ethane - Swaps:
Volume (Bbl)	2,208,000	—	—
Weighted-average price ($/Bbl)	$11.04	$—	$—
Natural gas:
Waha Inside FERC - Swaps:
Volume (MMBtu)	32,238,000	51,830,000	43,800,000
Weighted-average price ($/MMBtu)	$2.32	$2.41	$2.70
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
Condensed notes to the consolidated financial statements
(Unaudited)
$38.7 million, of which $21.4 million is still remaining, and a potential balloon payment of $55.0 million in June 2027. The estimated fair value of the Sixth Street Contingent Consideration was $25.2 million as of June 30, 2025 and $16.3 million as of December 31, 2024.
Note 9—Fair value measurements
See the beginning of Note 12 in the 2024 Annual Report for information about the fair value hierarchy levels.
Fair value measurement on a recurring basis
See Note 8 and 16 for further discussion of the Company's derivatives.
Balance sheet presentation
The following tables present the Company's derivatives by (i) balance sheet classification, (ii) derivative type and (iii) fair value hierarchy level, and provide a total, on a gross basis and a net basis reflected in "Derivatives" on the consolidated balance sheets as of the dates presented:

	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$142,864	$—	$142,864	$(13,529)	$129,335
Contingent consideration	—	—	109	109	—	109
Noncurrent:
Commodity	—	15,410	—	15,410	(7,366)	8,044
Contingent consideration	—	—	25,121	25,121	—	25,121
Liabilities:
Current:
Commodity	—	(13,529)	—	(13,529)	13,529	—
Noncurrent:
Commodity	—	(26,832)	—	(26,832)	7,366	(19,466)
Net derivative asset (liability) positions	$—	$117,913	$25,230	$143,143	$—	$143,143

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$98,825	$—	$98,825	$2,638	$101,463
Contingent consideration	—	—	11	11	—	11
Noncurrent:
Commodity	—	28,126	—	28,126	(9,866)	18,260
Contingent consideration	—	—	16,304	16,304	—	16,304
Liabilities:
Current:
Commodity	—	2,638	—	2,638	(2,638)	—
Noncurrent:
Commodity	—	(15,680)	—	(15,680)	9,866	(5,814)
Net derivative asset (liability) positions	$—	$113,909	$16,315	$130,224	$—	$130,224
See Note 12 in the 2024 Annual Report for discussion of the significant inputs used in the fair value mark-to-market analysis of commodity and contingent consideration derivatives. The Company reviewed the third-party specialist's valuations of commodity and contingent consideration derivatives, including the related inputs, and analyzed changes in fair values between reporting dates.
The Sixth Street Contingent Consideration is categorized as Level 3 in the fair value hierarchy, as the Company provided cash flow projections to a third-party valuation specialist to determine the fair value. The Company reviewed the third-party specialist's valuation, including the related inputs, and analyzed changes in fair values between the divestiture closing date and the reporting dates. The fair value at the closing date of the Sixth Street Contingent Consideration was recorded as part of the basis in the oil and natural gas properties divested and as a contingent consideration asset. At each quarterly reporting period, the Company remeasures contingent consideration with the change in fair values recognized in "Gain (loss) on derivatives, net" under "Non-operating income (expense)" on the consolidated statement of operations. See Note 8 for additional discussion of the Sixth Street Contingent Consideration.
The following table summarizes the changes in contingent consideration derivatives classified as Level 3 measurements for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Balance of Level 3 at beginning of period	$7,808	$34,794	$16,315	$31,106
Change in Sixth Street Contingent Consideration fair value	17,422	(1,767)	8,915	1,921
Balance of Level 3 at end of period	$25,230	$33,027	$25,230	$33,027

Table of Contents	Vital Energy, Inc.
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
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	June 30, 2025		December 31, 2024
(in thousands)	Carrying amount(1)	Fair value(2)	Carrying amount(1)	Fair value(2)
Debt	$2,345,578	$2,139,443	$2,480,578	$2,455,032
______________________________________________________________________________
(1)Amounts presented do not include issuance premiums or discounts.
(2)The fair values of the outstanding notes were determined using the Level 2 fair value hierarchy quoted market prices for each respective instrument as of June 30, 2025 and December 31, 2024. The fair values of the outstanding amounts under the Senior Secured Credit Facility approximate the carrying values based on short-term floating interest rates available to the Company as of June 30, 2025 and December 31, 2024.
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
The Company has committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. As of June 30, 2025, future firm sale and transportation commitments of $77.2 million are expected to be satisfied and, as such, are not recorded as a liability on the balance sheet.
The Company has committed to purchase a fixed supply of electricity at specified prices through 2032. As of June 30, 2025, future minimum payments under the terms of these agreements are $228.4 million.
The Company has committed to take delivery of processed sand, which is utilized in the Company's completions activities, at specified prices through 2026. As of June 30, 2025, future minimum purchase commitments under the terms of these agreements are estimated to be $31.1 million.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 11—Supplemental cash flow and non-cash information
The following table presents supplemental cash flow and non-cash information for the periods presented:

	Six months ended June 30,
(in thousands)	2025	2024
Supplemental cash flow information:
Cash paid for interest, net of $207 and $909 of capitalized interest, respectively	$97,199	$96,711
Supplemental non-cash operating information:
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$15,875	$33,874
Supplemental non-cash investing information:
Change in accrued capital expenditures	$14,251	$(873)
Equity issued for acquisition of oil and natural gas properties(2)	$—	$74,928
_____________________________________________________________________________
(1)See Note 5 in the 2024 Annual Report for additional discussion of the Company's leases.
(2)See Note 3 for additional discussion of the Company's acquisitions.
Note 12—Income taxes
The following table presents income tax benefit (expense) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Current	$(1,070)	$(1,062)	$(1,832)	$(2,237)
Deferred	(238,100)	(9,347)	(236,289)	7,577
Income tax benefit (expense)	$(239,170)	$(10,409)	$(238,121)	$5,340
The Company estimates its annual effective tax rate (“AETR”) in recording its quarterly income tax provision for the various jurisdictions in which it operates. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of its estimated AETR and are recognized as discrete items in the quarter in which they occur. The Company's AETR as of June 30, 2025 was 0%, which reflects the impact of providing a valuation allowance on the 2025 activity of the Company's federal net deferred tax asset. In addition, the Company recorded a discrete charge of $237.9 million related to the valuation allowance recorded on the December 31, 2024 federal net deferred tax asset. As such, the Company's effective tax rate for the three and six months ended June 30, 2025 is not meaningful. The effective tax rate for the three and six months ended June 30, 2024 was 22.09% and 15.36%, respectively. Current income tax expense is primarily attributable to Texas Franchise tax.
Management is required to assess the realizability of deferred tax assets for each reporting period. This assessment involves evaluating all available evidence, both positive and negative, to determine whether it is more-likely-than-not that the deferred tax assets will be realized. One of the most significant pieces of objective evidence is the existence of a cumulative pre-tax income or loss over the past three years. A three-year cumulative loss significantly constrains a company's ability to rely on projected future taxable income as a source of support for the realizability of deferred tax assets.
As a result of full cost ceiling impairments recorded during the current period, and the expectation of potential additional impairments in future periods, the Company now anticipates being in a cumulative three-year pre-tax loss position in the near term. This shift in outlook represents a significant negative indicator under applicable accounting guidance and therefore management can no longer determine that it is more-likely-than-not that the Company's deferred tax assets will be realized. Accordingly, as of June 30, 2025, the Company has recorded a valuation allowance against its federal net deferred tax asset. In addition, the Company continues to maintain a full valuation allowance against its Oklahoma state deferred tax assets as of June 30, 2025. The Company has not recorded a valuation allowance on its Texas net deferred tax asset of $3.4 million as of June 30, 2025.
As of December 31, 2024, the Company had federal net operating loss carryforwards totaling $897.0 million, of which $530.2 million will begin to expire in 2035 and $366.8 million will not expire but may be limited in future periods, and State of Oklahoma net operating loss carryforwards that do not expire totaling $459.3 million.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
If the Company were to experience an "ownership change," as determined under Section 382 of the Internal Revenue Code, the Company's ability to offset taxable income, arising after the ownership change with net operating loss and interest expense carryforwards arising prior to the ownership change, could be significantly limited. Based on information available as of June 30, 2025, no such ownership change has occurred. As such, the tax attributes are available to offset taxable income; however, as of June 30, 2025 these deferred tax assets are fully offset with a valuation allowance.
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBB Act") was signed into law. The OBBB Act is a significant piece of tax legislation that includes provisions which permanently restore an EBITDA-based section 163(j) calculation for tax years beginning after December 31, 2024; restore 100% bonus depreciation under section 168(k) for certain property acquired and placed in service after January 19, 2025; and allow for current expensing of R&D expenditures. ASC 740-10 requires the impact of changes to tax law to be recorded in the period of enactment, which will be reflected in our third quarter financial statements. The Company is assessing the impacts to its income tax expense as a result of the OBBB Act.
Note 13—Related parties
Halliburton
The Chairman of the Company's board of directors is on the board of directors of Halliburton Company ("Halliburton"). The Company has a lease agreement with Halliburton, which extends through 2025, to provide an electric fracture stimulation crew and the related services. Under the agreement, the Company had a lease liability of $12.2 million as of June 30, 2025 and $24.0 million as of December 31, 2024, which is included in both current and noncurrent "Operating lease liabilities" on the consolidated balance sheets. Payments to Halliburton are included in capital expenditures for oil and natural gas properties in cash flows from investing activities on the consolidated statements of cash flows.
The following table presents the capital expenditures for oil and natural gas properties paid to Halliburton included in the consolidated statements of cash flows for the periods presented:

	Six months ended June 30,
(in thousands)	2025	2024
Capital expenditures for oil and natural gas properties	$40,242	$43,446
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
Note 15—Organizational restructuring
During the three months ended June 30, 2025, the Company incurred one-time charges of $4.6 million in connection with an approximate 10% workforce reduction. Such charges comprised of compensation, tax, professional and insurance-related expenses, and are recorded as "Organizational restructuring expenses" on the consolidated statements of operations. All non-vested equity-based compensation awards held by those affected by the workforce reduction were forfeited.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 16—Subsequent events
Senior Secured Credit Facility
Subsequent to June 30, 2025, the Company borrowed $40.0 million and repaid $30.0 million on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $755.0 million as of August 6, 2025.
Commodity derivatives
The following table summarizes the Company's open commodity derivative positions as of June 30, 2025, updated for the derivative transactions entered into from June 30, 2025 through August 5, 2025, for the settlement periods presented:

	Remaining Year 2025	Year 2026	Year 2027
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	11,279,200	13,306,500	3,285,000
Weighted-average price ($/Bbl)	$68.82	$64.02	$61.07
WTI NYMEX - Collars:
Volume (Bbl)	—	1,086,000	—
Weighted-average floor price ($/Bbl)	$—	$60.00	$—
Weighted-average ceiling price ($/Bbl)	$—	$71.02	$—
NGL:
Non-TET Propane - Swaps:
Volume (Bbl)	1,748,000	—	—
Weighted-average price ($/Bbl)	$34.16	$—	$—
Non-TET Ethane - Swaps:
Volume (Bbl)	2,208,000	—	—
Weighted-average price ($/Bbl)	$11.04	$—	$—
Natural gas:
Waha Inside FERC - Swaps:
Volume (MMBtu)	32,238,000	55,480,000	43,800,000
Weighted-average price ($/MMBtu)	$2.32	$2.41	$2.70
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	—	—	14,600,000
Weighted-average differential ($/MMBtu)	$—	$—	$(0.97)
See Note 8 for additional discussion regarding the Company's derivatives.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is for the three and six months ended June 30, 2025 and 2024, and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2024 Annual Report filed on February 24, 2025. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Vital Energy," "we," "us," "our" or similar terms refer to Vital Energy and its subsidiaries, collectively, unless the context otherwise indicates or requires. Unless otherwise specified, references to "average sales price" refer to average sales price excluding the effects of our derivative transactions. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin of West Texas. Since 2023, we have grown primarily through multiple strategic acquisitions.
Our capital expenditures for full-year 2025 are expected to be in the approximate range of $850.0 million to $900.0 million, of which $509.7 million was incurred in the first half of the year. We do not anticipate any changes in the full-year estimate but are closely monitoring commodity prices and service costs. We have the ability to adjust our development plans, should market conditions warrant, with no rig or completions contracts extending beyond March 2026. Below is a summary of our financial and operating performance for the second quarter of 2025:
•Net loss of $582.6 million reflects $666.2 million of non-operational items including (i) $427.0 million non-cash full cost ceiling impairment on oil and natural gas properties and (ii) $239.2 million of income tax expense primarily related to recording a valuation allowance on our federal net deferred tax asset. See Notes 4 and 12 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our full cost ceiling calculation and income taxes, respectively.
•Oil, NGL, and natural gas sales of $427.3 million
•Oil sales volumes of 5,655 MBbl and oil production of 62,140 Bbl/d
•Oil equivalent sales volumes of 12,546 MBOE and total production of 137,864 BOE/d
•Capital investments of $257.0 million, excluding non-budgeted acquisition costs
Recent developments
Our operations rely on a variety of domestically produced and imported raw materials and component products required to produce and transport oil and natural gas. In the first half of 2025, the U.S. imposed new or additional tariffs on a variety of imported raw materials and products. In response to said tariffs, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. On April 2, 2025, President Trump signed an Executive Order announcing 10% tariffs on imports from all countries, with higher tariffs initially imposed on some countries. In June, the U.S. raised tariffs on steel and aluminum imports and in July 2025, the U.S. threatened higher tariffs on a number of trade partners, including the European Union and Mexico. OPEC+ has announced it is phasing out oil output cuts by increasing production by approximately 411,000 barrels per day each month from May 2025 to July 2025 and then increasing production by approximately 548,000 barrels per day in August and September 2025. While a number of these new or threatened tariffs have been paused or otherwise reversed as a result of new trade deals, the effect of the tariffs, increased production from OPEC+ and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. Moreover, the effect that new, increased or retaliatory tariffs will have on global economic activity and associated oil demand is still highly uncertain. If such tariffs slow or reverse economic growth, it could weigh heavily on crude oil demand and prices going forward. While we cannot predict with certainty the impact of any new, increased or retaliatory tariffs, if there is difficulty in procuring these raw materials and component products, or if the prices we have to pay for the drilling and completion of oil and gas wells increases, our financial position, cash flows and results of operations could be adversely affected.

Commodity prices, reserves and full cost ceiling test
Commodity prices
Our results of operations are heavily influenced by oil, NGL and natural gas prices. Commodity prices have historically been volatile. WTI crude price was volatile in the second quarter of 2025, with crude oil price falling below $60 per barrel at one point. The volatility is a result of conflicts in the Middle East, response to tariff policies implemented by the U.S. government, an anticipated increase in global supply of crude oil as a result of recent OPEC+ announcements and concerns of a potential global recession resulting from high inflation, interest rates, impacts of tariff policies on supply chains and increased costs as whole. While prices have since recovered and stabilized somewhat, any of the above factors could change or reverse, and global commodity and financial markets remain subject to heightened levels of uncertainty and volatility.
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
Our reserves are reported in three product streams: oil, NGL and natural gas. The Realized Prices, which are utilized to value our proved reserves and calculated using the average first-day-of-the-month prices for each month within the 12-month period prior to the end of the reporting period, adjusted for factors affecting price received at the delivery point, as of June 30, 2025 were $71.47 for oil, $15.65 for NGL and $0.98 for natural gas. The unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling as of June 30, 2025 and March 31, 2025. Accordingly, we incurred full cost ceiling impairment expense of $427.0 million and $585.3 million for the three and six months ended June 30, 2025, respectively. The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling during the first or second quarter of 2024 and, as such, no full cost ceiling impairment expense was recorded during the six months ended June 30, 2024.
If prices remain at or below the current levels, subject to numerous factors and inherent limitations, some of which are discussed below, and all other factors remain constant, we could incur additional material non-cash full cost ceiling impairments in future quarters, which would have an adverse effect on our statement of operations.
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
Third-Quarter and remaining year hypothetical impairments
In our upcoming third-quarter calculation to value our proved reserves, the July 2024 first-day-of-the-month oil price of $83.38 per Bbl will be replaced by the July 2025 first-day-of-the-month oil price of $65.45 per Bbl. Further, at the end of July 2025, oil prices were in the $65-$70 per Bbl range while the third-quarter 2024 average oil price was closer to $78 per Bbl. To illustrate a range of implied impairment of our oil and natural gas properties in the third quarter of 2025 considering oil price only, we utilized two pricing scenarios under the SEC guidelines for pricing methodology as follows: (i) $68.31 per Bbl for oil, $16.17 per Bbl for NGL and $1.14 per Mcf for natural gas representing the use of July 2025 commodity prices for August 2025 and September 2025 and (ii) $67.38 per Bbl for oil, $16.32 per Bbl for NGL and $1.14 per Mcf for natural gas representing the same pricing assumptions used in (i), except for the substitution of $60 oil price per Bbl for August 2025 and September 2025 oil and NGL prices. Utilizing these pricing scenarios, with all other factors remaining constant with our second-quarter calculation, we would have a range of implied impairment of our oil and natural gas properties of approximately $300 million to $400 million in the third quarter of 2025. If oil prices were to remain at or below current levels after the third quarter of 2025, we could incur additional significant impairments in the fourth quarter of 2025. See Notes 2 and 6 in our 2024 Annual Report for discussion of the full cost method of accounting and our Realized Prices.
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
Results of operations
Revenues
The following table presents our composition of produced oil, NGL and natural gas revenue by product for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Oil sales	86%	93%	84%	90%
NGL sales	12%	8%	12%	9%
Natural gas sales	2%	(1)%	4%	1%
Total	100%	100%	100%	100%

Oil, NGL and natural gas sales volumes, revenues and prices
The following tables present information regarding our oil, NGL and natural gas sales volumes, sales revenues and average sales prices for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2025 compared to 2024
	2025	2024	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	5,655	5,388	267	5%
NGL (MBbl)	3,573	3,173	400	13%
Natural gas (MMcf)	19,908	19,264	644	3%
Oil equivalent (MBOE)(1)	12,546	11,771	775	7%
Average daily oil equivalent sales volumes (BOE/d)(1)	137,864	129,356	8,508	7%
Average daily oil sales volumes (Bbl/d)(1)	62,140	59,209	2,931	5%
Sales revenues (in thousands):
Oil	$365,605	$441,667	$(76,062)	(17)%
NGL	51,046	39,870	11,176	28%
Natural gas	10,631	(5,371)	16,002	298%
Total oil, NGL and natural gas sales revenues	$427,282	$476,166	$(48,884)	(10)%
Average sales prices(1):
Oil ($/Bbl)(2)	$64.65	$81.97	$(17.32)	(21)%
NGL ($/Bbl)(2)	$14.29	$12.57	$1.72	14%
Natural gas ($/Mcf)(2)	$0.53	$(0.28)	$0.81	289%
Average sales price ($/BOE)(2)	$34.06	$40.45	$(6.39)	(16)%
Oil, with commodity derivatives ($/Bbl)(3)	$74.12	$76.90	$(2.78)	(4)%
NGL, with commodity derivatives ($/Bbl)(3)	$14.93	$12.33	$2.60	21%
Natural gas, with commodity derivatives ($/Mcf)(3)	$1.73	$0.70	$1.03	147%
Average sales price, with commodity derivatives ($/BOE)(3)	$40.40	$39.66	$0.74	2%
__________________________________________________________________________
(1)The numbers presented in the three months ended June 30, 2025 and 2024 columns are based on actual amounts and may not recalculate using the rounded numbers presented in the table above or the table below.
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

	Six months ended June 30,		2025 compared to 2024
	2025	2024	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	11,495	10,715	780	7%
NGL (MBbl)	7,057	6,107	950	16%
Natural gas (MMcf)	39,650	37,798	1,852	5%
Oil equivalent (MBOE)(1)	25,160	23,121	2,039	9%
Average daily oil equivalent sales volumes (BOE/d)(1)	139,005	127,038	11,967	9%
Average daily oil sales volumes (Bbl/d)(1)	63,509	58,872	4,637	8%
Sales revenues (in thousands):
Oil	$787,937	$857,451	$(69,514)	(8)%
NGL	112,785	86,945	25,840	30%
Natural gas	37,969	12,874	25,095	195%
Total oil, NGL and natural gas sales revenues	$938,691	$957,270	$(18,579)	(2)%
Average sales prices(1):
Oil ($/Bbl)(2)	$68.55	$80.03	$(11.48)	(14)%
NGL ($/Bbl)(2)	$15.98	$14.24	$1.74	12%
Natural gas ($/Mcf)(2)	$0.96	$0.34	$0.62	182%
Average sales price ($/BOE)(2)	$37.31	$41.40	$(4.09)	(10)%
Oil, with commodity derivatives ($/Bbl)(3)	$74.96	$75.93	$(0.97)	(1)%
NGL, with commodity derivatives ($/Bbl)(3)	$16.00	$14.05	$1.95	14%
Natural gas, with commodity derivatives ($/Mcf)(3)	$1.62	$1.05	$0.57	54%
Average sales price, with commodity derivatives ($/BOE)(3)	$41.29	$40.61	$0.68	2%
__________________________________________________________________________
(1)The numbers presented in the six months ended June 30, 2025 and 2024 columns are based on actual amounts and may not recalculate using the rounded numbers presented in the table above or the table below.
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

The following tables present net settlements received (paid) for matured commodity derivatives utilized in our calculation of the average sales prices, with commodity derivatives, for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Oil	$53,513	$(27,309)	$80,822	296%
NGL	2,306	(754)	3,060	406%
Natural gas	23,739	18,801	4,938	26%
Total	$79,558	$(9,262)	$88,820	959%

	Six months ended June 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Oil	$73,750	$(43,887)	$117,637	268%
NGL	113	(1,132)	1,245	110%
Natural gas	26,382	26,757	(375)	(1)%
Total	$100,245	$(18,262)	$118,507	649%

Changes in average sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three and six months ended June 30, 2025 and 2024:

(in thousands)	Oil	NGL	Natural gas	Total
Second-quarter 2024 Revenues	$441,667	$39,870	$(5,371)	$476,166
Effect of changes in average sales prices	(97,922)	6,146	16,181	(75,595)
Effect of changes in sales volumes	21,860	5,030	(179)	26,711
Second-quarter 2025 Revenues	$365,605	$51,046	$10,631	$427,282
Change ($)	$(76,062)	$11,176	$16,002	$(48,884)
Change (%)	(17)%	28%	298%	(10)%

(in thousands)	Oil	NGL	Natural gas	Total
Second-quarter year-to-date 2024 Revenues	$857,451	$86,945	$12,874	$957,270
Effect of changes in average sales prices	(131,969)	12,314	24,464	(95,191)
Effect of changes in sales volumes	62,455	13,526	631	76,612
Second-quarter year-to-date 2025 Revenues	$787,937	$112,785	$37,969	$938,691
Change ($)	$(69,514)	$25,840	$25,095	$(18,579)
Change (%)	(8)%	30%	195%	(2)%

Costs and expenses
The following tables present information regarding costs and expenses and selected average costs and expenses per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2025 compared to 2024
(in thousands except for per BOE sold data)	2025	2024	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$107,750	$113,742	$(5,992)	(5)%
Production and ad valorem taxes	26,356	27,079	(723)	(3)%
Oil transportation and marketing expenses	10,649	12,199	(1,550)	(13)%
Gas gathering, processing and transportation expenses	5,380	5,088	292	6%
General and administrative (excluding LTIP and transaction expenses)	21,055	19,616	1,439	7%
General and administrative (LTIP):
LTIP cash	(127)	373	(500)	(134)%
LTIP non-cash	2,863	3,569	(706)	(20)%
General and administrative (transaction expenses)	—	15	(15)	(100)%
Organizational restructuring expenses	4,627	—	4,627	N/A
Depletion, depreciation and amortization	186,424	174,298	12,126	7%
Impairment expense	427,046	—	427,046	N/A
Other operating expenses, net	2,263	2,593	(330)	(13)%
Total costs and expenses	$794,286	$358,572	$435,714	122%
Gain (loss) on disposal of assets, net	$1,255	$36	$1,219	3,386%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$8.59	$9.66	$(1.07)	(11)%
Production and ad valorem taxes	2.10	2.30	(0.20)	(9)%
Oil transportation and marketing expenses	0.85	1.04	(0.19)	(18)%
Gas gathering, processing and transportation expenses	0.43	0.43	—	—%
General and administrative (excluding LTIP and transaction expenses)	1.68	1.67	0.01	1%
Total selected operating expenses	$13.65	$15.10	$(1.45)	(10)%
General and administrative (LTIP):
LTIP cash	$(0.01)	$0.03	$(0.04)	(133)%
LTIP non-cash	$0.23	$0.30	$(0.07)	(23)%
Depletion, depreciation and amortization	$14.86	$14.81	$0.05	—%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.

	Six months ended June 30,		2025 compared to 2024
(in thousands except for per BOE sold data)	2025	2024	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$211,235	$219,470	$(8,235)	(4)%
Production and ad valorem taxes	59,581	57,693	1,888	3%
Oil transportation and marketing expenses	20,769	22,032	(1,263)	(6)%
Gas gathering, processing and transportation expenses	12,136	7,464	4,672	63%
General and administrative (excluding LTIP and transaction expenses)	40,746	43,585	(2,839)	(7)%
General and administrative (LTIP):
LTIP cash	(372)	2,301	(2,673)	(116)%
LTIP non-cash	6,097	6,696	(599)	(9)%
General and administrative (transaction expenses)	—	347	(347)	(100)%
Organizational restructuring expenses	4,627	—	4,627	N/A
Depletion, depreciation and amortization	376,324	340,405	35,919	11%
Impairment expense	585,287	—	585,287	N/A
Other operating expenses, net	4,176	3,611	565	16%
Total costs and expenses	$1,320,606	$703,604	$617,002	88%
Gain on disposal of assets, net	$1,365	$166	$1,199	722%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$8.40	$9.49	$(1.09)	(11)%
Production and ad valorem taxes	2.37	2.50	(0.13)	(5)%
Oil transportation and marketing expenses	0.83	0.95	(0.12)	(13)%
Gas gathering, processing and transportation expenses	0.48	0.32	0.16	50%
General and administrative (excluding LTIP and transaction expenses)	1.62	1.89	(0.27)	(14)%
Total selected operating expenses	$13.70	$15.15	$(1.45)	(10)%
General and administrative (LTIP):
LTIP cash	$(0.01)	$0.10	$(0.11)	(110)%
LTIP non-cash	$0.24	$0.29	$(0.05)	(17)%
Depletion, depreciation and amortization	$14.96	$14.72	$0.24	2%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.
Lease operating expenses ("LOE"). LOE are daily expenses incurred to bring oil, NGL and natural gas out of the ground and to market, together with the daily expenses incurred to maintain our producing properties. Such costs also include maintenance, repairs and non-routine workover expenses related to our oil and natural gas properties. Total LOE decreased for the three and six months ended June 30, 2025, compared to the same periods in 2024. On a per BOE sold basis, LOE decreased by 11% for both the three and six months ended June 30, 2025, compared to the same periods in 2024 primarily due to a continued focus on operational efficiencies associated with the usage and procurement of products and services related to LOE and a decrease in workover expenses.
Production and ad valorem taxes. Production and ad valorem taxes remained relatively flat for the three and six months ended June 30, 2025 compared to the same periods in 2024. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenues, and are established by federal, state or local taxing authorities. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located.
Oil transportation and marketing expenses. These are expenses incurred for the delivery of produced oil to customers in the U.S. Gulf Coast market via the Gray Oak pipeline. We ship the majority of our produced oil to the U.S. Gulf Coast, which we believe provides a long-term pricing advantage versus the Midland market. Firm transportation payments on excess pipeline capacity associated with transportation agreements are also included in oil transportation and marketing expenses. Oil transportation and marketing expenses decreased during the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to a decrease in firm transportation payments on excess capacity. See Note 10 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our transportation commitments.
Gas gathering, processing and transportation expenses. We are party to certain natural gas processing agreements where the Company concluded it is the principal in the transaction and the customer is the ultimate third party, with control of the NGL or residue gas transferring at the tailgate of the midstream entity's processing plant. Revenue for such agreements is recognized on a gross basis, with gathering, processing and transportation fees presented as an expense on the consolidated statements of operations. Gas gathering, processing and transportation expenses increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to contracts obtained through our third-quarter 2024 acquisition, which increased the volume of natural gas processed under such agreements.
General and administrative ("G&A") (excluding LTIP and transaction expenses). G&A, excluding employee compensation expenses from our long-term incentive plan ("LTIP") and transaction expenses, increased for the three months ended June 30, 2025 while decreasing for the six months ended June 30, 2025 compared to the same periods in 2024. The changes are primarily due to fluctuations related to workforce and professional expenses.
General and administrative (LTIP cash). LTIP cash expense decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 due to decreases in the fair value of our cash-settled LTIP awards as a result of the performance of our stock.
General and administrative (LTIP non-cash). LTIP non-cash expense decreased for the three and six months ended June 30, 2025, compared to the same periods in 2024 due to the 2025 restricted stock awards granted in the first quarter having a lower grant-date market price than in prior periods. In addition, all performance share awards are currently cash-settled, while in 2024 and the first quarter of 2025 included a tranche of share-settled performance share awards. See Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report for information regarding our equity-based compensation.
Organizational restructuring. Organizational restructuring expenses are separation charges comprised of compensation, tax, professional and insurance-related expenses, which are recorded as "Organizational restructuring expenses" on the consolidated statements of operations. See Note 15 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for information regarding our organizational restructuring.
Depletion, depreciation and amortization. The most significant component of DD&A for Vital Energy is depletion. The following table presents depletion expense per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Depletion expense per BOE sold	$14.38	$14.36	$0.02	—%

	Six months ended June 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Depletion expense per BOE sold	$14.47	$14.28	$0.19	1%
Depletion expense per BOE sold remained flat for the three and six months ended June 30, 2025, compared to the same periods in 2024. Factors impacting depletion expense per BOE sold include a decrease in reserves related to a drop in commodity prices and the impact of our third-quarter 2024 acquisition, offset by the effects of our full cost ceiling impairments recorded in the first and second quarter of 2025 and fourth quarter of 2024. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report and "—Commodity prices, reserves and full cost ceiling test" for additional information regarding the full cost method of accounting.
Impairment expense. The full cost ceiling is based principally on the estimated future net revenues from proved oil, NGL and natural gas reserves, which exclude the effect of the Company's commodity derivative transactions, discounted at 10%. The

Realized Prices are utilized to calculate the estimated future net revenues in the full cost ceiling calculation. In the event the unamortized cost of evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, as defined by the SEC, the excess is charged to expense in the period such excess occurs. Once incurred, a write-down of oil and natural gas properties is not reversible. The unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling as of June 30, 2025 and March 31, 2025. Accordingly, we incurred full cost ceiling impairment expense of $427.0 million and $585.3 million for the three and six months ended June 30, 2025, respectively. These amounts are included in "Impairment expense" on the consolidated statements of operations. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our full cost ceiling calculation.
Non-operating income (expense)
The following tables present the components of non-operating income (expense), net for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Gain (loss) on derivatives, net	$68,993	$7,658	$61,335	801%
Interest expense	(49,854)	(40,690)	(9,164)	(23)%
Loss on extinguishment of debt, net	—	(40,301)	40,301	100%
Other income (expense), net	863	2,609	(1,746)	(67)%
Total non-operating income (expense), net	$20,002	$(70,724)	$90,726	128%

	Six months ended June 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Gain (loss) on derivatives, net	$113,164	$(144,489)	$257,653	178%
Interest expense	(100,234)	(84,111)	(16,123)	(19)%
Loss on extinguishment of debt, net	—	(66,115)	66,115	100%
Other income (expense), net	1,216	4,674	(3,458)	(74)%
Total non-operating income (expense), net	$14,146	$(290,041)	$304,187	105%
Gain (loss) on derivatives, net. The following tables present the changes in the components of gain (loss) on derivatives, net for the periods presented and the corresponding changes for such periods:

	Three months ended June 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$(10,565)	$16,920	$(27,485)	(162)%
Settlements received (paid) for matured derivatives, net	79,558	(9,262)	88,820	959%
Gain (loss) on derivatives, net	$68,993	$7,658	$61,335	801%

	Six months ended June 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$12,919	$(126,227)	$139,146	110%
Settlements received (paid) for matured derivatives, net	100,245	(18,262)	118,507	649%
Gain (loss) on derivatives, net	$113,164	$(144,489)	$257,653	178%
Non-cash gain (loss) on derivatives, net is the result of new and matured contracts, including contingent consideration derivatives for the period subsequent to the initial valuation date and through the end of the contingency period, and the changing relationship between our outstanding contract prices and the future market prices in the forward curves, which we use to calculate the fair value of our derivatives. In general, if outstanding commodity contracts are held constant, we experience gains during periods of decreasing market prices and losses during periods of increasing market prices. Settlements paid or received for matured derivatives are for our (i) commodity derivative contracts, which are based on the settlement prices compared to the prices specified in the derivative contracts and (ii) contingent consideration derivative.
See Notes 8, 9 and 16 to our consolidated financial statements included elsewhere in this Quarterly Report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our derivatives.

Interest expense. Interest expense increased during the three and six months ended June 30, 2025 compared to the same periods in 2024. We reflect interest paid to the lenders and bondholders in interest expense, net of amounts capitalized. In addition, we include the amortization of (i) debt issuance costs, which includes origination, amendment and professional fees, (ii) commitment fees and (iii) annual agency fees in interest expense. The increase is due to increased borrowings under our Senior Secured Credit Facility related to the funding of our third-quarter 2024 acquisition, partially offset by decreased interest expense on our new senior unsecured notes issued during the first half of 2024, as these notes carry lower interest obligations compared to our January 2028 Notes and September 2030 Notes that were tendered in the first half of 2024. See Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Loss on extinguishment of debt, net. During the three and six months ended June 30, 2024, we recognized a loss on extinguishment of debt of $40.3 million and $66.1 million, respectively, related to settling cash tender offers on the January 2028 Notes and the September 2030 Notes and redeeming the remaining principal amount outstanding on the January 2028 Notes. The related loss on extinguishment of debt consisted of early tender and redemption premiums and write-offs of debt issuance costs, premiums and discounts. See Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Income tax benefit (expense)
We are subject to federal and state income taxes and the Texas Franchise tax. Income tax for the three and six months ended June 30, 2025 reflects the recording of a $237.9 million discrete item related to a valuation allowance on our federal net deferred tax asset. As such, the effective tax rate for the three and six months ended June 30, 2025 is not meaningful. Our effective tax rate for the three and six months ended June 30, 2024 was 22.09% and 15.36%, respectively. Our effective tax rate in 2024 differs from the U.S. statutory rate as a result of the impact of discrete items, state income taxes and permanent differences. See Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our income taxes, including the recording of a valuation allowance.
As of December 31, 2024, we had federal net operating loss carryforwards totaling $897.0 million, of which $530.2 million will begin to expire in 2035 and $366.8 million will not expire but may be limited in future periods. As of June 30, 2025 and prior to the application of the tax law changes passed in July 2025, we expect to utilize between $175 million and $225 million in 2025. If we were to experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code, our ability to offset taxable income arising after the ownership change with net operating loss and interest expense carryforwards arising prior to the ownership change may be significantly limited. Based on information available as of June 30, 2025, no such ownership change has occurred. As such, the tax attributes are available to offset taxable income; however, as of June 30, 2025 these deferred tax assets are fully offset with a valuation allowance.
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
As of June 30, 2025, we had cash and cash equivalents of $30.2 million and available capacity under the Senior Secured Credit Facility of $655.0 million, resulting in total liquidity of $685.2 million. As of August 6, 2025, we had outstanding borrowings under our Senior Secured Credit Facility of $755.0 million, resulting in available capacity of $645.0 million. We believe that our operating cash flows and the aforementioned liquidity sources provide us with sufficient liquidity and financial resources to manage our cash needs and contractual obligations, to implement our currently planned capital expenditure budget and, at our discretion, to fund any share repurchases, pay down, repurchase or refinance debt or adjust our planned capital expenditure budget. See Note 16 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of additional borrowings and repayments on the Senior Secured Credit Facility subsequent to June 30, 2025.
Cash requirements for known contractual and other obligations
The following table presents significant cash requirements for known contractual and other obligations as of June 30, 2025:

(in thousands)	Short-term	Long-term	Total
Senior unsecured notes(1)	$131,342	$2,286,631	$2,417,973
Senior Secured Credit Facility(2)	—	745,000	745,000
Electricity purchase commitments	47,824	180,547	228,371
Operating lease commitments(3)	37,953	45,205	83,158
Asset retirement obligations	5,432	75,620	81,052
Firm transportation commitments	18,264	13,711	31,975
Sand purchase commitments	20,253	10,848	31,101
Total	$261,068	$3,357,562	$3,618,630
______________________________________________________________________________
(1)Amounts presented include both principal and interest obligations.
(2)Amounts presented do not include interest expense as it is a floating rate and we cannot determine with accuracy the future interest rates we will be charged. As of June 30, 2025, the outstanding balance under our Senior Secured Credit Facility was subject to a weighted-average interest rate of 7.171%.
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
Cash flows
The following table presents our cash flows for the periods presented and the corresponding changes for such periods:

	Six months ended June 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Net cash provided by (used in) operating activities	$603,326	$496,991	$106,335	21%
Net cash provided by (used in) investing activities	(471,423)	(432,335)	(39,088)	(9)%
Net cash provided by (used in) financing activities	(141,888)	(22,153)	(119,735)	(540)%
Net increase (decrease) in cash and cash equivalents	$(9,985)	$42,503	$(52,488)	(123)%

Cash flows from operating activities
Net cash provided by operating activities increased during the six months ended June 30, 2025, compared to the same period in 2024. Notable cash changes include (i) an increase of $118.5 million due to changes in net settlements received for matured derivatives, due to decreased oil commodity prices, (ii) an decrease in total oil, NGL and natural gas sales revenues of $18.6 million and (iii) an increase of $11.7 million due to net changes in operating assets and liabilities. For additional information on changes in revenues and expenses, see "—Results of operations."
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
Cash flows from investing activities
Net cash used in investing activities increased for the six months ended June 30, 2025, compared to the same period in 2024, due to a $70.8 million increase in capital expenditures for oil and natural gas properties as a result of increased drilling and completions activity, partially offset by a $22.1 million increase in proceeds from divestitures.
We currently expect capital investments for full-year 2025 to be in the approximate range of $850.0 million to $900.0 million. We will continue to monitor commodity prices and service costs and adjust activity levels in order to proactively manage our cash flows and preserve liquidity. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.
The following tables present the components of our capital investments, excluding non-budgeted acquisition costs, for the periods presented and the corresponding changes for such periods:

	Six months ended June 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Oil and natural gas properties(1)	$505,459	$418,786	$86,673	21%
Midstream and other fixed assets(1)	4,237	9,124	(4,887)	(54)%
Total capital investments, excluding non-budgeted acquisition costs	$509,696	$427,910	$81,786	19%
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
Cash flows from financing activities
For the six months ended June 30, 2025, net cash used in financing activities was $141.9 million compared to $22.2 million for the same period in 2024. Notable 2025 activity includes (i) payments on our Senior Secured Credit Facility of $500.0 million and (ii) borrowings on our Senior Secured Credit Facility of $365.0 million. For further discussion of our financing activities related to debt instruments, see Notes 5 and 16 to our consolidated financial statements included elsewhere in this Quarterly Report.

Sources of Liquidity
Senior Secured Credit Facility
As of June 30, 2025, the Senior Secured Credit Facility, which matures on September 13, 2027, had a maximum credit amount of $3.0 billion, a borrowing base and an aggregate elected commitment of $1.4 billion, with $745.0 million outstanding, and was subject to an interest rate of 7.171%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which we were in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of June 30, 2025 and December 31, 2024, we had no letters of credit outstanding under the Senior Secured Credit Facility.
See Notes 5 and 16 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our Senior Secured Credit Facility.
Supplemental Guarantor information
As of June 30, 2025, approximately $1.6 billion of our senior unsecured notes remained outstanding. Our wholly-owned subsidiary, Vital Midstream Services, LLC (the "Guarantor"), jointly and severally, and fully and unconditionally, guarantees all of our outstanding senior unsecured notes.
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
There have been no changes to our identified critical accounting estimates during the six months ended June 30, 2025. See our critical accounting estimates in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Annual Report. See "Commodity prices, reserves and full cost ceiling test" for additional discussion our full cost ceiling calculation.

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
The fair values of our open commodity positions are largely determined by the relevant forward commodity price curves of the indexes associated with our open derivative positions. The following table provides a sensitivity analysis of the projected incremental effect on income or loss before income taxes of a hypothetical 10% change in the relevant forward commodity price curves of the indexes associated with our open commodity positions as of June 30, 2025:

(in thousands)	As of June 30, 2025
Commodity derivative asset position	$117,913
Impact of a 10% increase in forward commodity prices	$(205,563)
Impact of a 10% decrease in forward commodity prices	$205,595
See Notes 8, 9 and 16 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our commodity derivatives. For additional discussion of our quantitative and qualitative disclosures about market risk, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2024 Annual Report.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our senior unsecured notes bear interest at fixed rates. The interest rate on our Senior Secured Credit Facility as of June 30, 2025 was 7.171%. See Notes 5 and 16 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our debt. The interest rate on borrowings may be based on an alternate base rate or term secured overnight financing rate ("Term SOFR"), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the "prime rate" (as publicly announced by Wells Fargo Bank, N.A.) in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our Senior Secured Credit Facility) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. Interest on Term SOFR loans is equal to the sum of (a)(i) the Term SOFR (as defined in our Senior Secured Credit Facility) rate for such period plus (ii) the Term SOFR Adjustment (as defined in our Senior Secured Credit Facility) of 0.1% (in the case of clause (a), subject to a floor of 0%) plus (b) the applicable margin. The applicable margin varies from 1.25% to 2.25% on alternate base rate borrowings and from 2.25% to 3.25% on Term SOFR borrowings, in each case, depending on our utilization ratio. As of June 30, 2025, the applicable margin on our borrowings were 1.75% for alternate base rate borrowings and 2.75% for Term SOFR borrowings.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Vital Energy's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Vital Energy's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Vital Energy's disclosure controls and procedures were effective as of June 30, 2025. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Vital Energy's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2024 Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the "First Quarter 10-Q") and those set forth from time to time in our other filings with the SEC. Other than the following risk factors, there have been no material changes in our risk factors from those described in our 2024 Annual Report and the First Quarter 10-Q. The risks described in such reports and in this Quarterly Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results.
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
We use the full cost method of accounting for our oil and natural gas properties, with the full cost ceiling based principally on the estimated future net cash flows from our proved oil, NGL and natural gas reserves, which exclude the effect of our commodity derivative transactions, discounted at 10% under required SEC guidelines for pricing methodology. The SEC pricing methodology is the unweighted arithmetic average first-day-of-the-month commodity price for each month within the trailing 12-month period, adjusted for differentials. We review the carrying value of our oil and natural gas properties under the full cost accounting rules of the SEC on a quarterly basis.
In the event the unamortized cost, or net book value, of our evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, the excess is expensed in the period such excess occurs. Once incurred, a write-down of evaluated oil and natural gas properties is not reversible and constitutes a non-cash charge to earnings. In the first and second quarters of 2025 and in the fourth quarter of 2024, our unamortized cost of evaluated oil and natural gas properties exceeded the full cost ceiling. Such write-downs do not impact cash flows from operating activities but do reduce net income. For the three months ended March 31, 2025 and June 30, 2025, we recorded non-cash full cost ceiling impairments of $158.2 million and $427.0 million, respectively. In addition, we recorded a $481.3 million full cost impairment for the year ended December 31, 2024.
Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we have been required to, and may be required to further, write-down the carrying value of our properties. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Pricing and reserves" and Note 6 to our consolidated financial statements included in our Annual Report for additional information.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
The following table summarizes purchases of common stock by Vital Energy for the periods presented:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value that may yet be purchased under the program as of the respective period-end date(2)
April 1, 2025 - April 30, 2025	694	$20.11	—	$200,000,000
May 1, 2025 - May 31, 2025	1,298	$14.60	—	$200,000,000
June 1, 2025 - June 30, 2025	—	$—	—	$200,000,000
Total	1,992		—
______________________________________________________________________________
(1)Represents shares that were withheld by us to satisfy tax withholding obligations that arose upon the lapse of restrictions on certain equity-based compensation awards, namely restricted stock awards.
(2)On May 31, 2022, our board of directors authorized a $200.0 million share repurchase program commencing on the date of such announcement and continuing through and including May 27, 2024. On May 23, 2024, our board of directors approved an amendment to the share repurchase program to (i) increase the shares of Common Stock which the Company may purchase by $37.3 million, resulting in aggregate authorization of $237.3 million, and (ii) extend the expiration date to May 22, 2026. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, including under plans complying with Rule 10b5-1 of the Exchange Act, and privately negotiated transactions. During the three months ended June 30, 2025, no shares were repurchased under the share repurchase program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Arrangement Changes
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarterly period ended June 30, 2025.

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
101
The following financial information from Vital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements.

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

VITAL ENERGY, INC.

Date: August 6, 2025	By:	/s/ Jason Pigott
Jason Pigott
President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2025	By:	/s/ Bryan J. Lemmerman
Bryan J. Lemmerman
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: August 6, 2025	By:	/s/ Stephen L. Faulkner, Jr.
Stephen L. Faulkner, Jr.
Vice President and Chief Accounting Officer
(principal accounting officer)