Form 10-Q
period 2025-09-30
Vital Energy, Inc.
filed 2025-11-03
CIK 1528129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2025
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of shares of registrant's common stock outstanding as of October 29, 2025: 38,689,952

VITAL ENERGY, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in or incorporated by reference into this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil, NGL and natural gas reserves, drilling program capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities, potential financing and our pending merger with Crescent Energy Company, a Delaware corporation ("Crescent"). Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "could," "may," "will," "foresee," "plan," "goal," "should," "intend," "pursue," "target," "continue," "suggest" or the negative thereof or other variations thereof or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Among the factors that significantly impact our business and could impact our business in the future are:
•our pending merger with Crescent and the expected timing of the merger consummation;
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
•our ability to comply with federal, state and local legal, tax and regulatory requirements, including the One Big Beautiful Bill Act, and any impact thereof on taxes, tariffs and international trade;
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

Part I

Item 1.    Consolidated Financial Statements (Unaudited)

Vital Energy, Inc.
Consolidated balance sheets
(in thousands, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$14,697	$40,179
Accounts receivable, net	227,747	299,698
Derivatives	149,332	101,474
Other current assets	29,276	25,205
Total current assets	421,052	466,556
Property and equipment:
Oil and natural gas properties, full cost method:
Evaluated properties	14,429,480	13,587,040
Unevaluated properties not being depleted	132,800	242,792
Less: accumulated depletion and impairment	(10,509,728)	(8,966,200)
Oil and natural gas properties, net	4,052,552	4,863,632
Midstream and other fixed assets, net	121,050	134,265
Property and equipment, net	4,173,602	4,997,897
Derivatives	20,960	34,564
Operating lease right-of-use assets	65,669	104,329
Deferred income taxes	5,971	239,685
Other noncurrent assets, net	29,878	35,915
Total assets	$4,717,132	$5,878,946
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$195,566	$185,115
Accrued capital expenditures	93,390	95,593
Undistributed revenue and royalties	142,799	187,563
Operating lease liabilities	28,087	73,143
Other current liabilities	81,637	59,725
Total current liabilities	541,479	601,139
Long-term debt, net	2,282,320	2,454,242
Derivatives	25,837	5,814
Asset retirement obligations	76,040	82,941
Operating lease liabilities	29,218	26,733
Other noncurrent liabilities	6,020	7,506
Total liabilities	2,960,914	3,178,375
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and zero issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, and 38,690,302 and 38,144,248 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	387	381
Additional paid-in capital	3,833,813	3,823,241
Accumulated deficit	(2,077,982)	(1,123,051)
Total stockholders' equity	1,756,218	2,700,571
Total liabilities and stockholders' equity	$4,717,132	$5,878,946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Oil sales	$367,511	$416,668	$1,155,448	$1,274,119
NGL sales	42,929	41,807	155,714	128,752
Natural gas sales	9,206	(9,724)	47,175	3,150
Sales of purchased oil	—	8,986	—	8,986
Other operating revenues	1,180	1,497	4,296	2,937
Total revenues	420,826	459,234	1,362,633	1,417,944
Costs and expenses:
Lease operating expenses	114,259	107,686	325,494	327,156
Production and ad valorem taxes	20,525	27,244	80,106	84,937
Oil transportation and marketing expenses	10,527	12,445	31,296	34,477
Gas gathering, processing and transportation expenses	6,774	4,602	18,910	12,066
Costs of purchased oil	—	9,331	—	9,331
General and administrative	25,046	22,005	71,517	74,934
Organizational restructuring expenses	—	—	4,627	—
Depletion, depreciation and amortization	180,516	187,063	556,840	527,468
Impairment expense	419,955	—	1,005,242	—
Other operating expenses, net	6,280	1,754	10,456	5,365
Total costs and expenses	783,882	372,130	2,104,488	1,075,734
Gain (loss) on disposal of assets, net	685	839	2,050	1,005
Operating income (loss)	(362,371)	87,943	(739,805)	343,215
Non-operating income (expense):
Gain (loss) on derivatives, net	56,069	226,553	169,233	82,064
Interest expense	(49,994)	(40,119)	(150,228)	(124,230)
Loss on extinguishment of debt, net	—	—	—	(66,115)
Other income (expense), net	999	1,247	2,215	5,921
Total non-operating income (expense), net	7,074	187,681	21,220	(102,360)
Income (loss) before income taxes	(355,297)	275,624	(718,585)	240,855
Income tax benefit (expense)	1,775	(60,324)	(236,346)	(54,984)
Net income (loss)	(353,522)	215,300	(954,931)	185,871
Preferred stock dividends	—	—	—	(652)
Net income (loss) available to common stockholders	$(353,522)	$215,300	$(954,931)	$185,219
Net income (loss) per common share:
Basic	$(9.35)	$5.75	$(25.32)	$5.08
Diluted	$(9.35)	$5.73	$(25.32)	$4.97
Weighted-average common shares outstanding:
Basic	37,801	37,459	37,714	36,472
Diluted	37,801	37,580	37,714	37,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of stockholders' equity
(in thousands)
(Unaudited)

	Preferred Stock		Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2024	—	$—	38,144	$381	$3,823,241	—	$—	$(1,123,051)	$2,700,571
Restricted stock awards	—	—	651	7	(7)	—	—	—	—
Restricted stock forfeitures	—	—	(7)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	(126)	(1)	(3,922)	126	3,923	—	—
Retirement of treasury stock	—	—	—	—	—	(126)	(3,923)	—	(3,923)
Share-settled equity-based compensation	—	—	—	—	4,694	—	—	—	4,694
Performance share conversion	—	—	40	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(18,837)	(18,837)
Balance, March 31, 2025	—	—	38,702	387	3,824,006	—	—	(1,141,888)	2,682,505
Restricted stock awards	—	—	24	—	—	—	—	—	—
Restricted stock forfeitures	—	—	(106)	(1)	1	—	—	—	—
Stock exchanged for tax withholding	—	—	(2)	—	(33)	2	33	—	—
Retirement of treasury stock	—	—	—	—	—	(2)	(33)	—	(33)
Share-settled equity-based compensation	—	—	—	—	4,167	—	—	—	4,167
Other	—	—	70	1	1,510	—	—	—	1,511
Net income (loss)	—	—		—	—	—	—	(582,572)	(582,572)
Balance, June 30, 2025	—	—	38,688	387	3,829,651	—	—	(1,724,460)	2,105,578
Restricted stock awards	—	—	17	—	—	—	—	—	—
Restricted stock forfeitures	—	—	(15)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	—	(10)	—	10	—	—
Retirement of treasury stock	—	—	—	—	—	—	(10)	—	(10)
Share-settled equity-based compensation	—	—	—	—	4,172	—	—	—	4,172
Net income (loss)	—	—	—	—	—	—	—	(353,522)	(353,522)
Balance, September 30, 2025	—	$—	38,690	$387	$3,833,813	—	$—	$(2,077,982)	$1,756,218

	Preferred Stock		Common stock		Additional paid-in capital	Treasury stock (at cost)		Accumulated deficit
	Shares	Amount	Shares	Amount		Shares	Amount		Total
Balance, December 31, 2023	595	$6	35,414	$354	$3,733,775	—	$—	$(948,878)	$2,785,257
Restricted stock awards	—	—	445	5	(4)	—	—	—	1
Restricted stock forfeitures	—	—	(5)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	(72)	(1)	(3,410)	72	3,411	—	—
Retirement of treasury stock	—	—	—	—	—	(72)	(3,411)	—	(3,411)
Share-settled equity-based compensation	—	—	—	—	4,348	—	—	—	4,348
Equity issued for acquisition of oil and natural gas properties	980	10	879	9	78,721	—	—	—	78,740
Net income (loss)	—	—	—	—	—	—	—	(66,131)	(66,131)
Balance, March 31, 2024	1,575	16	36,661	367	3,813,430	—	—	(1,015,009)	2,798,804
Restricted stock awards	—	—	13	—	—	—	—	—	—
Restricted stock forfeitures	—	—	(8)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	—	—	(9)	—	9	—	—
Retirement of treasury stock	—	—	—	—	—	—	(9)	—	(9)
Share-settled equity-based compensation	—	—	—	—	4,865	—	—	—	4,865
Equity issued for acquisition of oil and natural gas properties	—	—	(76)	(1)	(3,811)	—	—	—	(3,812)
Preferred stock conversion	(1,575)	(16)	1,575	16	—	—	—	—	—
Preferred stock dividend paid	—	—	—	—	—	—	—	(652)	(652)
Net income (loss)	—	—	—	—	—	—	—	36,702	36,702
Balance, June 30, 2024	—	—	38,165	382	3,814,475	—	—	(978,959)	2,835,898
Restricted stock awards	—	—	12	—	—	—	—	—	—
Restricted stock forfeitures	—	—	(5)	—	—	—	—	—	—
Stock exchanged for tax withholding	—	—	(3)	—	(113)	3	113	—	—
Retirement of treasury stock	—	—	—	—	—	(3)	(113)	—	(113)
Share-settled equity-based compensation	—	—	—	—	4,756	—	—	—	4,756
Net income (loss)	—	—	—	—	—	—	—	215,300	215,300
Balance, September 30, 2024	—	$—	38,169	$382	$3,819,118	—	$—	$(763,659)	$3,055,841

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vital Energy, Inc.
Consolidated statements of cash flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(954,931)	$185,871
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-settled equity-based compensation, net	9,997	11,248
Depletion, depreciation and amortization	556,840	527,468
Impairment expense	1,005,242	—
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(169,233)	(82,064)
Settlements received (paid) for matured derivatives, net	155,002	10,751
Loss on extinguishment of debt, net	—	66,115
Deferred income tax (benefit) expense	233,714	52,278
Other, net	29,785	19,608
Changes in operating assets and liabilities:
Accounts receivable, net	71,479	13,815
Other current assets	(8,585)	(7,667)
Other noncurrent assets, net	(5,813)	(836)
Accounts payable and accrued liabilities	10,451	(21,281)
Undistributed revenue and royalties	(44,764)	(19,593)
Other current liabilities	22,957	(1,432)
Other noncurrent liabilities	(22,263)	(11,125)
Net cash provided by (used in) operating activities	889,878	743,156
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net	(1,636)	(831,225)
Capital expenditures:
Oil and natural gas properties	(756,640)	(633,279)
Midstream and other fixed assets	(7,432)	(16,630)
Proceeds from dispositions of capital assets, net of selling costs	33,059	2,741
Other, net	766	(1,776)
Net cash provided by (used in) investing activities	(731,883)	(1,480,169)
Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	450,000	1,440,000
Payments on Senior Secured Credit Facility	(625,000)	(715,000)
Issuance of senior unsecured notes	—	1,001,500
Extinguishment of debt	—	(952,214)
Stock exchanged for tax withholding	(3,966)	(3,533)
Payments for debt issuance costs	—	(21,738)
Other, net	(4,511)	(3,871)
Net cash provided by (used in) financing activities	(183,477)	745,144
Net increase (decrease) in cash and cash equivalents	(25,482)	8,131
Cash and cash equivalents, beginning of period	40,179	14,061
Cash and cash equivalents, end of period	$14,697	$22,192
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 1—Organization and basis of presentation
Organization
Vital Energy, Inc. ("Vital Energy," "Vital" or the "Company"), together with its wholly-owned subsidiary, Vital Midstream Services, LLC ("VMS"), is an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin of West Texas. In these notes, the "Company" refers to Vital Energy and VMS collectively, unless the context indicates otherwise. All amounts, dollars and percentages presented in these unaudited consolidated financial statements and the related notes are rounded and, therefore, approximate.
Explanatory Note
On August 24, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Crescent Energy Company, a Delaware corporation ("Crescent"), Venus Merger Sub I Inc., a Delaware corporation and a wholly owned subsidiary of Crescent (“Merger Sub Inc.”), and Venus Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Crescent (“Merger Sub LLC”). Pursuant to the terms of the Merger Agreement, Crescent will acquire the Company in an all-equity transaction through: (i) the merger of Merger Sub Inc. (the “First Company Merger”) with and into the Company, with the Company continuing as the surviving entity (the “Surviving Corporation”) and (ii) immediately following the First Company Merger, the merger of the Surviving Corporation (the “Second Company Merger” and, together with the First Company Merger, the “Mergers”) with and into Merger Sub LLC, with Merger Sub LLC continuing as the surviving entity (the “Surviving Company”), in each case, on the terms and subject to the conditions set forth in the Merger Agreement.
On the terms and subject to the conditions set forth in the Merger Agreement:
•at the effective time of the First Company Merger (the “Effective Time”), (i) each share of capital stock of Merger Sub Inc. issued and outstanding immediately prior to the Effective Time will be converted into and will represent one fully paid and nonassessable share of common stock, par value $0.01 per share, of the Surviving Corporation and (ii) each share of common stock, par value $0.01 per share, of the Company (“Common Stock”), issued and outstanding immediately prior to the Effective Time (excluding each share of Common Stock held by the Company as treasury shares or by Crescent, Merger Sub Inc. or Merger Sub LLC, or by any wholly owned subsidiary of the Company, Merger Sub Inc. or Merger Sub LLC immediately prior to the Effective Time ("Excluded Shares")) will be converted into the right to receive from Crescent 1.9062 fully paid and nonassessable shares of Class A common stock, par value $0.0001 per share, of Crescent (the “Crescent Common Stock” and such right to receive Crescent Common Stock, the "Merger Consideration"), with cash to be paid in lieu of fractional shares, if any, and (iii) each Excluded Share will automatically be canceled and will cease to exist and no consideration will be delivered in exchange for such share; and
•at the effective time of the Second Company Merger (the “Second Company Merger Effective Time”), (i) each share of common stock of the Surviving Corporation issued and outstanding immediately prior to the Second Company Merger Effective Time will automatically be cancelled and cease to exist, and no consideration will be delivered in exchange therefor, and (ii) the limited liability company interests of Merger Sub LLC issued and outstanding as of immediately prior to the Second Company Merger Effective Time will remain outstanding and will not be affected by virtue of the Second Company Merger, and no consideration will be paid in respect thereof, and Crescent will continue as the sole member of the Surviving Company.
As a result of the Mergers and as of the closing of the Mergers (the “Closing”), the Company's stockholders as of immediately prior to the Effective Time will own approximately 23% of the outstanding shares of Crescent Common Stock, and Crescent's stockholders as of immediately prior to the Effective Time will own approximately 77% of the outstanding shares of Crescent Common Stock. Pursuant to the Merger Agreement, prior to the Effective Time, Crescent will (i) cause the number of directors constituting the board of directors of Crescent (the “Crescent Board”) to increase to 12, to become effective immediately prior to, but conditioned on, the Effective Time and (ii) appoint two directors designated by the Company and reasonably acceptable to Crescent to the Crescent Board as of the Effective Time (such directors, the “Company Designated Directors”).
Our board of directors (the “Board”) and the Crescent Board have each unanimously approved and declared advisable the Merger Agreement and transactions contemplated thereby. The completion of the Mergers is generally subject to certain

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
customary mutual conditions, including (i) the receipt of the required approval from the Company’s stockholders, (ii) the receipt of the required approval from Crescent’s stockholders, (iii) the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iv) the absence of any governmental order or law that makes consummation of the Mergers illegal or otherwise prohibited, (v) Crescent’s registration statement on Form S-4 having been declared effective by the SEC under the Securities Act and no stop order having been issued, initiated or, to the knowledge of the Company or Crescent, threatened by the SEC, and (vi) the shares of Crescent Common Stock issuable in connection with the Mergers having been authorized for listing on the NYSE, subject to official notice of issuance. The obligation of each party to consummate the Mergers is further generally conditioned upon certain of the parties’ representations and warranties being true and correct (subject to certain materiality exceptions), the absence of a material adverse effect on each party, the parties having performed in all material respects their respective obligations under the Merger Agreement, and the receipt by each party of a compliance certificate. Until the approval by shareholders and the subsequent closing (as described above), the Company must continue to operate as a stand-alone entity.
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
Significant accounting policies
There have been no material changes in the Company's significant accounting policies during the nine months ended September 30, 2025. See Note 2 in the 2024 Annual Report for further discussion of significant accounting policies.
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
Note 2—New accounting standards
The Company considered the applicability and impact of all Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") to the Accounting Standards Codification. There were no new ASUs adopted during the nine months ended September 30, 2025. See below for discussion of ASUs not yet adopted.
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
Note 3—Acquisitions
Point Acquisition
On September 20, 2024 (the "Point Closing Date"), the Company, together with Northern Oil and Gas, Inc. ("NOG"), purchased certain oil and natural gas properties located in the Delaware Basin from Point Energy Partners Petroleum, LLC, Point Energy Partners Operating, LLC, Point Energy Partners Water, LLC and Point Energy Partners Royalty, LLC (collectively, “Point”) for an aggregate purchase price of $1.0 billion in cash, including closing adjustments (the "Point Acquisition"). The Company purchased 80% of the acquired assets, consisting of approximately 16,300 net acres in Ward and Winkler Counties, and will operate the assets, and NOG purchased the remaining 20% of the assets. The Company's portion of the aggregate preliminary purchase price was $827.0 million, which consisted of (i) $805.1 million in cash and (ii) $21.9 million of estimated transaction-related expenses. See Note 4 in the 2024 Annual Report for additional discussion of the Point Acquisition.
PEP Acquisition
On February 2, 2024, the Company purchased additional working interests in producing properties associated with a previous acquisition. The aggregate purchase price, inclusive of final adjustments, of $77.6 million consisted of (i) 878,690 shares of Common Stock based upon the share price as of the closing date, totaling $37.1 million, (ii) 980,272 shares of the Company's 2.0% Cumulative Mandatorily Convertible Series A Preferred Stock, par value $0.01 per share ("Preferred Stock") based upon the share price as of the closing date, totaling $41.3 million, (iii) the fair value of preferred stock dividends totaling $0.3 million, (iv) $1.8 million of cash consideration received for closing adjustments and (v) $0.7 million in transaction-related expenses. The 980,272 shares of Preferred Stock were subsequently converted to an equal number of shares of Common Stock on May 23, 2024. See Note 4 in the 2024 Annual Report for additional discussion of the PEP Acquisition.
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
Condensed notes to the consolidated financial statements
(Unaudited)
The unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling as of September, 30, 2025, June 30, 2025 and March 31, 2025. The following table presents full cost ceiling impairment expense, which is included in "Impairment expense" on the unaudited consolidated statements of operations, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Full cost ceiling impairment expense	$419,955	$—	$1,005,242	$—
If prices remain at or below the current levels, subject to numerous factors and inherent limitations and all other factors remain constant, we could incur additional non-cash full cost ceiling impairments in future quarters, which will have an adverse effect on our statement of operations.
The following table presents the Benchmark Prices and the Realized Prices utilized in the full cost ceiling calculation as of the dates presented:

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Benchmark Prices:
Oil ($/Bbl)	$67.45	$70.48	$74.52	$75.48	$78.64
NGL ($/Bbl)(1)	$67.45	$70.48	$74.52	$75.48	$78.64
Natural gas ($/MMBtu)	$3.10	$2.86	$2.44	$2.13	$2.21
Realized Prices:
Oil ($/Bbl)	$68.35	$71.47	$75.55	$76.76	$79.92
NGL ($/Bbl)	$16.16	$15.65	$13.87	$13.66	$14.06
Natural gas ($/Mcf)	$1.11	$0.98	$1.04	$0.85	$0.81
_____________________________________________________________________________
(1)    The Company utilizes WTI NYMEX in the calculation of its NGL Benchmark Prices.
Divestiture
During 2025, the Company sold non-core oil and natural gas properties for net proceeds of $30.5 million. Pursuant to the rules governing full cost accounting, the net proceeds and removal of $8.4 million in asset retirement obligations were recorded as adjustments to oil and natural gas properties.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 5—Debt
Long-term debt, net
The following table presents the Company's long-term debt and unamortized debt issuance costs, discounts and premiums included in "Long-term debt, net" on the consolidated balance sheets as of the dates presented:

(in thousands)	September 30, 2025	December 31, 2024
7.750% senior unsecured notes due 2029 (July 2029 Notes)	$298,214	$298,214
9.750% senior unsecured notes due 2030 (September 2030 Notes)	302,364	302,364
7.875% senior unsecured notes due 2032 (March 2032 Notes)	1,000,000	1,000,000
Senior Secured Credit Facility	705,000	880,000
Total long-term debt	2,305,578	2,480,578
Unamortized debt issuance costs(1)	(21,762)	(24,579)
Unamortized discounts	(2,730)	(3,132)
Unamortized premiums	1,234	1,375
Total long-term debt, net	$2,282,320	$2,454,242
______________________________________________________________________________
(1)Unamortized debt issuance costs related to the Senior Secured Credit Facility of $9.1 million and $12.5 million as of September 30, 2025 and December 31, 2024, respectively, are included in "Other noncurrent assets, net" on the consolidated balance sheets.
Senior Secured Credit Facility
As of September 30, 2025, the Senior Secured Credit Facility, which matures on September 13, 2027, had a maximum credit amount of $3.0 billion, a borrowing base and an aggregate elected commitment of $1.4 billion, and an outstanding balance of $705.0 million subject to a weighted-average interest rate of 7.008%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which the Company was in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of September 30, 2025 and December 31, 2024, the Company had no letters of credit outstanding under the Senior Secured Credit Facility. For additional information on the Senior Secured Credit Facility, see Note 7 in the 2024 Annual Report.
Subsequent to September 30, 2025, the Company borrowed $95.0 million and repaid $75.0 million on the Senior Secured Credit Facility. As a result, the outstanding balance under the Senior Secured Credit Facility was $725.0 million as of October 29, 2025.
As a result of and in light of the pending merger with Crescent, the Company requested that Wells Fargo Bank, N.A., as administrative agent of the Senior Secured Credit Facility, and the banks signatory thereto, enter into a letter agreement to consent to postponing the fall 2025 borrowing base redetermination until December 19, 2025 from the currently required date of on or around November 1, 2025. The executed letter agreement was received by the Company before November 1, 2025.
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
The following table presents the components of the Company's loss on extinguishment of debt, net during the period presented:

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

No gain or loss on extinguishment of debt was recorded during the three and nine months ended September 30, 2025 or the three months ended September 30, 2024.
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
See Note 9 in the 2024 Annual Report for additional discussion of the Company's equity-based compensation awards.
The following table presents activity for equity-based compensation awards for the nine months ended September 30, 2025:

	Equity Awards		Liability Awards
(in thousands)	Restricted stock awards	Share-settled performance share unit awards(1)	Cash-settled performance share unit awards(2)
Outstanding as of December 31, 2024	665	48	215
Granted	692	—	192
Forfeited	(128)	—	(4)
Vested	(345)	(48)	—
Outstanding as of September 30, 2025	884	—	403
_____________________________________________________________________________
(1)The share-settled performance share unit awards granted on February 22, 2022 had a performance period of January 1, 2022 to December 31, 2024 and, as their market and performance criteria were satisfied, resulted in an 82% payout. As such, the granted awards vested and were converted into 39,691 shares of Common Stock during the first quarter of 2025 based on this 82% payout.
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
As of September 30, 2025, total unrecognized cost related to equity-based compensation awards was $25.7 million, of which $3.5 million was attributable to liability awards which will be settled in cash rather than shares. Such cost will be recognized on a straight-line basis over an expected weighted-average period of 1.94 years.
Equity-based compensation
The following table reflects equity-based compensation expense for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Equity awards:
Restricted stock awards	$4,172	$4,421	$12,752	$12,615
Share-settled performance share unit awards	—	335	281	1,354
Total share-settled equity-based compensation, gross	4,172	4,756	13,033	13,969
Less: amounts capitalized	(1,012)	(943)	(3,036)	(2,721)
Total share-settled equity-based compensation, net	3,160	3,813	9,997	11,248
Liability awards:
Cash-settled performance unit awards	328	(411)	(42)	1,816
Total cash-settled equity-based compensation, gross	328	(411)	(42)	1,816
Less: amounts capitalized	—	—	(2)	(14)
Total cash-settled equity-based compensation, net	328	(411)	(44)	1,802
Total equity-based compensation, net	$3,488	$3,402	$9,953	$13,050

Table of Contents	Vital Energy, Inc.
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
The following table reflects the calculations of basic and diluted (i) weighted-average common shares outstanding and (ii) net income (loss) per common share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except for per share data)	2025	2024	2025	2024
Net income (loss)	$(353,522)	$215,300	$(954,931)	$185,871
Less: preferred stock dividends	—	—	—	652
Net income (loss) available to common stockholders	$(353,522)	$215,300	$(954,931)	$185,219
Weighted-average common shares outstanding:
Basic	37,801	37,459	37,714	36,472
Dilutive non-vested restricted stock awards	—	102	—	108
Dilutive non-vested share-settled performance share unit awards	—	19	—	13
Dilutive preferred stock	—	—	—	777
Diluted	37,801	37,580	37,714	37,370
Net income (loss) per common share:
Basic	$(9.35)	$5.75	$(25.32)	$5.08
Diluted	$(9.35)	$5.73	$(25.32)	$4.97

Anti-dilutive weighted-average common shares outstanding(1):
Non-vested restricted stock awards	714	396	745	104
Non-vested share-settled performance share unit awards	—	—	7	—
_____________________________________________________________________________
(1)Shares excluded from the diluted net income (loss) per common share calculation because their effect would be anti-dilutive.
Note 8—Derivatives
The Company has two types of derivative instruments as of September 30, 2025: (i) commodity derivatives and (ii) a contingent consideration derivative. See Note 9 for discussion of fair value measurement of derivatives on a recurring basis. The Company's derivatives were not designated as hedges for accounting purposes, and the Company does not enter into such instruments for speculative trading purposes. Accordingly, the changes in derivative fair values are recognized in "Gain (loss) on derivatives, net" under "Non-operating income (expense)" on the consolidated statements of operations.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
The following table summarizes components of the Company's gain on derivatives, net by type of derivative instrument for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Commodity	$62,778	$237,103	$167,027	$90,693
Contingent consideration	(6,709)	(10,550)	2,206	(8,629)
Gain (loss) on derivatives, net	$56,069	$226,553	$169,233	$82,064
Commodity
Due to the inherent volatility in oil, NGL and natural gas prices and the sometimes wide pricing differentials between where the Company produces and where the Company sells such commodities, the Company engages in commodity derivative transactions, such as puts, swaps, collars and basis swaps, to hedge price risk associated with a portion of the Company's anticipated sales volumes. By removing a portion of the price volatility associated with future sales volumes, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flows from operations. During the nine months ended September 30, 2025, the Company’s derivatives were settled based on reported prices on commodity exchanges, with (i) oil derivatives settled based on WTI NYMEX pricing, (ii) NGL derivatives settled based on Mont Belvieu OPIS pricing and (iii) natural gas derivatives settled based on Henry Hub NYMEX and Waha Inside FERC pricing.
The following table summarizes open commodity derivative positions as of September 30, 2025, for commodity derivatives that were entered into through September 30, 2025, for the settlement periods presented:

	Remaining Year 2025	Year 2026	Year 2027
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	6,053,600	13,306,500	3,285,000
Weighted-average price ($/Bbl)	$67.75	$64.02	$61.07
WTI NYMEX - Collars:
Volume (Bbl)	—	1,086,000	—
Weighted-average floor price ($/Bbl)	$—	$60.00	$—
Weighted-average ceiling price ($/Bbl)	$—	$71.02	$—
NGL:
Non-TET Propane - Swaps:
Volume (Bbl)	874,000	—	—
Weighted-average price ($/Bbl)	$34.16	$—	$—
Non-TET Ethane - Swaps:
Volume (Bbl)	1,104,000	—	—
Weighted-average price ($/Bbl)	$11.04	$—	$—
Natural gas:
Waha Inside FERC - Swaps:
Volume (MMBtu)	15,034,000	55,480,000	43,800,000
Weighted-average price ($/MMBtu)	$2.32	$2.41	$2.70
Waha Inside FERC to Henry Hub NYMEX - Basis Swaps:
Volume (MMBtu)	—	—	14,600,000
Weighted-average differential ($/MMBtu)	$—	$—	$(0.97)
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
Condensed notes to the consolidated financial statements
(Unaudited)
cash flow targets are met related to divested oil and natural gas property operations (the "Sixth Street Contingent Consideration"). The Sixth Street Contingent Consideration provides the Company with the right to receive up to a maximum of $93.7 million in additional cash consideration, comprised of potential quarterly payments through June 2027 totaling up to $38.7 million, of which $20.0 million is still remaining, and a potential balloon payment of $55.0 million in June 2027. The estimated fair value of the Sixth Street Contingent Consideration was $18.5 million as of September 30, 2025 and $16.3 million as of December 31, 2024.
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
Balance sheet presentation
The following tables present the Company's derivatives by (i) balance sheet classification, (ii) derivative type and (iii) fair value hierarchy level, and provide a total, on a gross basis and a net basis reflected in "Derivatives" on the consolidated balance sheets as of the dates presented:

	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$158,376	$—	$158,376	$(9,095)	$149,281
Contingent consideration	—	—	51	51	—	51
Noncurrent:
Commodity	—	(1,834)	—	(1,834)	4,324	2,490
Contingent consideration	—	—	18,470	18,470	—	18,470
Liabilities:
Current:
Commodity	—	(9,095)	—	(9,095)	9,095	—
Noncurrent:
Commodity	—	(21,513)	—	(21,513)	(4,324)	(25,837)
Net derivative asset (liability) positions	$—	$125,934	$18,521	$144,455	$—	$144,455

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total gross fair value	Amounts offset	Net fair value presented on the consolidated balance sheets
Assets:
Current:
Commodity	$—	$98,825	$—	$98,825	$2,638	$101,463
Contingent consideration	—	—	11	11	—	11
Noncurrent:
Commodity	—	28,126	—	28,126	(9,866)	18,260
Contingent consideration	—	—	16,304	16,304	—	16,304
Liabilities:
Current:
Commodity	—	2,638	—	2,638	(2,638)	—
Noncurrent:
Commodity	—	(15,680)	—	(15,680)	9,866	(5,814)
Net derivative asset (liability) positions	$—	$113,909	$16,315	$130,224	$—	$130,224
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
The following table summarizes the changes in contingent consideration derivatives classified as Level 3 measurements for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Balance of Level 3 at beginning of period	$25,230	$33,027	$16,315	$31,106
Change in Sixth Street Contingent Consideration fair value	(6,709)	(10,550)	2,206	(8,629)
Balance of Level 3 at end of period	$18,521	$22,477	$18,521	$22,477

Table of Contents	Vital Energy, Inc.
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
The Company has not elected to account for its debt instruments at fair value. The following table presents the carrying amounts and fair values of the Company's debt as of the dates presented:

	September 30, 2025		December 31, 2024
(in thousands)	Carrying amount(1)	Fair value(2)	Carrying amount(1)	Fair value(2)
Debt	$2,305,578	$2,284,715	$2,480,578	$2,455,032
______________________________________________________________________________
(1)Amounts presented do not include issuance premiums or discounts.
(2)The fair values of the outstanding notes were determined using the Level 2 fair value hierarchy quoted market prices for each respective instrument as of September 30, 2025 and December 31, 2024. The fair values of the outstanding amounts under the Senior Secured Credit Facility approximate the carrying values based on short-term floating interest rates available to the Company as of September 30, 2025 and December 31, 2024.
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
The Company has committed to deliver, for sale or transportation, fixed volumes of product under certain contractual arrangements that specify the delivery of a fixed and determinable quantity. If not fulfilled, the Company is subject to firm transportation payments on excess pipeline capacity and other contractual penalties. These commitments are normal and customary for the Company's business. In certain instances, the Company has used spot market purchases to meet its commitments in certain locations or due to favorable pricing. As of September 30, 2025, future firm sale and transportation commitments of $69.8 million are expected to be satisfied and, as such, are not recorded as a liability on the balance sheet.
The Company has committed to purchase a fixed supply of electricity at specified prices through 2032. As of September 30, 2025, future minimum payments under the terms of these agreements are $217.0 million.
The Company has committed to take delivery of processed sand, which is utilized in the Company's completions activities, at specified prices through 2026. As of September 30, 2025, future minimum purchase commitments under the terms of these agreements are estimated to be $26.9 million.

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
Note 11—Supplemental cash flow and non-cash information
The following table presents supplemental cash flow and non-cash information for the periods presented:

	Nine months ended September 30,
(in thousands)	2025	2024
Supplemental cash flow information:
Cash paid for interest, net of $207 and $1,181 of capitalized interest, respectively	$124,138	$111,798
Supplemental non-cash operating information:
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$26,875	$47,693
Supplemental non-cash investing information:
Change in accrued capital expenditures	$(2,203)	$17,040
Equity issued for acquisition of oil and natural gas properties(2)	$—	$74,928
Liabilities assumed in acquisitions of oil and natural gas properties(2)	$—	$27,861
_____________________________________________________________________________
(1)See Note 5 in the 2024 Annual Report for additional discussion of the Company's leases.
(2)See Note 3 for additional discussion of the Company's acquisitions.
Note 12—Income taxes
The following table presents income tax benefit (expense) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Current	$(800)	$(469)	$(2,632)	$(2,706)
Deferred	2,575	(59,855)	(233,714)	(52,278)
Income tax benefit (expense)	$1,775	$(60,324)	$(236,346)	$(54,984)
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBB Act") was signed into law. The OBBB Act is a significant piece of tax legislation that includes provisions which permanently restore an EBITDA-based section 163(j) calculation for tax years beginning after December 31, 2024; restore 100% bonus depreciation under section 168(k) for certain property acquired and placed in service after January 19, 2025; and allow for current expensing of R&D expenditures. ASC 740-10 requires the impact of changes to tax law to be recorded in the period of enactment, which is reflected in these financial statements.
The Company estimates its annual effective tax rate (“AETR”) in recording its quarterly income tax provision for the various jurisdictions in which it operates. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of its estimated AETR and are recognized as discrete items in the quarter in which they occur. The Company's AETR as of September 30, 2025 was 0%, which reflects the impact of providing a valuation allowance on the 2025 activity of the Company's federal net deferred tax asset. The Company's effective tax rate for the three months ended September 30, 2025 was 0.5%. During the second quarter of 2025, the Company recorded a discrete charge of $237.9 million related to the valuation allowance recorded on the December 31, 2024 federal net deferred tax asset. As such, the Company's effective tax rate for the nine months ended September 30, 2025 is not meaningful. The effective tax rate for the three and nine months ended September 30, 2024 was 21.89% and 22.83%, respectively. Current income tax expense is primarily attributable to Texas Franchise tax.
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
As a result of full cost ceiling impairments recorded during 2025, and the expectation of potential additional impairments in future periods, the Company is in a three-year pre-tax loss position and anticipates continuing to be in a cumulative three-year pre-tax loss position at year end. This represents a significant negative indicator under applicable accounting guidance

Table of Contents	Vital Energy, Inc.
Condensed notes to the consolidated financial statements
(Unaudited)
and therefore management can no longer determine that it is more-likely-than-not that the Company's deferred tax assets will be realized. Accordingly, as of June 30, 2025, the Company recorded and continues to maintain a valuation allowance against its federal net deferred tax asset. As of September 30, 2025, the Company maintains a full valuation allowance against its Oklahoma deferred tax assets but has not recorded a valuation allowance on its $6.0 million Texas net deferred tax asset.
As of September 30, 2025, the Company had federal net operating loss carryforwards totaling $922.1 million, of which $477.7 million will begin to expire in 2035 and $444.4 million will not expire but may be limited in future periods, and Oklahoma net operating loss carryforwards that do not expire totaling $297.1 million.
If the Company were to experience an "ownership change," as determined under Section 382 of the Internal Revenue Code, the Company's ability to offset taxable income arising after the ownership change with net operating loss carryforwards, interest expense carryforwards and certain other tax attributes arising prior to the ownership change could be significantly limited. Based on information available as of September 30, 2025, no such ownership change has occurred; however, the pending merger with Crescent is expected to result in an ownership change, which may significantly limit the future utilization of the Company's net operating loss carryforwards, interest expense carryforwards and other tax attributes. Moreover, as discussed above, as of September 30, 2025 these deferred tax assets are fully offset with a valuation allowance.
Note 13—Related parties
Halliburton
The Chairman of the Company's board of directors is on the board of directors of Halliburton Company ("Halliburton"). The Company had a lease agreement with Halliburton, which extended through 2025, to provide an electric fracture stimulation crew and the related services, which was terminated in third-quarter 2025. The Company had a lease liability related to this agreement of $24.0 million as of December 31, 2024, which is included in both current and noncurrent "Operating lease liabilities" on the consolidated balance sheets. Payments to Halliburton are included in capital expenditures for oil and natural gas properties in cash flows from investing activities on the consolidated statements of cash flows.
The following table presents the capital expenditures for oil and natural gas properties paid to Halliburton included in the consolidated statements of cash flows for the periods presented:

	Nine months ended September 30,
(in thousands)	2025	2024
Capital expenditures for oil and natural gas properties	$62,711	$61,176
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
Note 15—Organizational restructuring
In the second quarter of 2025, the Company incurred one-time charges of $4.6 million in connection with an approximate 10% workforce reduction. Such charges comprised of compensation, tax, professional and insurance-related expenses, and are recorded as "Organizational restructuring expenses" on the consolidated statements of operations. All non-vested equity-based compensation awards held by those affected by the workforce reduction were forfeited.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is for the three and nine months ended September 30, 2025 and 2024, and should be read in conjunction with our unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report as well as our audited consolidated financial statements and notes thereto included in our 2024 Annual Report filed on February 24, 2025. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Statement Regarding Forward-Looking Statements" and "Part II, Item 1A. Risk Factors." Except for purposes of the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report, references in this Quarterly Report to "Vital Energy," "Vital," "we," "us," "our" or similar terms refer to Vital Energy and its subsidiaries, collectively, unless the context otherwise indicates or requires. Unless otherwise specified, references to "average sales price" refer to average sales price excluding the effects of our derivative transactions. All amounts, dollars and percentages presented in this Quarterly Report are rounded and therefore approximate.
Executive overview
We are an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties in the Permian Basin of West Texas. Since 2023, we have grown primarily through multiple strategic acquisitions.
Our capital expenditures for full-year 2025 are expected to be in the approximate range of $850.0 million to $900.0 million, of which $767.2 million was incurred during the first three quarters of the year. We do not anticipate any changes in the full-year estimate but are closely monitoring commodity prices and service costs. We have the ability to adjust our development plans, should market conditions warrant, with no rig or completions contracts extending beyond March 2026. Below is a summary of our financial and operating performance for the third quarter of 2025:
•Net loss of $353.5 million, which includes a $420.0 million non-cash full cost ceiling impairment on oil and natural gas properties. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our full cost ceiling calculation.
•Oil, NGL, and natural gas sales of $419.6 million
•Oil sales volumes of 5,542 MBbl and oil production of 60,233 Bbl/d
•Oil equivalent sales volumes of 12,527 MBOE and total production of 136,158 BOE/d
•Capital investments of $257.5 million, excluding non-budgeted acquisition costs
Recent developments
Planned Merger with Crescent Energy Company
On August 24, 2025, we entered into the Merger Agreement with Crescent, Merger Sub Inc. and Merger Sub LLC. Pursuant to the terms of the Merger Agreement, Crescent will acquire Vital Energy in an all-equity transaction through: (i) the First Company Merger and (ii) immediately following the First Company Merger, the Second Company Merger, in each case, on the terms and subject to the conditions set forth in the Merger Agreement.
On the terms and subject to the conditions set forth in the Merger Agreement:
•at the Effective Time, (i) each share of capital stock of Merger Sub Inc. issued and outstanding immediately prior to the Effective Time will be converted into and will represent one fully paid and nonassessable share of common stock, par value $0.01 per share, of the Surviving Corporation, (ii) each share of Common Stock, issued and outstanding immediately prior to the Effective Time (excluding Excluded Shares) will be converted into the right to receive from Crescent 1.9062 fully paid and nonassessable shares of Crescent Common Stock, with cash to be paid in lieu of fractional shares, if any, and (iii) each Excluded Share will automatically be canceled and will cease to exist and no consideration will be delivered in exchange for such share, and
•at the Second Company Merger Effective Time, (i) each share of common stock of the Surviving Corporation issued and outstanding immediately prior to the Second Company Merger Effective Time will automatically be cancelled and cease to exist, and no consideration will be delivered in exchange therefor, and (ii) the limited liability company interests of Merger Sub LLC issued and outstanding as of immediately prior to the Second Company Merger Effective

Time will remain outstanding and will not be affected by virtue of the Second Company Merger, and no consideration will be paid in respect thereof, and Crescent will continue as the sole member of the Surviving Company.
As a result of the Mergers and as of the Closing, Vital Energy's stockholders as of immediately prior to the Effective Time will own approximately 23% of the outstanding shares of Crescent Common Stock, and Crescent's stockholders as of immediately prior to the Effective Time will own approximately 77% of the outstanding shares of Crescent Common Stock. Pursuant to the Merger Agreement, prior to the Effective Time, Crescent will (i) cause the number of directors constituting the Crescent Board to increase to 12, to become effective immediately prior to, but conditioned on, the Effective Time and (ii) appoint two Company Designated Directors.
Our Board and the Crescent Board have each unanimously approved and declared advisable the Merger Agreement and transactions contemplated thereby. The completion of the Mergers is generally subject to certain customary mutual conditions, including (i) the receipt of the required approval from the Company’s stockholders, (ii) the receipt of the required approval from Crescent’s stockholders, (iii) the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iv) the absence of any governmental order or law that makes consummation of the Mergers illegal or otherwise prohibited, (v) Crescent’s registration statement on Form S-4 having been declared effective by the SEC under the Securities Act and no stop order having been issued, initiated or, to the knowledge of the Company or Crescent, threatened by the SEC, and (vi) the shares of Crescent Common Stock issuable in connection with the Mergers having been authorized for listing on the NYSE, subject to official notice of issuance. The obligation of each party to consummate the Mergers is further generally conditioned upon certain of the parties’ representations and warranties being true and correct (subject to certain materiality exceptions), the absence of a material adverse effect on each party, the parties having performed in all material respects their respective obligations under the Merger Agreement, and the receipt by each party of a compliance certificate. The Mergers are expected to close in the fourth quarter of 2025. However, no assurance can be given as to when, or if, the Mergers will occur.
The Merger Agreement imposes restrictions on our business and operations during the pendency of the Mergers. While we do not believe these restrictions are unduly burdensome, they may delay or prevent us from taking actions we could otherwise take. Accordingly, our results of operations prior to entering into the Merger Agreement may not be comparable to results of operations since we entered into the Merger Agreement.
Worldwide Tariffs
Our operations rely on a variety of domestically produced and imported raw materials and component products required to produce and transport oil and natural gas. In the first half of 2025, the U.S. imposed new or additional tariffs on a variety of imported raw materials and products. In response to said tariffs, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. On April 2, 2025, President Trump signed an Executive Order announcing 10% tariffs on imports from all countries, with higher tariffs initially imposed on some countries. In June, the U.S. raised tariffs on steel and aluminum imports, and in July 2025, the U.S. threatened higher tariffs on a number of trade partners, including the European Union and Mexico. OPEC+ has announced it is phasing out oil output cuts by increasing production by approximately 411,000 barrels per day each month from May 2025 to July 2025 and then increasing production by approximately 548,000 barrels per day in August and September 2025. While a number of these new or threatened tariffs have been paused or otherwise reversed as a result of new trade deals, the effect of the tariffs, increased production from OPEC+ and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. Moreover, the effect that new, increased or retaliatory tariffs will have on global economic activity and associated oil demand is still highly uncertain. If such tariffs slow or reverse economic growth, it could weigh heavily on crude oil demand and prices going forward. While we cannot predict with certainty (i) the impact of any new, increased or retaliatory tariffs, (ii) the difficulty in procuring these raw materials and component products, or (iii) the prices we have to pay for the drilling and completion of oil and gas wells increases. As a result, our financial position, cash flows and results of operations could be adversely affected.
Commodity prices, reserves and full cost ceiling test
Commodity prices
Our results of operations are heavily influenced by oil, NGL and natural gas prices. Commodity prices have historically been volatile. Conflicts in the Middle East, response to tariff policies implemented by the U.S. government, an anticipated increase in global supply of crude oil as a result of recent OPEC+ announcements and concerns of a potential global recession resulting from high inflation, interest rates, impacts of tariff policies on supply chains and increased costs as whole have contributed to price volatility and may continue to do so in the future. Any of the above or other factors could change or reverse, and global commodity and financial markets remain subject to heightened levels of uncertainty and volatility.
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
Our reserves are reported in three product streams: oil, NGL and natural gas. The Realized Prices, which are utilized to value our proved reserves and calculated using the average first-day-of-the-month prices for each month within the 12-month period prior to the end of the reporting period, adjusted for factors affecting price received at the delivery point, as of September 30, 2025 were $68.35 for oil, $16.16 for NGL and $1.11 for natural gas. The unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling as of September 30, 2025, June 30, 2025 and March 31, 2025. Accordingly, we incurred full cost ceiling impairment expense of $420.0 million and $1.0 billion for the three and nine months ended September 30, 2025, respectively. The unamortized cost of evaluated oil and natural gas properties being depleted did not exceed the full cost ceiling during the first, second or third quarter of 2024 and, as such, no full cost ceiling impairment expense was recorded during the nine months ended September 30, 2024.
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
Fourth-Quarter hypothetical impairments
In our upcoming fourth-quarter calculation to value our proved reserves, the October 2024 first-day-of-the-month oil price of $69.83 per Bbl will be replaced by the October 2025 first-day-of-the-month oil price of $61.78 per Bbl. Further, at the end of October 2025, oil prices were at or around $60 per Bbl while the fourth-quarter 2024 average oil price was closer to $69 per

Bbl. To illustrate a range of implied impairment of our oil and natural gas properties in the fourth quarter of 2025 considering oil price only, we utilized two pricing scenarios under the SEC guidelines for pricing methodology as follows: (i) $66.47 per Bbl for oil, $16.47 per Bbl for NGL and $1.17 per Mcf for natural gas representing the use of October 2025 commodity prices for November 2025 and December 2025 and (ii) $66.16 per Bbl for oil, $16.52 per Bbl for NGL and $1.17 per Mcf for natural gas representing the same pricing assumptions used in (i), except for the substitution of $60 oil price per Bbl for November 2025 and December 2025 oil and NGL prices. Utilizing these pricing scenarios, with all other factors remaining constant with our third-quarter calculation, we would have a range of implied impairment of our oil and natural gas properties of approximately $150 million to $275 million in the fourth quarter of 2025. If oil prices were to remain at or below current levels after the fourth quarter of 2025, we could incur additional significant impairments in 2026. See Notes 2 and 6 in our 2024 Annual Report for discussion of the full cost method of accounting and our Realized Prices.
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
Results of operations
Revenues
The following table presents our composition of produced oil, NGL and natural gas revenue by product for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Oil sales	88%	93%	86%	91%
NGL sales	10%	9%	11%	9%
Natural gas sales	2%	(2)%	3%	—%
Total	100%	100%	100%	100%

Oil, NGL and natural gas sales volumes, revenues and prices
The following tables present information regarding our oil, NGL and natural gas sales volumes, sales revenues and average sales prices for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2025 compared to 2024
	2025	2024	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	5,542	5,446	96	2%
NGL (MBbl)	3,597	3,460	137	4%
Natural gas (MMcf)	20,325	20,160	165	1%
Oil equivalent (MBOE)(1)	12,527	12,267	260	2%
Average daily oil equivalent sales volumes (BOE/d)(1)	136,158	133,339	2,819	2%
Average daily oil sales volumes (Bbl/d)(1)	60,233	59,198	1,035	2%
Sales revenues (in thousands):
Oil	$367,511	$416,668	$(49,157)	(12)%
NGL	42,929	41,807	1,122	3%
Natural gas	9,206	(9,724)	18,930	195%
Total oil, NGL and natural gas sales revenues	$419,646	$448,751	$(29,105)	(6)%
Average sales prices(1):
Oil ($/Bbl)(2)	$66.32	$76.51	$(10.19)	(13)%
NGL ($/Bbl)(2)	$11.93	$12.08	$(0.15)	(1)%
Natural gas ($/Mcf)(2)	$0.45	$(0.48)	$0.93	194%
Average sales price ($/BOE)(2)	$33.50	$36.58	$(3.08)	(8)%
Oil, with commodity derivatives ($/Bbl)(3)	$71.15	$78.37	$(7.22)	(9)%
NGL, with commodity derivatives ($/Bbl)(3)	$13.64	$12.07	$1.57	13%
Natural gas, with commodity derivatives ($/Mcf)(3)	$1.53	$0.45	$1.08	240%
Average sales price, with commodity derivatives ($/BOE)(3)	$37.87	$38.95	$(1.08)	(3)%
__________________________________________________________________________
(1)The numbers presented in the three months ended September 30, 2025 and 2024 columns are based on actual amounts and may not recalculate using the rounded numbers presented in the table above or the table below.
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

	Nine months ended September 30,		2025 compared to 2024
	2025	2024	Change (#)	Change (%)
Sales volumes:
Oil (MBbl)	17,037	16,161	876	5%
NGL (MBbl)	10,654	9,567	1,087	11%
Natural gas (MMcf)	59,975	57,958	2,017	3%
Oil equivalent (MBOE)(1)	37,687	35,388	2,299	6%
Average daily oil equivalent sales volumes (BOE/d)(1)	138,046	129,153	8,893	7%
Average daily oil sales volumes (Bbl/d)(1)	62,405	58,981	3,424	6%
Sales revenues (in thousands):
Oil	$1,155,448	$1,274,119	$(118,671)	(9)%
NGL	155,714	128,752	26,962	21%
Natural gas	47,175	3,150	44,025	1,398%
Total oil, NGL and natural gas sales revenues	$1,358,337	$1,406,021	$(47,684)	(3)%
Average sales prices(1):
Oil ($/Bbl)(2)	$67.82	$78.84	$(11.02)	(14)%
NGL ($/Bbl)(2)	$14.62	$13.46	$1.16	9%
Natural gas ($/Mcf)(2)	$0.79	$0.05	$0.74	1,480%
Average sales price ($/BOE)(2)	$36.04	$39.73	$(3.69)	(9)%
Oil, with commodity derivatives ($/Bbl)(3)	$73.72	$76.75	$(3.03)	(4)%
NGL, with commodity derivatives ($/Bbl)(3)	$15.20	$13.34	$1.86	14%
Natural gas, with commodity derivatives ($/Mcf)(3)	$1.59	$0.84	$0.75	89%
Average sales price, with commodity derivatives ($/BOE)(3)	$40.16	$40.04	$0.12	—%
__________________________________________________________________________
(1)The numbers presented in the nine months ended September 30, 2025 and 2024 columns are based on actual amounts and may not recalculate using the rounded numbers presented in the table above or the table below.
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

The following tables present net settlements received (paid) for matured commodity derivatives utilized in our calculation of the average sales prices, with commodity derivatives, for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Oil	$26,737	$10,153	$16,584	163%
NGL	6,148	(29)	6,177	21,300%
Natural gas	21,872	18,889	2,983	16%
Total	$54,757	$29,013	$25,744	89%

	Nine months ended September 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Oil	$100,487	$(33,734)	$134,221	398%
NGL	6,261	(1,161)	7,422	639%
Natural gas	48,254	45,646	2,608	6%
Total	$155,002	$10,751	$144,251	1,342%

Changes in average sales prices and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three and nine months ended September 30, 2025 and 2024:

(in thousands)	Oil	NGL	Natural gas	Total
Third-quarter 2024 Revenues	$416,668	$41,807	$(9,724)	$448,751
Effect of changes in average sales prices	(56,446)	(529)	19,009	(37,966)
Effect of changes in sales volumes	7,289	1,651	(79)	8,861
Third-quarter 2025 Revenues	$367,511	$42,929	$9,206	$419,646
Change ($)	$(49,157)	$1,122	$18,930	$(29,105)
Change (%)	(12)%	3%	195%	(6)%

(in thousands)	Oil	NGL	Natural gas	Total
Third-quarter year-to-date 2024 Revenues	$1,274,119	$128,752	$3,150	$1,406,021
Effect of changes in average sales prices	(187,712)	12,339	43,915	(131,458)
Effect of changes in sales volumes	69,041	14,623	110	83,774
Third-quarter year-to-date 2025 Revenues	$1,155,448	$155,714	$47,175	$1,358,337
Change ($)	$(118,671)	$26,962	$44,025	$(47,684)
Change (%)	(9)%	21%	1,398%	(3)%

Costs and expenses
The following tables present information regarding costs and expenses and selected average costs and expenses per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2025 compared to 2024
(in thousands except for per BOE sold data)	2025	2024	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$114,259	$107,686	$6,573	6%
Production and ad valorem taxes	20,525	27,244	(6,719)	(25)%
Oil transportation and marketing expenses	10,527	12,445	(1,918)	(15)%
Gas gathering, processing and transportation expenses	6,774	4,602	2,172	47%
Costs of purchased oil	—	9,331	(9,331)	(100)%
General and administrative (excluding LTIP and transaction expenses)	15,022	18,752	(3,730)	(20)%
General and administrative (LTIP):
LTIP cash	328	(411)	739	(180)%
LTIP non-cash	2,830	3,444	(614)	(18)%
General and administrative (transaction expenses)	6,866	220	6,646	3,021%
Depletion, depreciation and amortization	180,516	187,063	(6,547)	(3)%
Impairment expense	419,955	—	419,955	N/A
Other operating expenses, net	6,280	1,754	4,526	258%
Total costs and expenses	$783,882	$372,130	$411,752	111%
Gain (loss) on disposal of assets, net	$685	$839	$(154)	(18)%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$9.12	$8.78	$0.34	4%
Production and ad valorem taxes	1.64	2.22	(0.58)	(26)%
Oil transportation and marketing expenses	0.84	1.01	(0.17)	(17)%
Gas gathering, processing and transportation expenses	0.54	0.38	0.16	42%
General and administrative (excluding LTIP and transaction expenses)	1.20	1.53	(0.33)	(22)%
Total selected operating expenses	$13.34	$13.92	$(0.58)	(4)%
General and administrative (LTIP):
LTIP cash	$0.03	$(0.03)	$0.06	200%
LTIP non-cash	$0.23	$0.28	$(0.05)	(18)%
General and administrative (transaction expenses)	$0.31	$0.02	$0.29	1,450%
Depletion, depreciation and amortization	$14.41	$15.25	$(0.84)	(6)%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.

	Nine months ended September 30,		2025 compared to 2024
(in thousands except for per BOE sold data)	2025	2024	Change ($)	Change (%)
Costs and expenses:
Lease operating expenses	$325,494	$327,156	$(1,662)	(1)%
Production and ad valorem taxes	80,106	84,937	(4,831)	(6)%
Oil transportation and marketing expenses	31,296	34,477	(3,181)	(9)%
Gas gathering, processing and transportation expenses	18,910	12,066	6,844	57%
Costs of purchased oil	—	9,331	(9,331)	(100)%
General and administrative (excluding LTIP and transaction expenses)	55,768	62,337	(6,569)	(11)%
General and administrative (LTIP):
LTIP cash	(44)	1,890	(1,934)	(102)%
LTIP non-cash	8,927	10,140	(1,213)	(12)%
General and administrative (transaction expenses)	6,866	567	6,299	1,111%
Organizational restructuring expenses	4,627	—	4,627	N/A
Depletion, depreciation and amortization	556,840	527,468	29,372	6%
Impairment expense	1,005,242	—	1,005,242	N/A
Other operating expenses, net	10,456	5,365	5,091	95%
Total costs and expenses	$2,104,488	$1,075,734	$1,028,754	96%
Gain on disposal of assets, net	$2,050	$1,005	$1,045	104%
Selected average costs and expenses per BOE sold(1):
Lease operating expenses	$8.64	$9.24	$(0.60)	(6)%
Production and ad valorem taxes	2.13	2.40	(0.27)	(11)%
Oil transportation and marketing expenses	0.83	0.97	(0.14)	(14)%
Gas gathering, processing and transportation expenses	0.50	0.34	0.16	47%
General and administrative (excluding LTIP and transaction expenses)	1.48	1.76	(0.28)	(16)%
Total selected operating expenses	$13.58	$14.71	$(1.13)	(8)%
General and administrative (LTIP):
LTIP cash	$—	$0.05	$(0.05)	(100)%
LTIP non-cash	$0.24	$0.29	$(0.05)	(17)%
General and administrative (transaction expenses)	$0.10	$0.02	$0.08	400%
Depletion, depreciation and amortization	$14.78	$14.91	$(0.13)	(1)%
_____________________________________________________________________________
(1)Selected average costs and expenses per BOE sold are based on actual amounts and may not recalculate using the rounded numbers presented in the table above.
Lease operating expenses ("LOE"). LOE are daily expenses incurred to bring oil, NGL and natural gas out of the ground and to market, together with the daily expenses incurred to maintain our producing properties. Such costs also include maintenance, repairs and non-routine workover expenses related to our oil and natural gas properties. Total LOE increased and remained relatively flat for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.
Production and ad valorem taxes. Production and ad valorem taxes remained relatively flat for the three and nine months ended September 30, 2025 compared to the same periods in 2024. Production taxes are based on and fluctuate in proportion to our oil, NGL and natural gas sales revenues, and are established by federal, state or local taxing authorities. Ad valorem taxes are based on and fluctuate in proportion to the taxable value assessed by the various counties where our oil and natural gas properties are located and third-quarter 2025 reflects a downward adjustment of estimated assessed taxable values.
Oil transportation and marketing expenses. These are expenses incurred for the delivery of produced oil to customers in the U.S. Gulf Coast market via the Gray Oak pipeline. We ship the majority of our produced oil to the U.S. Gulf Coast, which we believe provides a long-term pricing advantage versus the Midland market. Firm transportation payments on excess pipeline capacity associated with transportation agreements are also included in oil transportation and marketing expenses. Oil transportation and marketing expenses decreased during the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to a decrease in firm transportation payments on excess capacity. See Note 10 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of our transportation commitments.
Gas gathering, processing and transportation expenses. We are party to certain natural gas processing agreements where the Company concluded it is the principal in the transaction and the customer is the ultimate third party, with control of the NGL or residue gas transferring at the tailgate of the midstream entity's processing plant. Revenue for such agreements is recognized on a gross basis, with gathering, processing and transportation fees presented as an expense on the consolidated statements of operations. Gas gathering, processing and transportation expenses increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to contracts obtained through our third-quarter 2024 acquisition, which increased the volume of natural gas processed under such agreements.
General and administrative ("G&A") (excluding LTIP and transaction expenses). G&A, excluding employee compensation expenses from our long-term incentive plan ("LTIP") and transaction expenses, decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The changes are primarily due to our organizational restructuring in the second quarter of 2025.
General and administrative (LTIP cash). LTIP cash expense increased for the three months ended September 30, 2025 and decreased for the nine months ended September 30, 2025 compared to the same periods in 2024 due to fluctuations in the fair value of our cash-settled LTIP awards as a result of the performance of our stock.
General and administrative (LTIP non-cash). LTIP non-cash expense decreased for the three and nine months ended September 30, 2025, compared to the same periods in 2024 due to the 2025 restricted stock awards granted in the first quarter having a lower grant-date market price than in prior periods. In addition, all performance share unit awards are currently cash-settled, while 2024 and the first quarter of 2025 included a tranche of share-settled performance share unit awards. See Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report for information regarding our equity-based compensation.
General and administrative (transaction expenses). Transaction expenses for 2025 relate to the pending merger with Crescent discussed in "—Recent Developments."
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
Depletion, depreciation and amortization. The most significant component of DD&A for Vital Energy is depletion. The following table presents depletion expense per BOE sold for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Depletion expense per BOE sold	$13.91	$14.80	$(0.89)	(6)%

	Nine months ended September 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Depletion expense per BOE sold	$14.29	$14.46	$(0.17)	(1)%
Depletion expense per BOE sold decreased slightly for the three and nine months ended September 30, 2025, compared to the same periods in 2024. Factors impacting depletion expense per BOE sold include a decrease in reserves related to a drop in commodity prices and the impact of our third-quarter 2024 acquisition, offset by the effects of our full cost ceiling impairments recorded in the first three quarters of 2025 and fourth quarter of 2024. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report and "—Commodity prices, reserves and full cost ceiling test" for additional information regarding the full cost method of accounting.

Impairment expense. The full cost ceiling is based principally on the estimated future net revenues from proved oil, NGL and natural gas reserves, which exclude the effect of the Company's commodity derivative transactions, discounted at 10%. The Realized Prices are utilized to calculate the estimated future net revenues in the full cost ceiling calculation. In the event the unamortized cost of evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, as defined by the SEC, the excess is charged to expense in the period such excess occurs. Once incurred, a write-down of oil and natural gas properties is not reversible. The unamortized cost of evaluated oil and natural gas properties being depleted exceeded the full cost ceiling as of September 30, 2025, June 30, 2025 and March 31, 2025. Accordingly, we incurred full cost ceiling impairment expense of $420.0 million and $1.0 billion for the three and nine months ended September 30, 2025, respectively. These amounts are included in "Impairment expense" on the consolidated statements of operations. See Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our full cost ceiling calculation.
Non-operating income (expense)
The following tables present the components of non-operating income (expense), net for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Gain (loss) on derivatives, net	$56,069	$226,553	$(170,484)	(75)%
Interest expense	(49,994)	(40,119)	(9,875)	(25)%
Other income (expense), net	999	1,247	(248)	(20)%
Total non-operating income (expense), net	$7,074	$187,681	$(180,607)	(96)%

	Nine months ended September 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Gain (loss) on derivatives, net	$169,233	$82,064	$87,169	(106)%
Interest expense	(150,228)	(124,230)	(25,998)	(21)%
Loss on extinguishment of debt, net	—	(66,115)	66,115	100%
Other income (expense), net	2,215	5,921	(3,706)	(63)%
Total non-operating income (expense), net	$21,220	$(102,360)	$123,580	121%
Gain (loss) on derivatives, net. The following tables present the changes in the components of gain (loss) on derivatives, net for the periods presented and the corresponding changes for such periods:

	Three months ended September 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$1,312	$197,540	$(196,228)	(99)%
Settlements received (paid) for matured derivatives, net	54,757	29,013	25,744	89%
Gain (loss) on derivatives, net	$56,069	$226,553	$(170,484)	(75)%

	Nine months ended September 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Non-cash gain (loss) on derivatives, net	$14,231	$71,313	$(57,082)	(80)%
Settlements received (paid) for matured derivatives, net	155,002	10,751	144,251	1,342%
Gain (loss) on derivatives, net	$169,233	$82,064	$87,169	106%
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
Interest expense. Interest expense increased during the three and nine months ended September 30, 2025 compared to the same periods in 2024. We reflect interest paid to the lenders and bondholders in interest expense, net of amounts capitalized. In addition, we include the amortization of (i) debt issuance costs, which includes origination, amendment and professional fees, (ii) commitment fees and (iii) annual agency fees in interest expense. The increase is due to increased borrowings under our Senior Secured Credit Facility related to the funding of our third-quarter 2024 acquisition, partially offset by decreased interest expense on our new senior unsecured notes issued during the first half of 2024, as these notes carry lower interest obligations compared to our January 2028 Notes and September 2030 Notes that were tendered in the first half of 2024. See Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Loss on extinguishment of debt, net. During the nine months ended September 30, 2024, we recognized a loss on extinguishment of debt of $66.1 million related to settling cash tender offers on the January 2028 Notes and the September 2030 Notes and redeeming the remaining principal amount outstanding on the January 2028 Notes. The related loss on extinguishment of debt consisted of early tender and redemption premiums and write-offs of debt issuance costs, premiums and discounts. See Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our long-term debt.
Income tax benefit (expense)
We are subject to federal and state income taxes and the Texas Franchise tax. Our effective rate for the three months ended September 30, 2025 was 0.5%. During the second quarter of 2025, we recorded a discrete charge of $237.9 million related to the valuation allowance recorded on the December 31, 2024 federal net deferred tax asset. As such, our effective tax rate for the nine months ended September 30, 2025 is not meaningful. The effective tax rate for the three and nine months ended September 30, 2024 was 21.89% and 22.83%, respectively. See Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our income taxes, including the recording of a valuation allowance.
As of September 30, 2025, we had federal net operating loss carryforwards totaling $922.1 million, of which $477.7 million will begin to expire in 2035 and $444.4 million will not expire but may be limited in future periods. If we were to experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code, our ability to offset taxable income arising after the ownership change with net operating loss carryforwards, interest expense carryforwards and certain other tax attributes arising prior to the ownership change could be significantly limited. Based on information available as of September 30, 2025, no such ownership change has occurred; however, the pending merger with Crescent is expected to result in an ownership change, which may significantly limit the future utilization of our net operating loss carryforwards, interest expense carryforwards and other tax attributes. Moreover, as discussed above, as of September 30, 2025 these deferred tax assets are fully offset with a valuation allowance.
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
As of September 30, 2025, we had cash and cash equivalents of $14.7 million and available capacity under the Senior Secured Credit Facility of $695.0 million, resulting in total liquidity of $709.7 million. As of October 29, 2025, we had outstanding borrowings under our Senior Secured Credit Facility of $725.0 million, resulting in available capacity of $675.0 million. We believe that our operating cash flows and the aforementioned liquidity sources provide us with sufficient liquidity and financial resources to manage our cash needs and contractual obligations, to implement our currently planned capital expenditure budget and, at our discretion, to fund any share repurchases, pay down, repurchase or refinance debt or adjust our planned capital expenditure budget. See Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report for additional discussion of borrowings and repayments on and the semi-annual redetermination of the borrowing base under the Senior Secured Credit Facility subsequent to September 30, 2025.
Cash requirements for known contractual and other obligations
The following table presents significant cash requirements for known contractual and other obligations as of September 30, 2025:

(in thousands)	Short-term	Long-term	Total
Senior unsecured notes(1)	$131,342	$2,275,075	$2,406,417
Senior Secured Credit Facility(2)	—	705,000	705,000
Electricity purchase commitments	48,692	168,311	217,003
Asset retirement obligations	5,511	76,040	81,551
Operating lease commitments(3)	9,888	56,258	66,146
Firm transportation commitments	18,630	9,289	27,919
Sand purchase commitments	20,151	6,730	26,881
Total	$234,214	$3,296,703	$3,530,917
______________________________________________________________________________
(1)Amounts presented include both principal and interest obligations.
(2)Amounts presented do not include interest expense as it is a floating rate and we cannot determine with accuracy the future interest rates we will be charged. As of September 30, 2025, the outstanding balance under our Senior Secured Credit Facility was subject to a weighted-average interest rate of 7.008%.
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

Cash flows
The following table presents our cash flows for the periods presented and the corresponding changes for such periods:

	Nine months ended September 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Net cash provided by (used in) operating activities	$889,878	$743,156	$146,722	20%
Net cash provided by (used in) investing activities	(731,883)	(1,480,169)	748,286	51%
Net cash provided by (used in) financing activities	(183,477)	745,144	(928,621)	(125)%
Net increase (decrease) in cash and cash equivalents	$(25,482)	$8,131	$(33,613)	(413)%
Cash flows from operating activities
Net cash provided by operating activities increased during the nine months ended September 30, 2025, compared to the same period in 2024. Notable cash changes include (i) an increase of $144.2 million in net settlements received for matured derivatives, due to decreased oil commodity prices, (ii) an increase of $71.6 million due to net changes in operating assets and liabilities and (iii) a decrease in total oil, NGL and natural gas sales revenues of $47.7 million. For additional information on changes in revenues and expenses, see "—Results of operations."
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
Cash flows from investing activities
For the nine months ended September 30, 2025, net cash used in investing activities was $731.9 million compared to $1.5 billion for the same period in 2024. The change is primarily due to (i) a $829.6 million decrease in our acquisitions of oil and natural gas properties and (ii) a $30.3 million increase in proceeds from divestitures, partially offset by (iii) a $123.3 million increase in capital expenditures for oil and natural gas properties as a result of increased drilling and completions activity.
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
The following tables present the components of our capital investments, excluding non-budgeted acquisition costs, for the periods presented and the corresponding changes for such periods:

	Nine months ended September 30,		2025 compared to 2024
(in thousands)	2025	2024	Change ($)	Change (%)
Oil and natural gas properties(1)	$759,152	$652,604	$106,548	16%
Midstream and other fixed assets(1)	8,019	17,233	(9,214)	(53)%
Total capital investments, excluding non-budgeted acquisition costs	$767,171	$669,837	$97,334	15%
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
Cash flows from financing activities
For the nine months ended September 30, 2025, net cash used in financing activities was $183.5 million compared to $745.1 million cash provided by financing activities for the same period in 2024. Notable 2025 activity includes (i) payments on our Senior Secured Credit Facility of $625.0 million and (ii) borrowings on our Senior Secured Credit Facility of $450.0 million. For further discussion of our financing activities related to debt instruments, see Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report.
Sources of Liquidity
Senior Secured Credit Facility
As of September 30, 2025, the Senior Secured Credit Facility, which matures on September 13, 2027, had a maximum credit amount of $3.0 billion, a borrowing base and an aggregate elected commitment of $1.4 billion, with $705.0 million outstanding, and was subject to an interest rate of 7.008%. The Senior Secured Credit Facility contains both financial and non-financial covenants, all of which we were in compliance with for all periods presented. Additionally, the Senior Secured Credit Facility provides for the issuance of letters of credit, limited to the lesser of total capacity or $80.0 million. As of September 30, 2025 and December 31, 2024, we had no letters of credit outstanding under the Senior Secured Credit Facility.
See Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our Senior Secured Credit Facility.
Supplemental Guarantor information
As of September 30, 2025, approximately $1.6 billion of our senior unsecured notes remained outstanding. Our wholly-owned subsidiary, Vital Midstream Services, LLC (the "Guarantor"), jointly and severally, and fully and unconditionally, guarantees all of our outstanding senior unsecured notes.
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
There have been no changes to our identified critical accounting estimates during the nine months ended September 30, 2025. See our critical accounting estimates in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Annual Report. See "Commodity prices, reserves and full cost ceiling test" for additional discussion our full cost ceiling calculation.

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
The fair values of our open commodity positions are largely determined by the relevant forward commodity price curves of the indexes associated with our open derivative positions. The following table provides a sensitivity analysis of the projected incremental effect on income or loss before income taxes of a hypothetical 10% change in the relevant forward commodity price curves of the indexes associated with our open commodity positions as of September 30, 2025:

(in thousands)	As of September 30, 2025
Commodity derivative asset position	$125,934
Impact of a 10% increase in forward commodity prices	$(162,603)
Impact of a 10% decrease in forward commodity prices	$162,777
See Notes 8 and 9 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our commodity derivatives. For additional discussion of our quantitative and qualitative disclosures about market risk, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2024 Annual Report.
Interest rate risk
Our Senior Secured Credit Facility bears interest at a floating rate and our senior unsecured notes bear interest at fixed rates. The interest rate on our Senior Secured Credit Facility as of September 30, 2025 was 7.008%. See Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report for further discussion of our debt. The interest rate on borrowings may be based on an alternate base rate or term secured overnight financing rate ("Term SOFR"), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the "prime rate" (as publicly announced by Wells Fargo Bank, N.A.) in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our Senior Secured Credit Facility) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. Interest on Term SOFR loans is equal to the sum of (a)(i) the Term SOFR (as defined in our Senior Secured Credit Facility) rate for such period plus (ii) the Term SOFR Adjustment (as defined in our Senior Secured Credit Facility) of 0.1% (in the case of clause (a), subject to a floor of 0%) plus (b) the applicable margin. The applicable margin varies from 1.25% to 2.25% on alternate base rate borrowings and from 2.25% to 3.25% on Term SOFR borrowings, in each case, depending on our utilization ratio. As of September 30, 2025, the applicable margin on our borrowings were 1.75% for alternate base rate borrowings and 2.75% for Term SOFR borrowings.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Vital Energy's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was performed under the supervision and with the participation of Vital Energy's management, including our principal executive officer and principal financial officer. Based on that evaluation, these officers concluded that Vital Energy's disclosure controls and procedures were effective as of September 30, 2025. Our disclosure controls and other procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Vital Energy's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2024 Annual Report, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2025 (the "First Quarter 10-Q") and the quarter ended June 30, 2025 (the "Second Quarter 10-Q"), and those set forth from time to time in our other filings with the SEC. Other than the following risk factors, there have been no material changes in our risk factors from those described in our 2024 Annual Report, the First Quarter 10-Q and the Second Quarter 10-Q. The risks described in such reports and in this Quarterly Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results.
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
In the event the unamortized cost, or net book value, of our evaluated oil and natural gas properties being depleted exceeds the full cost ceiling, the excess is expensed in the period such excess occurs. Once incurred, a write-down of evaluated oil and natural gas properties is not reversible and constitutes a non-cash charge to earnings. In the first and second quarters of 2025 and in the fourth quarter of 2024, our unamortized cost of evaluated oil and natural gas properties exceeded the full cost ceiling. Such write-downs do not impact cash flows from operating activities but do reduce net income. For the three months ended March 31, 2025, June 30, 2025, and September 30, 2025, we recorded non-cash full cost ceiling impairments of $158.2 million, $427.0 million, and $420.0 million, respectively. In addition, we recorded a $481.3 million full cost impairment for the year ended December 31, 2024.
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
Risks Related to the Pending Mergers with Crescent
Because the Exchange Ratio is fixed and the market price of Crescent Class A Common Stock will fluctuate, Vital stockholders cannot be certain of the precise value of the Merger Consideration they will receive in the Mergers.
If the Mergers are completed, each issued and outstanding eligible share of Common Stock will be automatically converted into the right to receive the Merger Consideration. The Exchange Ratio for the Merger Consideration is fixed, and there will be no adjustment to the Merger Consideration for changes in the market price of Crescent Class A Common Stock or our Common Stock prior to the completion of the Mergers.
If the Mergers are completed, there will be a time lapse between the date of this Quarterly Report on Form 10-Q, the dates of the special meetings of Crescent and Vital, and the date on which Vital stockholders entitled to receive the Merger Consideration actually receive the Merger Consideration. The market value of shares of Crescent Class A Common Stock will fluctuate, possibly materially, during and after these periods as a result of a variety of factors, including general market and economic conditions, changes in Crescent’s businesses, operations and prospects and regulatory considerations. Such factors are difficult to predict and in many cases are beyond the control of Vital.
The Mergers are subject to a number of conditions to the obligations of both Vital and the Crescent Parties to complete the Mergers, which, if not fulfilled, or not fulfilled in a timely manner, may delay completion of the Mergers or result in termination of the Merger Agreement.
The respective obligations of Vital and the Crescent Parties to consummate the Mergers are subject to the satisfaction or, to the extent permitted by law, the waiver by each party at or prior to the Effective Time of a number of conditions.
Many of the conditions to completion of the Mergers are not within the control of Vital, and we cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to March 31, 2026 (the “End Date”), it is possible that the Merger Agreement may be terminated. Although Crescent and Vital have agreed in the Merger Agreement to use reasonable best efforts, subject to certain limitations, to consummate the Mergers as promptly as reasonably practicable, these and other conditions to the consummation of the Mergers may fail to be satisfied. In addition, satisfying the conditions to and completion of the Mergers may take longer, and could cost more, than Crescent and Vital expect. Furthermore, the requirements for obtaining the required clearances and approvals, including as a result of the government shutdown, could delay the completion of the Mergers for a significant period of time or prevent the Mergers from occurring. Any delay in completing the Mergers may adversely affect the cost savings and other benefits that Vital and Crescent expect to achieve if the Mergers and the integration of the companies’ respective businesses are not completed within the expected time frame.
As a result of the shutdown of the federal government, Crescent has determined to rely on Section 8(a) of the Securities Act to cause the registration statement on Form S-4 related to the Mergers to become effective automatically. Reliance on Section 8(a) could result in a number of adverse consequences, including the potential need for Vital to distribute an updated joint proxy/prospectus to shareholders to address comments provided by the SEC, or a stop order being issued preventing use of the registration statement, and a corresponding stock price decline or other negative results.
The registration statement on Form S-4 related to the Mergers is expected to become automatically effective by operation of Section 8(a) of the Securities Act on the 20th calendar day after the most recent amendment of the registration statement filed with the SEC, in lieu of the SEC declaring the registration statement effective following the completion of its review. Prior to the shutdown of the federal government and the filing the registration statement on Form S-4 related to the Mergers, the SEC indicated to Crescent that they had not completed their review of the registration statement, may have comments and would continue to review upon the federal government reopening. Reliance on Section 8(a) does not relieve Crescent, Vital and other parties from the responsibility for the adequacy and accuracy of the disclosure set forth in the registration statement and for ensuring that the registration statement complies with applicable requirements, and use of Section 8(a) poses a risk that, after the date of the joint proxy statement/prospectus which forms a part of the registration statement on Form S-4 related to the Mergers, Vital may be required to distribute an updated joint proxy/prospectus to shareholders, or otherwise delay the closing of the Mergers, if changes to the information in the joint proxy/prospectus are required, or if a stop order under Section 8(d) of the Securities Act prevents continued use of the registration statement. These or similar events could cause the trading price of the Common Stock to decline, further delay the closing of the Mergers or result in other negative outcomes.
Failure to complete the Mergers could negatively impact the price of shares of Common Stock, as well as Vital’s ongoing and future businesses and financial results.
The Merger Agreement may be terminated by either Crescent or Vital if the Mergers are not completed by 5:00 p.m. Houston, Texas time, on the End Date, except that this right to terminate the Merger Agreement will not be available to any party whose failure to fulfill any material covenant or agreement under the Merger Agreement is the primary cause of or resulted in the failure of the transactions to be consummated on or before that date. Crescent and Vital can also mutually decide to terminate the Merger Agreement at any time, before or after stockholder approval is obtained. In addition, Crescent and Vital may elect to terminate the Merger Agreement in certain other circumstances.
If the Mergers are not completed for any reason, Vital’s ongoing and future businesses and financial results may be adversely affected and, without realizing any of the benefits of having completed the Mergers, Vital will be subject to a number of risks, including the following:
•Vital will be required to pay its costs relating to the Mergers, which are substantial, such as legal, accounting, financial advisory and printing fees, whether or not the Mergers are completed;
•time and resources committed by Vital’s management to matters relating to the Mergers could otherwise have been devoted to pursuing other beneficial opportunities;
•Vital may experience negative reactions from financial markets, including negative impacts on the price of its common stock, including to the extent that the current market price reflects a market assumption that the Mergers will be completed;
•Vital may experience negative reactions from employees, customers or vendors; and
•since the Merger Agreement restricts the conduct of Vital’s business prior to completion of the Mergers, Vital may not have been able to take certain actions during the pendency of the Mergers that would have benefited it as an independent company and the opportunity to take such actions may no longer be available.
If the Merger Agreement is terminated and the Vital Board seeks another merger or business combination, Vital may not be able to find a party willing to offer equivalent or more attractive consideration than the consideration Crescent has agreed to provide in the Mergers, or such other merger or business combination may not be completed. If the Merger Agreement is terminated under specified circumstances, Vital may be required to pay Crescent a termination fee of $22.5 million. If the Merger Agreement is terminated because of a failure of Vital’s stockholders to approve the proposals required to complete the Mergers, Vital may be required to reimburse Crescent for its transaction expenses in an amount equal to $5.5 million. In addition, any delay in completing the Mergers may significantly reduce the synergies and other benefits that Crescent and Vital expect to achieve if they successfully complete the Mergers within the expected timeframe and integrate their respective businesses.
The Merger Agreement contains provisions that limit Vital’s ability to pursue alternatives to the Mergers, could discourage a potential competing acquiror of Vital from making a favorable alternative transaction proposal and, in specified circumstances, could require Vital to pay Crescent a termination fee.
The Merger Agreement contains certain provisions that restrict Vital’s ability to initiate, solicit or knowingly encourage or knowingly facilitate any inquiries, proposals, or offers regarding, or the making of an acquisition proposal, engage in any discussions or negotiations with respect to an acquisition proposal or furnish any non-public information or access to its assets to any person in connection with an acquisition proposal, or enter into any letter of intent or agreement in principle concerning an acquisition proposal. In addition, the other party generally has an opportunity to offer to modify the terms of the transactions contemplated by the Merger Agreement in response to any third-party alternative transaction proposal before a party’s board of directors may change, withdraw, modify, or qualify its recommendation with respect to stockholder approval of the Mergers. In some circumstances, upon termination of the Merger Agreement, Vital will be required to pay a termination fee of $22.5 million to Crescent.
These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of Vital or pursuing an alternative transaction with either entity from considering or proposing such a transaction. The provisions could discourage a potential third-party acquiror or merger partner that was prepared to pay consideration with a higher per share price than the per share price proposed to be received in the Mergers, or might result in a potential third-party acquiror or merger partner proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee that is payable in certain circumstances.
We will be subject to business uncertainties while the Mergers are pending, which could adversely affect our businesses.
In connection with the pendency of the Mergers, it is possible that certain persons with whom Vital has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with Vital, as a result of the Mergers, which could negatively affect Vital’s revenues, earnings and cash flows, as well as the market price of our Common Stock, regardless of whether the Mergers are completed.
Under the terms of the Merger Agreement, Vital is subject to certain restrictions on the conduct of its business prior to the Effective Time, which may adversely affect its ability to execute certain of its business strategies. Limitations on Vital include, among other things, the ability to issue capital stock, make distributions, declare dividends, modify or enter into material contracts, the ability to acquire other businesses, incur indebtedness, incur encumbrances or incur capital expenditures, in each case, subject to certain exceptions set forth in the Merger Agreement. Such limitations could negatively affect Vital’s businesses and operations prior to the completion of the Mergers.
We will incur significant transaction and merger-related costs in connection with the Mergers, which may be in excess of those anticipated by us.
Vital has incurred and expects to continue to incur a number of non-recurring costs associated with the Mergers, many of which are payable regardless of whether or not the Mergers are completed. These fees and costs have been, and will continue to be, substantial. These costs include, among others, employee retention costs, fees paid to legal, accounting and financial advisors, severance and benefit costs, fees related to regulatory filings and notices, filing fees and printing and mailing fees. Vital will also incur transaction fees and costs related to the integration of the companies, which may be substantial. Moreover, Vital may incur additional unanticipated expenses in connection with the Mergers and the integration, including costs associated with any stockholder litigation related to the Mergers.
The costs described above, as well as other unanticipated costs and expenses, could have an adverse effect on the financial condition and operating results of Vital.
Completion of the Mergers may trigger change in control or other provisions in certain agreements to which Vital is a party.
The completion of the Mergers may, in and of itself or in combination with certain ratings downgrade events, trigger change in control or other provisions in certain agreements to which Vital is a party, including agreements governing its indebtedness and certain oil and gas leases. Failure to successfully negotiate a waiver could result in a counterparty to any provision that is triggered terminating an agreement or seeking monetary damages. Crescent and Vital may seek to negotiate waivers of change of control provisions, but the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to each company. Further, it may not be practicable to obtain waivers for certain change of control or other provisions and the conditions to such provisions may be subject to factors beyond Crescent’s and Vital’s control. For example, the parties expect that the transactions contemplated by the Merger Agreement will constitute a change of control under the indentures governing Vital’s 7.750% senior unsecured notes due 2029, 9.750% senior unsecured notes due 2030 and 7.875% senior unsecured notes due 2032 and, if such change of control were to be accompanied by a decrease in the rating of any such series of Vital’s notes by one or more gradations on any date from the date of the public announcement of the Mergers until the end of the 60-day period following such announcement (which period may be extended upon the occurrence of certain events), Vital would be required to offer to repurchase such notes at a 101% of the aggregate principal amount of the applicable series of notes. Although such ratings events are not expected to occur, no assurance can be provided that such ratings event will not occur.
We may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Mergers from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Vital’s liquidity and financial condition. Lawsuits that may be brought against the parties to the Merger Agreement or their respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Mergers. If a plaintiff is successful in obtaining an injunction prohibiting completion of the Mergers, then that injunction may delay or prevent the Mergers from being completed, which may adversely affect Vital’s ongoing and future business, financial position and results of operations.
One of the conditions to the Closing is that no injunction by any court, governmental, regulatory or administrative agency or commission or other governmental authority or instrumentality has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the Mergers. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Mergers, then that injunction may delay or prevent the Mergers from being completed within the expected timeframe or at all, which may adversely affect Vital’s ongoing and future business, financial position and results of operations.
After the Mergers are completed, Vital stockholders will have their rights as stockholders governed by Crescent’s organizational documents. As such, they will have no right to vote on the election of directors to the Crescent Board.
The rights of Vital stockholders are currently governed by Vital’s organizational documents. Upon consummation of the Mergers, Vital stockholders will receive Crescent Class A Common Stock that will be governed by Crescent’s organizational documents. As a result, there will be differences between the rights currently enjoyed by Vital stockholders and the rights of Vital stockholders post-Mergers. The Crescent Charter and Crescent Bylaws provide that, subject to the rights of holders of Crescent Preferred Stock, until the Trigger Date (as defined in the Crescent Charter), the Series I Preferred Stockholder will have full and exclusive authority to appoint the entire Crescent Board and to certain other approval rights with respect to certain fundamental corporate actions, including debt incurrence in excess of 10% of the outstanding indebtedness, significant equity raises, preferred equity issuances, adoption of a stockholder rights plan, amendments of the Crescent Charter and certain sections of the Crescent Bylaws, a sale of all or substantially all of Crescent’s assets, mergers involving Crescent, removals of Crescent’s Chief Executive Officer and the liquidation or dissolution of Crescent.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
The following table summarizes purchases of common stock by Vital Energy for the periods presented:

Period	Total number of shares purchased(1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value that may yet be purchased under the program as of the respective period-end date(2)
July 1, 2025 - July 31, 2025	53	$16.53	—	$200,000,000
August 1, 2025 - August 31, 2025	359	$16.91	—	$200,000,000
September 1, 2025 - September 30, 2025	155	$17.82	—	$200,000,000
Total	567		—
______________________________________________________________________________
(1)Represents shares that were withheld by us to satisfy tax withholding obligations that arose upon the lapse of restrictions on certain equity-based compensation awards, namely restricted stock awards.
(2)On May 31, 2022, our board of directors authorized a $200.0 million share repurchase program commencing on the date of such announcement and continuing through and including May 27, 2024. On May 23, 2024, our board of directors approved an amendment to the share repurchase program to (i) increase the shares of Common Stock which the Company may purchase by $37.3 million, resulting in aggregate authorization of $237.3 million, and (ii) extend the expiration date to May 22, 2026. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, including under plans complying with Rule 10b5-1 of the Exchange Act, and privately negotiated transactions. During the three months ended September 30, 2025, no shares were repurchased under the share repurchase program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Arrangement Changes
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarterly period ended September 30, 2025.

Item 6.    Exhibits

		Incorporated by reference (File No. 001-35380, unless otherwise indicated)
Exhibit	Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 24, 2025, by and among Vital Energy, Inc., Crescent Energy Company, Venus Merger Sub I Inc. and Merger Sub II LLC.	8-K	2.1	8/25/2025
3.1	Second Amended and Restated Certificate of Incorporation of Vital Energy, Inc., dated as of May 28, 2024.	8-K	3.1	5/28/2024
3.2	Fourth Amended and Restated Bylaws of Vital Energy, Inc., adopted January 9, 2023.	8-K	3.2	1/9/2023
4.1	Form of Common Stock Certificate.	8-A12B/A	4.1	1/7/2014
4.2	Indenture, dated as of March 18, 2015, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	3/24/2015
4.3	Indenture, dated as of July 16, 2021, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	7/16/2021
4.4	Fifth Supplemental Indenture, dated as of September 25, 2023, among Vital Energy, Inc., Vital Midstream Services, LLC and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.2	9/25/2023
4.5	Indenture, dated as of March 28, 2024, among Vital Energy, Inc., Vital Midstream Services, LLC and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.1	3/28/2024
10.1	Voting and Support Agreement, dated as of August 24, 2025, by and among Vital Energy, Inc., Crescent Energy Company and PT Independence Energy Holdings LLC.	8-K	10.1	8/25/2025
10.2	Voting and Support Agreement, dated as of August 24, 2025, by and among Vital Energy, Inc., Crescent Energy Company and Independence Energy Aggregator LP.	8-K	10.2	8/25/2025
10.3	Form of Voting and Support Agreement, dated as of August 24, 2025, by and among Vital Energy, Inc., Crescent Energy Company and John C. Goff.	8-K	10.3	8/25/2025
22.1	List of Issuers and Guarantor Subsidiaries.	10-K	22.1	2/24/2025
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Vital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to the Consolidated Financial Statements.

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

VITAL ENERGY, INC.

Date: November 3, 2025	By:	/s/ Jason Pigott
Jason Pigott
President and Chief Executive Officer
(principal executive officer)

Date: November 3, 2025	By:	/s/ Bryan J. Lemmerman
Bryan J. Lemmerman
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 3, 2025	By:	/s/ Stephen L. Faulkner, Jr.
Stephen L. Faulkner, Jr.
Vice President and Chief Accounting Officer
(principal accounting officer)